Form 10-Q
period 2021-03-31
AFC Gamma, Inc.
filed 2021-05-11
CIK 1822523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission File Number:  001-39995

AFC GAMMA, INC.
(Exact name of registrant as specified in its charter)
Maryland (State or other jurisdiction of incorporation or organization)	85-1807125 (I.R.S. Employer Identification Number)
525 Okeechobee Blvd., Suite 1770, West Palm Beach, FL 33401
(Address of principal executive offices) (Zip Code)

(561) 510-2390
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value per share	Trading Symbol(s) AFCG	Name of each exchange on which registered Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”   “smaller reporting company,” and "emerging growth company"  in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock, $0.01 par value	Outstanding at May 11, 2021 13,366,877

AFC GAMMA, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AFC GAMMA, INC.
BALANCE SHEETS

	As Of
	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Loans held for investment at fair value (cost of $48,833,111 and $46,994,711 at March 31, 2021 and December 31, 2020, respectively, net)	$50,252,049	$48,558,051

Loans held for investment at carrying value	39,152,936	31,837,031
Loan receivable at carrying value	3,240,855	3,348,263
Current expected credit loss reserve	(248,317)	(404,860)
Loans held for investment at carrying value and loan receivable at carrying value, net of current expected credit loss reserve	42,145,474	34,780,434

Cash and cash equivalents	126,793,972	9,623,820
Interest receivable	1,205,304	927,292
Prepaid expenses and other assets	1,109,038	72,095
Total assets	$221,505,837	$93,961,692

Liabilities
Interest reserve	$3,243,484	$1,325,750
Current expected credit loss reserve	283,180	60,537
Accrued management fees	876,662	222,127
Accrued direct administrative expenses	365,567	550,671
Accounts payable and other liabilities	404,939	154,895
Total liabilities	5,173,832	2,313,980
Commitments and contingencies (Note 10)
Stockholders' Equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at March 31, 2021 and December 31, 2020 and 125 shares issued and outstanding at March 31, 2021 and December 31, 2020	1	1
Common stock, par value $0.01 per share, 25,000,000 and 15,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively, and 13,366,877 and 6,179,392 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	133,669	61,794
Additional paid-in-capital	216,504,726	91,068,197
Accumulated earnings (deficit)	(306,391)	517,720
Total stockholders' equity	216,332,005	91,647,712

Total liabilities and stockholders' equity	$221,505,837	$93,961,692

(See accompanying notes to the Financial Statements)

AFC GAMMA, INC.
STATEMENT OF OPERATIONS

For the three months ended March 31, 2021
(unaudited)
Revenue
Interest Income	$4,685,005
Total revenue	4,685,005
Expenses
Management and incentive fees, net (less rebate of $237,743)	876,662
General and administrative expense	462,518
Stock-based compensation	1,599,115
Professional fees	135,453
Total expenses	3,073,748
Provision for current expected credit losses	(66,100)
Change in unrealized gains / (losses) on loans at fair value, net	(144,402)
Net income before income taxes	1,400,755
Income tax expense	-
Net income	$1,400,755

Earnings per common share:
Basic earnings per common share (in dollars per share)	$0.20
Diluted earnings per common share (in dollars per share)	$0.19

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding (in shares)	7,144,670
Diluted weighted average shares of common stock outstanding (in shares)	7,485,048

(See accompanying notes to the Financial Statements)

AFC GAMMA, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2021
(unaudited)

	Preferred Stock	Common Stock		Additional Paid- In-Capital	Accumulated Earnings (Deficit)	Total Stockholders' Equity
		Shares	Amount
Balance at December 31, 2020	$1	6,179,392	$61,794	$91,068,197	$517,720	$91,647,712
Issuance of common stock, net of offering cost	-	7,187,485	71,875	123,837,414	-	123,909,289
Stock-based compensation	-	-	-	1,599,115	-	1,599,115
Dividends declared and paid on common shares ($0.36 per share)	-	-	-	-	(2,224,866)	(2,224,866)
Net income	-	-	-	-	1,400,755	1,400,755
Balance at March 31, 2021 (unaudited)	$1	13,366,877	$133,669	$216,504,726	$(306,391)	$216,332,005

(See accompanying notes to the Financial Statements)

AFC GAMMA, INC.
STATEMENT OF CASH FLOWS

For the three months ended March 31, 2021
Operating activities:	(unaudited)
Net income	$1,400,755
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Provision for current expected credit losses	66,100
Change in unrealized gains / (losses) on loans at fair value, net	144,402
Accretion of deferred loan original issue discount and other discounts	(707,751)
Stock-based compensation	1,599,115
PIK interest	(559,004)
Changes in operating assets and liabilities:
Interest reserve	(82,266)
Interest receivable	(278,012)
Prepaid expenses and other assets	67,971
Accrued management fees, net	654,535
Accrued direct administrative expenses	(185,104)
Accounts payable and other liabilities	250,044
Net cash provided by / (used in) operating activities	2,370,785

Cash flows from investing activities:
Issuance of and fundings on loans	(7,096,075)
Proceeds from sales of Assigned Rights	103,302
Principal repayment of loans	107,717
Net cash provided by / (used in) investing activities	(6,885,056)

Cash flows from financing activities:
Proceeds from sale of common stock	127,003,125
Payment of offering costs	(3,093,836)
Dividends paid	(2,224,866)
Net cash provided by / (used in) financing activities	121,684,423

Change in cash, cash equivalents and restricted cash	117,170,152
Cash, cash equivalents and restricted cash, beginning of period	9,623,820
Cash, cash equivalents and restricted cash, end of period	$126,793,972

Supplemental disclosure of non-cash financing and investing activity:
Interest reserve withheld from funding of loan	$2,000,000
Sale of Assigned Rights	$1,104,914

Supplemental information:
Interest paid during the period	$-
Income taxes paid during the period	$-

(See accompanying notes to the Financial Statements)

AFC GAMMA, INC.
NOTES TO FINANCIAL STATEMENTS
As of March 31, 2021
(unaudited)

1.	ORGANIZATION

AFC Gamma, Inc. (the “Company” or “AFCG”) is a commercial real estate (“CRE”) finance company primarily engaged in originating, structuring, and underwriting senior secured loans and other types of loans. The Company was formed and commenced operations on July 31, 2020.  The Company is a Maryland corporation and completed its initial public offering (the “IPO”) in March 2021.  The Company is externally managed by AFC Management, LLC (“AFC Management” or the Company’s “Manager”), a Delaware limited liability company, pursuant to the terms of a management agreement (as amended, the “Management Agreement”).

The Company operates as one operating segment and is primarily focused on financing senior secured loans and other types of loans for established cannabis industry operators in states where medical and /or adult use cannabis is legal.  These loans are generally held for investment and are secured, directly or indirectly, by real estate, equipment, licenses and/or other assets of borrowers depending on the applicable laws and regulations governing such borrowers.

The Company intends to elect to be taxed as a real estate investment trust (“REIT”) for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2020.  The Company generally will not be subject to United States federal income taxes on its REIT taxable income as long as it annually distributes all of its REIT taxable income prior to the deduction for dividends paid to stockholders and complies with various other requirements as a REIT.

2.	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and the related management's discussion and analysis of financial condition and results of operations included in the Company's final prospectus relating to our IPO filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”) on March 19, 2021 (the “Final Prospectus”).

Refer to Note 2 to the Company’s financial statements in the Final Prospectus for a description of the Company’s significant accounting policies. The Company has included disclosure below regarding basis of presentation and other accounting policies that (i) are required to be disclosed quarterly, (ii) have material changes or (ii) the Company views as critical as of the date of this report.

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared on the accrual basis of accounting in conformity with United States generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the SEC applicable to interim financial information.  These unaudited interim financial statements reflect all adjustments and reclassifications that, in the opinion of management, are considered necessary for a fair statement of the balance sheets, statement of operations, statement of stockholders’ equity, and statement of cash flows for the periods presented.

The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2021.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the valuation of investments.

The spread of a novel strain of coronavirus (“COVID-19”) has caused significant business disruptions in the United States beginning in the first quarter of 2020 and has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as quarantines, shelter-in-place or total lock-down orders and business imitations and shutdowns (subject to exceptions for certain “essential” operations and businesses). Over the course of the COVID-19 pandemic, medical cannabis companies have been deemed “essential” by 29 states administering shelter-in-place orders and adult use cannabis has been deemed “essential” in eight of those states. Consequently, the impact of the COVID-19 pandemic and the related regulatory and private sector response on our financial and operating results for the period ended March 31, 2021 was somewhat mitigated as all of our borrowers were permitted to continue to operate during this pandemic. Regardless, the full extent of the economic impact of the business disruptions caused by COVID-19 is uncertain. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving, and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including the regulated cannabis industry. Although some of these measures have been lifted or scaled back, a recent resurgence of COVID-19 in certain parts of the world, including the United States, may lead to more restrictions to reduce the spread of COVID-19. The extent of any effect that these disruptions may have on the operations and financial performance of the Company will depend on future developments, including possible impacts on the performance of the Company’s loans, general business activity, and ability to generate revenue, which cannot be determined.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting this ASU on its financial statements.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.  ASU No. 2021-01is effective immediately for all entities. An entity may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. If an entity elects to apply any of the amendments for an eligible hedging relationship, any adjustments as a result of those elections must be reflected as of the date the entity applies the election. The amendments do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022).  The Company is currently evaluating the impact, if any, of this ASU on its financial statements.

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, which is an update to clarify that an entity should reevaluate whether a callable debt security is within the scope of 310-20-35-33 for each reporting period.  ASU No. 2020-08 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  Early application is not permitted.  For all other entities, the amendments in ASU No. 2020-08 are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application is permitted for all other entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. All entities should apply the amendments in this update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company has adopted this new standard on January 1, 2021.  The adoption of this standard did not have a material impact on the Company’s financial statements.

3.	LOANS HELD FOR INVESTMENT AT FAIR VALUE

As of March 31, 2021 and December 31, 2020, the Company’s portfolio included four loans held at fair value. The aggregate originated commitment under these loans was approximately $62.4 million and $59.9 million, respectively, and outstanding principal was approximately $52.2 million and $50.8 million, respectively, as of March 31, 2021 and December 31, 2020.  For the three months ended March 31, 2021, the Company funded approximately $1.0 million of outstanding principal. As of March 31, 2021 and December 31, 2020, approximately 0% and 6.0%, respectively, of the Company’s loans held at fair value have floating interest rates.  As of December 31, 2020, these floating rates were subject to LIBOR floors, with a weighted average floor of 2.5%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The following tables summarize the Company’s loans held at fair value as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
	Fair Value (2)	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Remaining Life (Years)(3)

Senior Term Loans	$50,252,049	$48,833,111	$52,212,608	3.1
Total loans held at fair value	$50,252,049	$48,833,111	$52,212,608	3.1

	As of December 31, 2020
	Fair Value (2)	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Remaining Life (Years)(3)

Senior Term Loans	$48,558,051	$46,994,711	$50,831,235	3.3
Total loans held at fair value	$48,558,051	$46,994,711	$50,831,235	3.3

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted purchase discount, deferred loan fees and loan origination costs.

(2)	Refer to Footnote 14.

(3)	Weighted average remaining life is calculated based on the fair value of the loans as of March 31, 2021 and December 31, 2020.

The following table presents changes in loans held at fair value as of and for the three months ended March 31, 2021:

	Principal	Original Issue Discount	Unrealized Gains / (Losses)	Fair Value

Total loans held at fair value at December 31, 2020	$50,831,235	$(3,836,524)	$1,563,340	$48,558,051
Change in unrealized gains / (losses) on loans at fair value, net	-	-	(144,402)	(144,402)
New fundings	992,000	(142,982)	-	849,018
Accretion of original issue discount	-	600,009	-	600,009
PIK Interest	389,373	-	-	389,373
Total loans held at fair value at March 31, 2021	$52,212,608	$(3,379,497)	$1,418,938	$50,252,049

A more detailed listing of the Company’s loans held at fair value portfolio based on information available as of March 31, 2021 is as follows:

	Collateral Location	Collateral Type (9)	Fair Value (2)	Carrying Value (1)	Outstanding Principal (1)	Interest Rate		Maturity Date (3)	Payment Terms (4)

Private Co. A	AZ, MI, MD, MA	C , D	$32,834,697	$32,384,888	$34,672,331	17.0%	(5)	5/8/2024	P/I
Private Co. B	MI	C	2,495,922	2,290,381	2,548,159	17.0%	(6)	9/1/2023	P/I
Public Co. A	NV	C	2,874,629	2,840,108	2,945,317	14.0%	(7)	12/21/2021	I/O
Sub. Of Public Co. C	FL	C	12,046,801	11,317,734	12,046,801	18.0%	(8)	2/18/2025	P/I
Total loans held at fair value			$50,252,049	$48,833,111	$52,212,608

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs.

(2)	Refer to Footnote 14.

(3)
Certain loans are subject to contractual extension options and may be subject to performance based or other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.

(4)	I/O = interest only, P/I = principal and interest. P/I loans may include interest only periods for a portion of the loan term.

(5)	Base interest rate of 13% and payment-in-kind (“PIK”) interest rate of 4%.

(6)	Base interest rate of 13% and PIK interest rate of 4%.

(7)	Base interest rate of 12% and PIK interest rate of 2%.

(8)
Loan to Subsidiary of Public Company C is a $15,000,000 aggregate loan commitment with an initial funding of $3,000,000 at a base interest rate of 13.5% and PIK interest rate of 3% and subsequent advances of $9,000,000 at a base interest rate of 19%.  The weighted average interest rate is 18.0% at March 31, 2021.

(9)	C = Cultivation Facilities, D = Dispensaries

4.	LOANS HELD FOR INVESTMENT AT CARRYING VALUE

As of March 31, 2021 and December 31, 2020, the Company’s portfolio included four and three loans, respectively, held at carrying value. The aggregate originated commitment under these loans was approximately $65 million and $44 million, respectively, and outstanding principal was approximately $42.9 million and $33.9 million, respectively, as of March 31, 2021 and December 31, 2020.  During the three months ended March 31, 2021, the Company funded approximately $8.9 million of outstanding principal. As of March 31, 2021 and December 31, 2020, approximately 49% and 35%, respectively, of the Company’s loans held at carrying value have floating interest rates.  These floating rates are subject to LIBOR floors, with a weighted average floor of 1% and 1%, respectively, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The following tables summarize the Company’s loans held at carrying value as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years)(2)

Senior Term Loans	$42,940,850	$(3,787,914)	$39,152,936	4.5
Total loans held at carrying value	$42,940,850	$(3,787,914)	$39,152,936	4.5

	As of December 31, 2020
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years)(2)

Senior Term Loans	$33,907,763	$(2,070,732)	$31,837,031	4.7
Total loans held at carrying value	$33,907,763	$(2,070,732)	$31,837,031	4.7

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount and loan origination costs.

(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of March 31, 2021 and December 31, 2020.

The following table presents changes in loans held at carrying value as of and for the three months ended March 31, 2021:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2020	$33,907,763	$(2,070,732)	$31,837,031
New Fundings	8,863,455	(1,824,614)	7,038,841
Accretion of original issue discount	-	107,432	107,432
PIK Interest	169,632		169,632
Total loans held at carrying value at March 31, 2021	$42,940,850	$(3,787,914)	$39,152,936

A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of March 31, 2021 is as follows:

	Collateral Location	Collateral Type (8)	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Interest Rate		Maturity Date (2)	Payment Terms (3)

Private Co. C	PA	C , D	$13,895,465	$(807,869)	$13,087,596	17.0%	(4)	12/1/2025	P/I
Private Co. D	OH, AR	D	12,045,385	(983,237)	11,062,148	15.0%	(5)	1/1/2026	P/I
Sub. of Public Co. D	PA	C	10,000,000	(172,194)	9,827,806	12.9%	(6)	12/18/2024	I/O
Private Co. E	OH	C , D	7,000,000	(1,824,614)	5,175,386	17.0%	(7)	4/1/2026	P/I
Total loans held at carry value			$42,940,850	$(3,787,914)	$39,152,936

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted purchase discount, deferred loan fees and loan origination costs.

(2)
Certain loans are subject to contractual extension options and may be subject to performance based or other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.

(3)	I/O = interest only, P/I = principal and interest. P/I loans may include interest only periods for a portion of the loan term.

(4)	Base interest rate of 12% plus LIBOR (LIBOR floor of 1%) and PIK interest rate of 4%.

(5)	Base interest rate of 13% and PIK interest rate of 2%.

(6)	Base interest rate of 12.9%.

(7)	Base interest rate of 12% plus LIBOR (LIBOR floor of 1%) and PIK interest rate of 4%.

(8)	C = Cultivation Facilities, D = Dispensaries

5.	LOAN RECEIVABLE AT CARRYING VALUE

As of March 31, 2021 and December 31, 2020, the Company’s portfolio included one loan receivable at carrying value. The originated commitment under this loan was approximately $4 million and outstanding principal was approximately $3.2 million and $3.4 million as of March 31, 2021 and December 31, 2020, respectively.  During the three months ended March 31, 2021, the Company received repayments of $0.1 million of outstanding principal.

The following table presents changes in loans receivable as of and for the three months ended March 31, 2021:

	Principal	Original Issue Discount	Carrying Value

Total loans receivable at carrying value at December 31, 2020	$3,352,176	$(3,913)	$3,348,263
Principal repayment of loans	(107,717)	-	(107,717)
Accretion of original issue discount	-	309	309
Total loans receivable at carrying value at March 31, 2021	$3,244,459	$(3,604)	$3,240,855

6.	CURRENT EXPECTED CREDIT LOSSES

The Company estimates its current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”) using a model that considers multiple datapoints and methodologies that may include the likelihood of default and expected loss given default for each individual loan, discounted cash flows (“DCF”), and other inputs which may include the risk rating of the loan, how recently the loan was originated compared to the measurement date, and expected prepayment if applicable. Calculation of the CECL Reserve requires loan specific data, which includes fixed charge coverage ratio, loan-to-value, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve, which may include (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral. For loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we may elect to apply a practical expedient in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a Specific CECL Allowance. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company may consider historical market loan loss data provided by a third-party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic data that reflects a current recession; however, the short and long-term economic implications of the COVID-19 pandemic and its financial impact on the Company are highly uncertain. The CECL Reserve takes into consideration the macroeconomic impact of the COVID-19 pandemic on CRE properties and is not specific to any loan losses or impairments on the Company’s loans held for investment.

As of March 31, 2021 and December 31, 2020, the Company’s CECL Reserve for its loans held at carrying value and loans receivable at carrying value is $531,497 and $465,397, respectively, or 125 and 132 basis points, respectively, of the Company’s total loans held at carrying value and loans receivable at carrying value of $42,393,791 and $35,185,294, respectively,  and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loans receivable at carrying value of $248,317 and $404,860, respectively, and a liability for unfunded commitments of $283,180 and $60,537, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the three months ended March 31, 2021 was as follows:

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2020	$404,860	$60,537	$465,397
Provision for current expected credit losses	(156,543)	222,643	66,100
Write-offs	-	-	-
Recoveries	-	-	-
Balance at March 31, 2021	$248,317	$283,180	$531,497

(1)
As of March 31, 2021 and December 31, 2020, the CECL Reserve related to outstanding balances on loans at carrying value and loans receivable at carrying value is recorded within current expected credit loss reserve in the Company's balance sheets.

(2)	As of March 31, 2021 and December 31, 2020, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within other liabilities in the Company's balance sheets.

The Company continuously evaluates the credit quality of each loan by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Risk factors include property type, geographic and local market dynamics, physical condition, projected cash flow, loan structure and exit plan, loan-to-value ratio, fixed charge coverage ratio, project sponsorship, and other factors deemed necessary. Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:

Rating	Definition
1	Very Low Risk
2	Low Risk
3	Medium Risk
4	High Risk/ Potential for Loss
5	Impaired/Loss Likely

The risk ratings are primarily based on historical data as well as taking into account future economic conditions.

As of March 31, 2021, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value and loans receivable at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2021	2020	Total
1	$-	$-	$-
2	-	-	-
3	5,175,386	33,977,550	39,152,936
4	-	3,240,855	3,240,855
5	-	-	-
Total	$5,175,386	$37,218,405	$42,393,791

7.	INTEREST RECEIVABLE

The following tables summarize the interest receivable by the Company as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021	As of December 31, 2020

Interest receivable	$954,349	$675,795
PIK receivable	210,588	177,183
Unused fees	40,367	74,314
Total interest receivable	$1,205,304	$927,292

8.	INTEREST RESERVE

At March 31, 2021 and December 31, 2020, the Company had two and one loans, respectively, that included a loan funded interest reserve.  For the three months ended March 31, 2021, approximately $82 thousand of interest income was earned and disbursed from the interest reserve.

The following table presents changes in interest reserve as of and for the three months ended March 31, 2021:

Three months ended March 31, 2021
Initial reserves	$1,325,750
New reserves	2,000,000
Reserves disbursed	(82,266)
Total Interest reserve	$3,243,484

9.	DEBT

The Company obtained a secured revolving credit loan (the “Revolving Loan”) from AFC Finance, LLC, an affiliate of the Company’s management.  The Revolving Loan has a loan commitment of $40,000,000 and bears interest of 8% per annum, payable in cash in arrears. The Company did not incur any fees or cost related to the origination of the Revolving Loan and the Revolving Loan does not have any unused fees.  The maturity date of the Revolving Loan is the earlier of (i) July 31, 2021 and (ii) the date of the closing of any Refinancing Credit Facility (as defined below) in accordance with terms in the Revolving Loan agreement.  The Revolving Loan is secured by the assets of the Company. For the three months ended March 31, 2021, the Company did not utilize its Revolving Loan and therefore no interest expense was incurred. The Revolving Loan was amended in May 2021, see Note 17. Subsequent Events.

10.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2021 and December 31, 2020, the Company had the following commitments to fund various senior term loans, equipment loans and bridge loans.

	As of March 31, 2021	As of December 31, 2020

Total original loan commitments	$130,684,459	$107,292,176
Less: drawn commitments	(97,214,795)	(87,467,057)
Total undrawn commitments	$33,469,664	$19,825,119

The Company from time to time may be a party to litigation in the normal course of business. As of March 31, 2021, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

We provide loans to established companies operating in the cannabis industry which involves significant risks, including the risk of strict enforcement of federal laws regarding the federal illegality of cannabis, and lack liquidity, and we could lose all or part of any of our investments.

Our ability to grow or maintain our business depends on state laws pertaining to the cannabis industry. New laws that are adverse to our portfolio companies may be enacted, and current favorable state or national laws or enforcement guidelines relating to cultivation, production and distribution of cannabis may be modified or eliminated in the future, which would impede our ability to grow and could materially adversely affect our business.

Management’s plan to mitigate risks include monitoring the legal landscape as deemed appropriate.  Also, should a loan default or otherwise be seized, the Company may be prohibited from owning cannabis assets and thus could not take possession of collateral, in which case the Company would look to sell the loan, which could result in the Company realizing a loss on the transaction.

11.	STOCKHOLDERS’ EQUITY

Series A Preferred Stock

As of March 31, 2021 and December 31, 2020, the Company has authorized 10,000 preferred shares and issued 125 of the preferred shares designated as 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”).

The Series A Preferred Stock entitles the holders thereof to receive cumulative cash dividends at a rate per annum of 12.0% of the liquidation preference of $1,000 per share plus all accumulated and unpaid dividends thereon. The Company generally may not declare or pay, or set apart for payment, any dividend or other distribution on any shares of the Company’s stock ranking junior to the Series A Preferred Stock as to dividends, including the Company’s common stock, or redeem, repurchase or otherwise make payments on any such shares, unless full, cumulative dividends on all outstanding shares of Series A Preferred Stock have been declared and paid or set apart for payment for all past dividend periods. The holders of the Series A Preferred Stock generally have no voting rights except in limited circumstances, including certain amendments to the Company’s charter and the authorization or issuance of equity securities senior to or on parity with the Series A Preferred Stock. The Series A Preferred Stock is not convertible into shares of any other class or series of our stock. The Series A Preferred Stock is senior to all other classes and series of shares of the Company’s stock as to dividend and redemption rights and rights upon the Company’s liquidation, dissolution and winding up.

Upon written notice to each record holder of the Series A Preferred Stock as to the effective date of redemption, the Company may redeem the shares of the outstanding Series A Preferred Stock at the Company’s option, in whole or in part, at any time for cash at a redemption price equal to $1,000 per share, for a total of $125,000 for the 125 shares outstanding, plus all accrued and unpaid dividends thereon to and including the date fixed for redemption, plus a redemption premium of $50 per share if the shares are redeemed on or before December 31, 2021. Shares of the Series A Preferred Stock that are redeemed shall no longer be deemed outstanding shares of the Company and all rights of the holders of such shares will terminate.

Common Stock

The Board of Directors of the Company (the “Board”) approved a seven-for-one stock split of the Company's common stock effective on January 25, 2021. All common shares, stock options, and per share information presented in the financial statements have been adjusted to reflect the stock split on a retroactive basis for all periods presented, including reclassifying an amount equal to the increase in par value of common stock from additional paid-in capital. There was no change in the par value of the Company's common stock.  Upon consummation of the Company’s IPO, any stockholder that held fractional shares received cash in lieu of such fractional shares based on the public offering price of the shares of the Company’s common stock at IPO.  This resulted in the reduction of 15 shares issued and outstanding.

On March 23, 2021, the Company completed its IPO of 6,250,000 shares of its common stock at a price of $19.00 per share, raising $118,750,000 in gross proceeds.  The underwriters also exercised their over-allotment option to purchase up to an additional 937,500 shares of the Company’s common stock at a price of $19.00 per share, which was completed on March 26, 2021, raising $17,812,500 in additional gross proceeds.  The underwriting commissions of $8,312,500 and $1,246,875, respectively, are reflected as a reduction of additional paid-in capital on the statement of stockholders’ equity.  The Company incurred approximately $3,093,836 of expenses in connection with the IPO, which is reflected as a reduction in additional paid-in capital. The net proceeds to the Company totaled approximately $123,909,289. The Company intends to use the net proceeds of the IPO (i) to fund loans related to unfunded commitments to existing borrowers, (ii) to originate and participate in commercial loans to companies operating in the cannabis industry that are consistent with the Company’s investment strategy and (iii) for working capital and other general corporate purposes.  Until appropriate investments can be identified, the Company may invest this balance in interest-bearing short-term investments, including money market accounts or funds, commercial mortgage-backed securities and corporate bonds, which are consistent with the Company’s intention to qualify as a REIT and to maintain our exclusion from registration under the Investment Company Act of 1940, as amended.

Equity Incentive Plan

The Company has established an equity incentive compensation plan (the “Plan”). The Company’s Board authorized the adoption of the Plan (the “2020 Plan”) and approved stock option grants of 1,616,098 shares of common stock as of March 31, 2021.  The Board or one or more committees appointed by the Board will administer the 2020 Plan. The Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses, stock units and other forms of awards granted or denominated in the Company’s common stock or units of common stock. The 2020 Plan retains flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances.  Any award may be structured to be paid or settled in cash. The Company currently intends to grant stock options to participants in the 2020 Plan, but it may also grant any other type of award available under the 2020 Plan in the future. Persons eligible to receive awards under the 2020 Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company, employees of the Manager and certain directors and consultants and other service providers to the Company or any of its subsidiaries.

The current maximum number of shares of the Company common stock that may be delivered pursuant to awards under the 2020 Plan (the “Share Limit”) equals 2,100,000 shares. Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2020 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan. Shares that are exchanged by a participant or withheld by the Company as full or partial payment in connection with any award granted under the 2020 Plan, as well as any shares exchanged by a participant or withheld by us to satisfy tax withholding obligations related to any award granted under the 2020 Plan, will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan. To the extent that an award is settled in cash or a form other than shares, the shares that would have been delivered had there been no such cash or other settlement will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan.

The exercise price of any options granted under the 2020 Plan will be at net asset value or greater; provided, however, the exercise price will be at least equal to the market price of the underlying shares on the grant date. The options granted under the 2020 Plan have an ordinary term of up to ten years.  An option may either be an incentive stock option or a nonqualified stock option. Options generally may not be transferred to third parties for value and do not include dividend equivalent rights.

The following table summarizes the (i) non-vested options granted, (ii) vested options granted and (iii) forfeited options granted for the Company’s directors and officers and employees of the Manager as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021	As of December 31, 2020
Non-vested	183,114	142,814
Vested	1,449,518	800,618
Forfeited	(16,534)	(16,534)
Balance	1,616,098	926,898

The Company uses the Black-Scholes option pricing model to value stock options in determining the share-based compensation expense. Forfeitures are recognized as they occur. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield was based on the Company’s expected dividend yield at grant date. Expected volatility is based on the estimated average volatility of similar companies due to the lack of historical volatilities of the Company’s common stock. The share-based compensation expense for the Company was approximately $1,599,115 for the three months ended March 31, 2021.

The following table presents the assumptions used in the option pricing model of options granted under the 2020 Plan:

Assumptions	Range
Expected volatility	40% - 50%
Expected dividend yield	10% - 20%
Risk-free interest rate	0.5% - 1.5%
Expected forfeiture rate	0%

The following table summarizes stock option activity during the three months ended March 31, 2021:

	Three months ended March 31, 2021	Weighted-Average Grant Date Fair Value Per Option
Balance as of December 31, 2020	926,898	$0.91
Granted	689,200	1.31
Exercised	-	-
Forfeited	-	-
Balance as of March 31, 2021	1,616,098	$1.08

12.	EARNINGS PER SHARE

The following information sets forth the computations of basic weighted average earnings per common share for the three months ended March 31, 2021:

Three months ended March 31, 2021

Net income / (loss) attributable to common stockholders	$1,400,755
Divided by:
Basic weighted average shares of common stock outstanding	7,144,670
Diluted weighted average shares of common stock outstanding	7,485,048
Basic weighted average earnings per common share	$0.20
Diluted weighted average earnings per common share	$0.19

13.	INCOME TAX

The income tax provisions for the Company was $0 for the three months ended March 31, 2021.

For the three months ended March 31, 2021, the Company incurred no expense for United Stated federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.

The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

14.	FAIR VALUE

The Company’s loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to portfolio companies where the Company does not own a controlling equity position. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. In the yield analysis, the Company considers the current contractual interest rate, the maturity and other terms of the loan relative to risk of the company and the specific loan. A key determinant of risk, among other things, is the leverage through the loan relative to the enterprise value of the portfolio company. As loans held by the Company are substantially illiquid with no active loan market, the Company depends on primary market data, including newly funded loans, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.

The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of March 31, 2021 and December 31, 2020.  The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of March 31, 2021
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior Term Loans	$50,252,049	Yield analysis	Market Yield	17.07% - 20.61%	20.33%
Total Investments	$50,252,049

	As of December 31, 2020
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior Term Loans	$48,558,051	Yield analysis	Market Yield	15.79% - 20.75%	20.20%
Total Investments	$48,558,051

Changes in market yields may change the fair value of certain of the Company’s loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s loans.

Due to the inherent uncertainty of determining the fair value of loans that do not have a readily available market value, the fair value of the Company’s loans may fluctuate from period to period. Additionally, the fair value of the Company’s loans may differ significantly from the values that would have been used had a ready market existed for such loans and may differ materially from the values that the Company may ultimately realize. Further, such loans are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a loan in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it.

In addition, changes in the market environment and other events that may occur over the life of the loans may cause the gains or losses ultimately realized on these loans to be different than the unrealized gains or losses reflected in the valuations currently assigned.

The following table presents fair value measurements of loans held at fair value as of March 31, 2021 and December 31, 2020:
	Fair Value Measurement Using as of March 31, 2021
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$50,252,049	-	-	$50,252,049
Total	$50,252,049	-	-	$50,252,049

	Fair Value Measurement Using as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$48,558,051	-	-	$48,558,051
Total	$48,558,051	-	-	$48,558,051

The following table presents changes in loans that use Level 3 inputs as of and for the three months ended March 31, 2021:

Three months ended March 31, 2021
Total loans using Level 3 inputs at December 31, 2020	$48,558,051
Change in unrealized gains / (losses) on loans at fair value, net	(144,402)
Additional funding	992,000
Original issue discount and other discounts, net of costs	(142,982)
Accretion of original issue discount	600,009
PIK Interest	389,373
Total loans using Level 3 inputs at March 31, 2021	$50,252,049

Fair Value of Financial Instruments

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheet, for which it is practicable to estimate that value.

The following table details the book value and fair value of the Company’s financial instruments not recognized at fair value in the balance sheet:

	As of March 31, 2021
	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$126,793,972	$126,793,972
Loans held for investment at carrying value	$39,152,936	$41,661,386
Loan receivable at carrying value	$3,240,855	$3,066,014

Estimates of fair value for cash and cash equivalents are measured using observable, quoted market prices, or Level 1 inputs.  All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs.

15.	RELATED PARTY TRANSACTIONS

Management Agreement

Pursuant to the Management Agreement, the Manager manages the loans and day-to-day operations of the Company, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by the Company’s Board.

The Manager will receive base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity (as defined below), subject to certain adjustments, less 50% of the aggregate amount of any other fees (“Outside Fees”), including any agency fees relating to our loans, but excluding the Incentive Compensation (as defined below) and any diligence fees paid to and earned by the Manager and paid by third parties in connection with the Manager's due diligence of potential loans.

Prior to the IPO, the quarterly base management fee was equal to 0.4375% of the Company’s Equity, subject to certain adjustments, less 100% of the aggregate amount of any Outside Fees, including any agency fees relating to our loans, but excluding the Incentive Compensation and any diligence fees paid to and earned by the Manager and paid by third parties in connection with the Manager's due diligence of potential loans.

In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. Under the Management Agreement, the Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period means the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the Company’s independent directors and approved by a majority of the independent directors.  The Incentive Compensation for the three months ended March 31, 2021 was approximately $662,730.

The Company shall pay all of its costs and expenses and shall reimburse the Manager or its affiliates for expenses of the Manager and its affiliates paid or incurred on behalf of the Company, excepting only those expenses that are specifically the responsibility of the Manager pursuant to the Management Agreement.

The following table summarizes the related party costs incurred by the Company for the three months ended March 31, 2021.

Three months ended March 31, 2021
Affiliate Payments
Management fees	$451,675
Less other fees earned	(237,743)
Incentive fees earned	662,730
General and administrative expenses reimbursable to Manager	365,567
Total	$1,242,229

Amounts payable to the Company’s Manager as of March 31, 2021 and December 31, 2020 were $1,242,229 and $728,298, respectively.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by the Company’s Manager or its affiliates, including the Manager, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of and for the three months ended March 31, 2021, there were no co-investments held by the Company.

In connection with investments in loans, the Company may receive the option to assign the right (the “Assigned Right”) to acquire warrants and/or equity of the borrower.  The Company may sell the Assigned Right, and the sale may be to an affiliate of the Company.  For the three months ended March 31, 2021, the Company sold approximately $1,208,216 of Assigned Rights to an affiliate which are accounted for as additional original issue discount and accreted over the life of the loans.  As of March 31, 2021, the Company had a receivable from an affiliate related to the Assigned Rights sold during the three months ended March 31, 2021 in the amount of approximately $1,104,914 which is included on the balance sheet in the prepaid expense and other assets line.

Secured Revolving Credit From Affiliate

The Company has a secured revolving credit loan (the “Revolving Loan”) from AFC Finance, LLC, an affiliate of the Company’s management.  Refer to footnote 9 for more information.

16.	DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and paid during the three months ended March 31, 2021:

	Record Date	Payment Date	Common Share distribution amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends

Regular cash dividend	3/15/2021	3/31/2021	$0.36	$0.36	$-	$0.36
Total cash dividend			$0.36	$0.36	$-	$0.36

17.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued.  There were no material subsequent events, other than that described below, that required disclosure in these financial statements.

In April 2021, Sub. Of Public Co. C repaid their loan in full.  The loan had an original maturity date of February 2025 and the outstanding principal on the date of repayment was approximately $12.1 million.  The Company received an exit fee of $750,000 and a prepayment premium of $750,000 upon repayment of the loan.

In April 2021, the Company entered into a commitment for a $13 million senior term loan and funded $5.25 million at closing. The loan has an interest rate of 13% and PIK interest of 4% with a step down to 2% once certain criteria are met as defined in the loan agreement. The loan has a maturity date of May 2026, an unused fee of 3%, an exit fee of 15% and OID of 15.5%.

In April 2021, the Company entered into a commitment for a $15 million senior term loan and funded $15 million at closing. The loan has an interest rate of 13%. The loan has a maturity date of April 2025 and OID of 7%.

In April 2021, the Company entered into a commitment for a $22 million senior term loan and funded $22 million at closing, including a $2 million interest reserve. The loan has an interest rate of 12% plus LIBOR, with a 1% LIBOR floor, and PIK interest of 4% with step downs to 2% and 1.5% once certain criteria are met as defined in the loan agreement. The loan has a maturity date of May 2026, an exit fee of 10%, provided that if certain criteria are met as defined in the loan agreement the exit fee is 2%, and OID of 4%.

On May 7, 2021, the Company amended its secured revolving credit loan (the “Revolving Loan”) from AFC Finance, LLC, an affiliate of the Company’s management.  The amendment to the Revolving Loan increased the loan commitment from $40,000,000 to $50,000,000, decreased the interest rate from 8% per annum to 6% per annum, removed Gamma Lending Holdco LLC as a lender and extended the maturity date from July 31, 2021 to the earlier of (i) December 31, 2021 or (ii) the date of the closing of any credit facility where the proceeds are incurred to refund, refinance or replace the Revolving Credit Agreement with an aggregate principal amount equal to or greater than $50 million. The Company did not incur any fees or cost related to the amendment of the Revolving Loan and the Revolving Loan does not have any unused fees.  As of the date of these financial statements, the Company has not drawn on the Revolving Loan or incurred any fees or interest expense related to the Revolving Loan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Information

Some of the statements contained in this quarterly report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” in our final prospectus relating to our initial public offering filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”) on March 19, 2021 (the “Final Prospectus”). In addition, some of the statements in this quarterly report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of AFC Gamma, Inc. (“AFCG” and the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	use of proceeds of the IPO;
•	our business and investment strategy;
•	our projected operating results, including our projections for distributable earnings for the second quarter of 2021;
•	the impact of the COVID-19 pandemic, on our business and the United States and global economies;
•	the ability of our Manager to locate suitable loan opportunities for us, monitor, service and administer our loans and execute our investment strategy;
•	allocation of loan opportunities to us by our Manager;
•	our projected operating results;
•
actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law; the state of the United States, European Union and Asian economies generally or in specific geographic regions;

•	the estimated growth in and evolving market dynamics of the cannabis market;
•	the demand for cannabis cultivation and processing facilities;
•	shifts in public opinion regarding cannabis;
•	the state of the U.S. economy generally or in specific geographic regions;
•	economic trends and economic recoveries; and
•	the collectability and timing of cash flows, if any, from our loans;
•	our ability to obtain and maintain financing arrangements;
•	our expected leverage;
•	Changes in the value of our loans;
•	our expected portfolio of loans;
•	our expected investment and underwriting process;
•	rates of default or decreased recovery rates on our loans;
•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	changes in interest rates of our loans and impacts of such changes on our results of operations, cash flows and the market value of our loans;
•	interest rate mismatches between our loans and our borrowings used to fund such loans;
•	the departure of any of the executive officers or key personnel supporting and assisting us from our Manager or its affiliates;
•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;
•	our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the “1940 Act”);
•	our ability to qualify and maintain our qualification as a real estate investment trust (“REIT”) for United States federal income tax purposes;
•	estimates relating to our ability to make distributions to our stockholders in the future;
•	our understanding of our competition;
•	market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and financial condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and the other information included in our Final Prospectus and elsewhere in this quarterly report on Form 10-Q.

We have based the forward-looking statements included in this quarterly report on information available to us on the date of this quarterly report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, registration statements on Form S-11, quarterly reports on Form 10-Q and current reports on Form 8-K.

Available Information

We routinely post important information for investors on our website, www.afcgamma.com. We intend to use this webpage as a means of disclosing material information, for complying with our disclosure obligations under Regulation FD and to post and update investor presentations and similar materials on a regular basis. AFCG encourages investors, analysts, the media and others interested in AFCG to monitor the Investors section of our website, in addition to following our press releases, SEC filings, public conference calls, presentations, webcasts and other information we post from time to time on our website. To sign-up for email-notifications, please visit the “Email Alerts” section of our website under the “IR Resources” section and enter the required information to enable notifications.

Overview

AFC Gamma, Inc. (the ‘Company” or “AFCG” or “we”) is a commercial real estate finance company founded in July 2020 by a veteran team of investment professionals. We originate, structure and underwrite senior secured loans and other types of loans for established cannabis industry operators in states that have legalized medicinal and/or adult use cannabis. As states continue to legalize cannabis for medical and adult use, an increasing number of companies operating in the cannabis industry need financing. Due to the capital constrained cannabis market which does not typically have access to traditional bank financing, we believe we are well positioned to become a prudent financing source to established cannabis industry operators given our stringent underwriting criteria, size and scale of operations and institutional infrastructure. Our objective is to provide attractive risk-adjusted returns over time through cash distributions and capital appreciation by providing loans to state law compliant cannabis companies. The loans we originate are primarily structured as senior loans secured by real estate, equipment, licenses and/or other assets of the loan parties to the extent permitted by applicable laws and the regulations governing such loan parties. Our targeted borrowers will sometimes be publicly traded on the Canadian Stock Exchange and/or over-the-counter in the United States. Our loans typically have up to a five-year maturity and contain amortization and/or cash flow sweeps. As of March 31, 2021, members of our management team, provided by our Manager, and the members of the Investment Committee of our Manager, who advises on our investments and operations, had sourced loans worth approximately $5.5 billion across the cannabis industry in various states while maintaining a robust pipeline of potentially actionable opportunities.

We are externally managed by our Manager, AFC Management, LLC, a Delaware limited liability company, pursuant to the terms of our Management Agreement.

We commenced operations on July 31, 2020 and completed our IPO in March 2021. We are incorporated in Maryland and intend to elect and qualify to be taxed as a real estate investment trust (“REIT”), commencing with our taxable year ending December 31, 2020. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all or substantially all of our taxable income to stockholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of our financials to those of other public companies more difficult.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period.

Developments during the First Quarter of 2021:

On March 23, 2021, we completed our initial public offering (“IPO”) of 6,250,000 shares of our common stock at a price of $19.00 per share, raising $118.8 million in gross proceeds.  The underwriters also exercised their over-allotment option to purchase up to an additional 937,500 shares of our common stock at a price of $19.00 per share, which was completed on May 26, 2021, raising $17.8 million in gross proceeds.  The underwriting commissions of $8.3 million and $1.2 million, respectively, are reflected as a reduction of additional paid-in capital on the statement of stockholders’ equity.  We incurred approximately $3.1 million of expenses in connection with the IPO, which is reflected as a reduction in additional paid-in capital. The net proceeds to us totaled approximately $123.9 million. We intend to use the net proceeds of the IPO (i) to fund loans related to unfunded commitments to existing borrowers, (ii) to originate and participate in commercial loans to companies operating in the cannabis industry that are consistent with our investment strategy and (iii) for working capital and other general corporate purposes.  Until appropriate investments can be identified, we may invest this balance in interest-bearing short-term investments, including money market accounts or funds, commercial mortgage-backed securities and corporate bonds, which are consistent with our intention to qualify as a REIT and to maintain our exclusion from registration under the Investment Company Act.

Updates to Our Loan Portfolio during the First Quarter of 2021

In January 2021, Public Company A and its related loan parties entered into Modification Agreements for each of the Public Company A loans pursuant to which we agreed, subject to certain terms and conditions, to forbear from exercising our rights and remedies regarding defaults by the loan parties resulting from, among other things, the loan parties’ failure to timely pay taxes due, incurrence of mechanic’s liens and tax liens on assets, failure to notify the lenders of such failure to pay and incurrence of liens, failure to make payments due in January 2021 under the Public Company A loans in an aggregate amount of $789,177 owed to all lenders, failure to make payment obligations owed to third party creditors and failure to enter into specified debt restructuring transactions. In exchange for such agreement to forbear, we and the other lenders received certain consideration. Such defaults were unrelated to the COVID-19 pandemic. Under the modification agreement relating to the Public Company A real estate loan (the “RE Modification Agreement”), we and the other lenders agreed to forbear until the earlier of December 21, 2021 and the existence of any new event of default, and the terms of the real estate loan were modified to, among other things, (i) extend the maturity date from June 27, 2021 to December 21, 2021, (ii) modify the interest rate to 14.0%, with 12.0% paid monthly and 2.0% paid at maturity and (iii) add an exit fee of $1.0 million payable upon payment in full of the real estate loan on the maturity date. The RE Modification Agreement also provided for the establishment of an interest reserve for the payment of the last three months of interest on the real estate loan. Additional consideration for the RE Modification Agreement included (w) a modification fee in an amount equal to 3.0% per annum on the outstanding principal of the real estate loan from May 19, 2020 to the effective date of the RE Modification Agreement less certain fees previously paid, (x) the right to acquire common shares of Public Company A in an aggregate amount equal to $1.2 million, (y) the right to acquire warrants to purchase common shares of Public Company A and (z) reimbursement of certain expenses. We sold our portion of the rights to acquire the common shares and warrants received as considerations for the RE Modification Agreement to the administrative agent under the Public Company A real estate loan documents. Under the modification agreement relating to Public Company A equipment loan (the “Equipment Modification Agreement” and, together with the RE Modification Agreement, the “Modification Agreements”), we and the other lenders agreed to forbear until the earlier of February 5, 2024 and the existence of any new event of default, and the terms of the equipment loan were modified to, among other things, (i) amend the payment schedule allowing for reduced monthly payments for three months, with the reduced amounts amortized equally over the remaining monthly payments, (ii) add an exit fee of $500,000 due at the end of the term of the agreement governing the equipment loan, (iii) release a certain guarantor, and (iv) add a new parent company guarantee. Additional consideration for the Equipment Modification Agreement included (x) a modification fee in an amount equal to 6.0% per annum on the outstanding principal of the equipment loan from May 19, 2020 through and including the effective date of the Equipment Modification Agreement less certain fees previously paid, (y) an additional fee of $500,000 payable in equal monthly installments commencing April 5, 2021 and (z) reimbursement of certain expenses. In connection with the Modification Agreements, Public Company A consummated the initial closing of $10.1 million of its non-brokered convertible debenture offering for up to $25.0 million of debenture units. The net proceeds received by Public Company A from the convertible debenture offering are intended to be used for working capital, previous debt obligations and general corporate purposes. The loan parties have since paid the January 2021 payments under the Public Company A loans and there are no delinquent payment obligations owed to us under the agreements governing the Public Company A loans. To the best of our knowledge, Public Company A has repaid in full the other monetary obligations it owed under the Modification Agreement. While Public Company A was able to obtain these modifications and consummate the above-referenced convertible debentures offering, Public Company A and its related loan parties may have difficulty meeting their future obligations. None of our other borrowers are now, or have previously been, in default under their respective loan agreements with us.

In March 2021, we entered into a commitment to Private Co. E for a $21 million senior term loan and funded $7 million at closing, including a $2 million interest reserve. The loan has an interest rate of 12% plus LIBOR per annum with a LIBOR floor of 1% and PIK interest of 4%. The loan has a maturity date of April 2026, an unused fee of 3% and OID of 8.7%. Private Co. E is a single-state medical cannabis operator in Ohio. Its operations consist of a cultivation facility currently in construction and an operational dispensary. The real estate collateral for this senior term loan includes both the dispensary and cultivation facility in Ohio.

Sale of Assigned Rights

In January 2021 we sold our Assigned Rights to acquire and/or assign (i) 578,476 common shares of Public Company A and (ii) warrants to purchase approximately 289,238 common shares of Public Company A at an exercise price based on a specified formula tied to the volume weighted average trading price of such common shares, to the third-party administrative agent under the Public Company A loans for an aggregate purchase price of $103,302.

In March 2021, we sold to AFC Warehouse Holding, LLC, an affiliate of the Manager and us, an Assigned Right to acquire and/or assign a warrant to purchase 1,382,000 common shares of Private Co. E at an exercise price of $0.01 per share for an aggregate purchase price of $1,104,614, representing the fair value of such Assigned Right as of the date of such sale, as determined by management and the majority of independent directors (based on various subjective and objective factors, including input from an independent third-party valuation firm).

Dividends Declared Per Share

In December 2020, we declared a seven-for-one stock split in the form of a stock dividend, pursuant to which six additional shares of our common stock shall be issued for each outstanding share of our common stock, payable on January 25, 2021 to each stockholder of record as of the close of business on January 21, 2021 out of our authorized but unissued shares of common stock.

In March 2021, we declared a regular cash dividend of $0.36 per share of our common stock, relating to the first quarter of 2021, paid on March 31, 2021 to stockholders of record as of March 15, 2021. The aggregate amount of the regular cash dividend payment was approximately $2.2 million.

The payment of these dividends are not indicative of our ability to pay such dividends in the future.

Recent Developments

In May 2021, we declared a regular cash dividend of $0.38 per share of our common stock, relating to the second quarter of 2021 which will be paid on June 30, 2021 to stockholders of record as of June 15, 2021. The aggregate amount of the regular cash dividend payment will be approximately $5.1 million. The payment of this dividend is not indicative of our ability to pay such dividends in the future.

Subsequent to March 31, 2021, we closed 3 loans, committed to $50 million, funded $42.3 million, and were repaid approximately $12.1 million, for net fundings of approximately $30.2 million.

In April 2021, Sub. Of Public Co. C repaid their loan in full.  The loan had an original maturity date of February 2025 and the outstanding principal on the date of repayment was approximately $12.1 million.  We received an exit fee of $750,000 and a prepayment premium of $750,000 upon repayment of the loan.

In April 2021, we entered into a commitment to a $13 million senior term loan and funded $5.25 million at closing, including a $925,000 interest reserve. The loan has an interest rate of 13% and PIK interest of 4% with a step down to 2% once certain criteria are met as defined in the loan agreement. The loan has a maturity date of May 2026, an unused fee of 3%, an exit fee of 15% and OID of 15.5%. The borrower is a medical cannabis operator in Missouri. The real estate collateral for this senior term loan includes the borrower’s cultivation and two dispensary facilities in Missouri.

In April 2021, we entered into a commitment to a $15 million senior term loan and funded $15 million at closing. The loan has an interest rate of 13%. The loan has a maturity date of April 2025 and OID of 7%. The borrower is a multi-state medical and recreational cannabis provided with operations in Florida, Texas, Michigan and Pennsylvania. The real estate collateral for this senior term loan includes the borrower’s cultivation facility in Michigan.

In April 2021, we entered into a commitment to a $22 million senior term loan and funded $22 million at closing, including a $2 million interest reserve. The loan has an interest rate of 12% plus LIBOR, with a 1% LIBOR floor, and PIK interest of 4% with step downs to 2% and 1.5% once certain criteria are met as defined in the loan agreement. The loan has a maturity date of May 2026, an exit fee of 10%, provided that if certain criteria are met as defined in the loan agreement the exit fee is 2%, and OID of 4%. The borrower’s parent entity has licenses across nine states, and the real estate collateral for this senior term loan includes the borrower’s retail facility in New Jersey and its cultivation facility under construction in New Jersey. This senior term loan relates to the Syndication Letters, as defined and discussed in our Final Prospectus, whereby the loan was initially contemplated as a $46,150,000 commitment and our Manager had syndicated $22 million to us and $24,150,000 to an affiliate, AFC Investments, LLC, subject to satisfactory diligence and definitive loan documentation. The final negotiated loan commitment was for $22 million and AFCG holds the entire amount, with no portion syndicated AFC Investments, LLC.

In May 2021, we amended our senior secured revolving credit agreement, dated August 18, 2020, by and among us, as borrower, and AFC Finance, LLC, an affiliate of ours and our management, as a lender and agent and Gamma Lending Holdco LLC, an entity controlled by Jonathan Kalikow, our Head of Real Estate and one of our directors, and his father , as a lender (as may be amended, supplemented, amended and restated or otherwise modified from time to time, the “Revolving Credit Agreement”).  The amendment to the Revolving Credit Agreement increased the loan commitment from $40 million to $50 million, decreased the interest rate from 8% per annum to 6% per annum, removed Gamma Lending Holdco LLC as a party thereto and extended the maturity date from July 31, 2021 to the earlier of (i) December 31, 2021 or (ii) the date of the closing of any credit facility where the proceeds are incurred to refund, refinance or replace the Revolving Credit Agreement with an aggregate principal amount equal to or greater than $50 million (any such financing, a “Refinancing Credit Facility”) in accordance with the terms in the Revolving Credit Agreement. We did not incur any fees or cost related to the amendment of the Revolving Credit Agreement and the Revolving Credit Agreement does not have any unused fees.  As of the date of this quarterly report, we have not drawn on the Revolving Credit Agreement or incurred any fees or interest expense related to the Revolving Credit Agreement.

Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings, Adjusted Distributable Earnings, book value per share and dividends declared per share.

Non-GAAP Metrics

Distributable Earnings and Adjusted Distributable Earnings

In addition to using certain financial metrics prepared in accordance with GAAP to evaluate our performance, we also use Distributable Earnings and Adjusted Distributable Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments we believe are not necessarily indicative of our current loan activity and operations. Each of Distributable Earnings and Adjusted Distributable Earnings is a measure that is not prepared in accordance with GAAP. We use these non-GAAP financial measures both to explain our results to stockholders and the investment community and in the internal evaluation and management of our businesses.  Our management believes that these non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors and stockholders to assess the overall performance of our business using the same tools that our management uses to evaluate our past performance and prospects for future performance.

The determination of Distributable Earnings is substantially similar to the determination of Core Earnings under our Management Agreement, provided that Core Earnings is a component of the calculation of any Incentive Fees earned under the Management Agreement for the applicable time period, and thus Core Earnings is calculated prior to Incentive Fee expense, while the calculation of Distributable Earnings accounts for any Incentive Fees earned for such time period.  We define Distributable Earnings as, for a specified period, the net income (loss) computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) depreciation and amortization, (iii) any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss); provided that Distributable Earnings does not exclude, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash, (iv) provision for current expected credit losses and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between our Manager and our independent directors and after approval by a majority of such independent directors. We define Adjusted Distributable Earnings, for a specified period, as Distributable Earnings excluding certain non-recurring organizational expenses (such as one-time expenses related to our formation and start-up).

We believe providing Distributable Earnings and Adjusted Distributable Earnings on a supplemental basis to our net income as determined in accordance with GAAP is helpful to stockholders in assessing the overall performance of our business. As a REIT, we are required to distribute at least 90% of our annual REIT taxable income and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of such taxable income. Given these requirements and our belief that dividends are generally one of the principal reasons that stockholders invest in our common stock, we generally intend to attempt to pay dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our Board. Distributable Earnings is one of many factors considered by our Board in declaring dividends and, while not a direct measure of net taxable income, over time, the measure can be considered a useful indicator of our dividends.

Distributable Earnings and Adjusted Distributable Earnings are “non-GAAP financial measures” and should not be considered as substitutes for GAAP net income. We caution readers that our methodology for calculating Distributable Earnings and Adjusted Distributable Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our reported Distributable Earnings and Adjusted Distributable Earnings may not be comparable to similar measures presented by other REITs.

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Adjusted Distributable Earnings:

For the three months ended March 31, 2021
Net Income	$1,400,755
Adjustments to net income
Non-Cash Equity compensation expense	1,599,115
Depreciation and amortization	-
Unrealized (gain), losses or other non-cash items	144,402
Provision for current expected credit losses	66,100
One-time events pursuant to changes in GAAP and certain non-cash charges	-
Distributable Earnings	$3,210,372
Adjustments to Distributable Earnings
Organizational expense	-
Adjusted Distributable Earnings	$3,210,372
Basic weighted average shares of common stock outstanding (in shares)	7,144,670
Adjusted Distributable Earnings per weighted Average Share	$0.45

Book Value Per Share

We believe that book value per share is helpful to stockholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our common stock as of March 31, 2021 and December 31, 2020 was approximately $16.18 and $14.83, respectively, on a post-split basis.

Dividends Declared Per Share

In December 2020, we declared a seven-for-one stock split in the form of a stock dividend, pursuant to which six additional shares of our common stock were issued for each outstanding share of our common stock, payable on January 25, 2021 to each stockholder of record as of the close of business on January 21, 2021 out of our authorized but unissued shares of common stock.

In March 2021, we declared a regular cash dividend of $0.36 per share of our common stock, relating to the first quarter of 2021which was paid on March 31, 2021 to stockholders of record as of March 15, 2021. The aggregate amount of the regular cash dividend payment was approximately $2.2 million. The payment of this dividend is not indicative of our ability to pay such dividends in the future.

In May 2021, we declared a regular cash dividend of $0.38 per share of our common stock, relating to the second quarter of 2021 which will be paid on June 30, 2021 to stockholders of record as of June 15, 2021. The aggregate amount of the regular cash dividend payment will be approximately $5.1million. The payment of this dividend is not indicative of our ability to pay such dividends in the future.

Factors Impacting our Operating Results

The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial real estate debt and other financial assets in the marketplace. Our net interest income, which includes the accretion and amortization of OID, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. Interest rates will vary according to the type of loan, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, some of which cannot be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers.

Results of Operations

We commenced operations on July 31, 2020 and therefore, have no period to compare results for the three months ended March 31, 2021. We are currently in the process of investing the proceeds of our IPO. Results for the initial period of our operations are not indicative of the results we expect when our investment strategy has been fully implemented.

Our net income allocable to our common stockholders for the three months ended March 31, 2021 was approximately $1.4 million or $0.20 per common share. Net income of approximately $1.4 million was comprised of approximately $4.7 million in total revenues, operating expenses of approximately $0.6 million, stock-based compensation expense of approximately $1.6 million, management and incentive fees of approximately $0.9 million, change in the provision for current expected credit losses of approximately $0.1 million and a net change in unrealized gain on loans of approximately $0.1 million.

Investments in loans held at fair value are recorded on the trade date at cost, which reflects the amount of principal funded net of any original issue discounts. An unrealized gain arises when the value the loan portfolio exceeds its cost and an unrealized loss arises when the value of the loan portfolio is less than its cost. The net change in unrealized gain of approximately $0.1 million for the three months ended March 31, 2021 was mainly driven by the net change in the valuation of the loans.

For the three months ended March 31, 2021, we incurred fees payable to our manager for a Base Management Fee of $213,932, which was net of a Base Management Fee Rebate of $237,743. The Incentive Compensation fee payable to our manager for the three months ended March 31, 2021 was $662,730.

For the three months ended March 31, 2021, our Manager will be reimbursed for approximately $365,567 for out-of-pocket costs incurred on our behalf.

Provision for Current Expected Credit Losses

For the three months ended March 31, 2021, the increase to our provision for current expected credit loss was $66,100 and the balance as of March 31, 2021 was $531,497 or 125 basis points of our total loans held at carrying value and loans receivable at carrying value commitment balance of $42,393,791 and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loans receivable at carrying value of $248,317 and (ii) a liability for unfunded commitments of $283,180. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.

Loan Portfolio

As of March 31, 2021 and December 31, 2020, the Company’s portfolio included four loans, respectively, held at fair value. The aggregate originated commitment under these loans was approximately $62.4 million and $59.9 million, respectively, and outstanding principal was approximately $52.2 million and $50.8 million, respectively, as of March 31, 2021 and December 31, 2020.  For the three months ended March 31, 2021, the Company funded approximately $1.0 million of outstanding principal. As of March 31, 2021 and December 31, 2020, approximately 0% and 6.0%, respectively, of the Company’s loans held at fair value have floating interest rates.  As of December 31, 2020, these floating rates were subject to LIBOR floors, with a weighted average floor of 2.5%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The following tables summarize the Company’s loans held at fair value as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
	Fair Value (2)	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Remaining Life (Years)(3)

Senior Term Loans	$50,252,049	$48,833,111	$52,212,608	3.1
Total loans held at fair value	$50,252,049	$48,833,111	$52,212,608	3.1

	As of December 31, 2020
	Fair Value (2)	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Remaining Life (Years)(3)

Senior Term Loans	$48,558,051	$46,994,711	$50,831,235	3.3
Total loans held at fair value	$48,558,051	$46,994,711	$50,831,235	3.3

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted purchase discount, deferred loan fees and loan origination costs.

(2)	Refer to Footnote 14 to our unaudited financial statements included elsewhere in this quarterly report.

(3)	Weighted average remaining life is calculated based on the fair value of the loans as of March 31, 2021 and December 31, 2020.

The following table presents changes in loans held at fair value as of and for the three months ended March 31, 2021:

	Principal	Original Issue Discount	Unrealized Gains / (Losses)	Fair Value

Total loans held at fair value at December 31, 2020	$50,831,235	$(3,836,524)	$1,563,340	$48,558,051
Change in unrealized gains / (losses) on loans at fair value, net	-	-	(144,402)	(144,402)
New fundings	992,000	(142,982)	-	849,018
Accretion of original issue discount	-	600,009	-	600,009
PIK Interest	389,373	-	-	389,373
Total loans held at fair value at March 31, 2021	$52,212,608	$(3,379,497)	$1,418,938	$50,252,049

As of March 31, 2021 and December 31, 2020, the Company’s portfolio included four and three loans, respectively, held at carrying value. The aggregate originated commitment under these loans was approximately $65 million and $44 million, respectively, and outstanding principal was approximately $42.9 million and $33.9 million, respectively, as of March 31, 2021 and December 31, 2020.  During the three months ended March 31, 2021, the Company funded approximately $8.9 million of outstanding principal. As of March 31, 2021 and December 31, 2020, approximately 49% and 35%, respectively, of the Company’s loans held at carrying value have floating interest rates.  These floating rates are subject to London Interbank Offered Rate (“LIBOR”) floors, with a weighted average floor of 1% and 1%, respectively, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The following tables summarize the Company’s loans held at carrying value as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years)(2)

Senior Term Loans	$42,940,850	$(3,787,914)	$39,152,936	4.5
Total loans held at carrying value	$42,940,850	$(3,787,914)	$39,152,936	4.5

	As of December 31, 2020
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years)(2)

Senior Term Loans	$33,907,763	$(2,070,732)	$31,837,031	4.7
Total loans held at carrying value	$33,907,763	$(2,070,732)	$31,837,031	4.7

(3)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount and loan origination costs.

(4)	Weighted average remaining life is calculated based on the carrying value of the loans as of March 31, 2021 and December 31, 2020.

The following table presents changes in loans held at carrying value as of and for the three months ended March 31, 2021:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2020	$33,907,763	$(2,070,732)	$31,837,031
New Fundings	8,863,455	(1,824,614)	7,038,841
Accretion of original issue discount	-	107,432	107,432
PIK Interest	169,632		169,632
Total loans held at carrying value at March 31, 2021	$42,940,850	$(3,787,914)	$39,152,936

 As of March 31, 2021 and December 31, 2020, the Company’s portfolio included one loan receivable at carrying value. The originated commitment under this loan was approximately $4 million and outstanding principal was approximately $3.2 and $3.4 million as of March 31, 2021 and December 31, 2020, respectively.  During the three months ended March 31, 2021, the Company received repayments of $0.1 million of outstanding principal.

The following table presents changes in loans receivable as of and for the three months ended March 31, 2021:

	Principal	Original Issue Discount	Carrying Value

Total loans receivable at carrying value at December 31, 2020	$3,352,176	$(3,913)	$3,348,263
Principal repayment of loans	(107,717)	-	(107,717)
Accretion of original issue discount	-	309	309
Total loans receivable at carrying value at March 31, 2021	$3,244,459	$(3,604)	$3,240,855

The below summarizes our total loan portfolio as of March 31, 2021, unless otherwise specified.

Loan Names	Status	Original Funding Date(1)	Loan Maturity	Total Loan Commitment	% of Total AFCG	Principal Balance as of 3/31/2021	Cash Interest Rate	Paid In Kind ("PIK")	Fixed/ Floating	Amortization During Term	YTM (2)
Public Co. A - Real Estate Loan(3)	Funded:	7/3/2019	1/26/2023	$2,940,000	2.3%	$2,945,479	12.0%	2.0%	Fixed	No	20%
Public Co. A - Equipment Loan(3)	Funded:	8/5/2019	3/5/2024	4,000,000	3.1%	3,244,459	12.0%	N/A	Fixed	Yes	17%
Sub. of Public Co. C(4)(5)	Funded:	2/12/2020	2/18/2025	15,000,000	11.7%	12,046,801	16.8%	3.0%	Fixed	Yes	49. %
Private Co. A	Funded:	5/8/2020	5/8/2024	34,000,000	26.5%	34,672,331	13.0%	4.0%	Fixed	Yes	24%
Private Co. B	Funded:	9/10/2020	9/1/2023	10,500,000	8.2%	2,548,159	13.0%	4.0%	Fixed	Yes	26%
Private Co. C	Funded:	11/5/2020	12/1/2025	22,000,000	17.1%	13,895,465	13.0%	4.0%	Floating	Yes	22%
Sub. of Public Co. D(6)	Funded:	12/18/2020	12/18/2024	10,000,000	7.8%	10,000,000	12.9%	N/A	Fixed	No	14%
Private Co. D	Funded:	12/23/2020	1/1/2026	12,000,000	9.3%	12,045,385	13.0%	2.0%	Fixed	Yes	20%
Private Co. E	Funded:	3/30/2021	4/1/2026	21,000,000	14.0%	7,000,000	13.0%	4.0%	Floating	Yes	23%
			Subtotal	$131,440,000	100.0%	$98,398,079	13.4%	3.0%			23%
											Wtd Average

Borrower names have been kept confidential due to confidentiality agreement obligations.
(1) All loans originated prior to 7/31/2020 were purchased from an affiliated entity at accreted and/or amortized cost plus accrued interest on 7/31/2020.
(2) Yield to Maturity (“YTM”) includes a variety of fees and features that enhance the total yield, which may include Original Issue Discount (“OID”), exit fees, prepayment fees, extension fees, and unused fees.  Original Issue Discount or "OID" is recognized as a discount to the funded loan principal and are accreted to income over the term of the loan. Loans originated before 7/31/2020 were acquired by AFC, net of unaccreted OID, which AFC accretes to income over the remaining term of the loan.  In some cases, additional OID is recognized from additional purchase discounts attributed to the fair value of equity positions that were separated from the loans prior to our acquisition of such loans.
The YTM calculations require management to make estimates and assumptions including but not limited to the timing and amounts of loan draws on delayed draw loans, the timing collectability of exit fees, and the probability and timing of prepayments.  Actual results could differ from those estimates. To be conservative, no prepayment penalties or early payoffs were assumed.
(3) The yield to maturity or “YTM” for Loans Public Co. A - Real Estate Loan, Public Co. A - Equipment Loan, Private Co. A, Private Co. D, Private Co. E is enhanced by purchase discounts attributed to the fair value of equity warrants that were separated from the loans prior to the AFC's acquisition of the Loans. The purchase discounts accrete to income over the remaining term of the loan. Private Co. E equity value is a preliminary value.
(4) Loan includes a $3,000,000 initial funding, of a $15,000,000 loan commitment, which has interest that includes 3% PIK; amortization exceeds PIK. The loan also includes two early advances totaling $9,000,000 against the $15,000,000 total loan commitment, with a 19% interest rate. Statistics shown are for the $15,000,000 loan commitment, except the weighted average interest rate, which is based on the weighted average interest rate currently.
(5) YTM for Sub. Of Public Co. C assumes a repayment date of 4/13/2021.  Refer to recent developments for information on the repayment of this loan.
(6) Loan has an optional extension for 364 days, but we do not have to participate in the extension, so it was not included nor assumed.

Illustrative Description of Borrowers:

Public Company A
Single-state cultivator, producer and full-service brand fulfillment partner that produces a wide range of products in the Nevada market. Public Company A operates a +/- 400,000 square foot greenhouse and 55,000 square foot processing and custom packaging facility, which is capable of producing 140,000 pounds of dry flower per year.  Public Company A also operates a +/- 25,000 square foot indoor cultivation facility and commercial kitchen. The real estate collateral of Public Company A includes a greenhouse and processing facility in Nevada.

Subsidiary of Public Company C
Single-state vertically-integrated cultivator and retailer with operations in Florida, one of the fastest growing markets in the United States. Operations consist of two greenhouse cultivation facilities, eight dispensaries and a car delivery system to extend its retail network. The real estate collateral of Subsidiary of Public Company C includes two cultivation facilities in Florida.

Private Company A
Multi-state operator with operations in seven states. Private Company A is a vertically integrated cultivator and retailer of both medical and adult-use cannabis that primarily operates under its own brand. Private Company A’s business segments include cultivation, extraction and processing, retail products, and dispensaries. The real estate collateral of Private Company A includes three cultivation facilities across Arizona and Michigan and nine dispensaries across Arizona, Maryland, Massachusetts and Michigan.

Private Company B
Single-state operator currently constructing an indoor cultivation facility to wholesale product to the medical and adult use markets in Michigan. Private Company B produces high-end cannabis strains and intends to focus on the high-end, top-tier cannabis niche. The management team has over 20 years’ experience in the cannabis industry, including ten years in Michigan. The real estate collateral for Private Company B includes a cultivation facility in Michigan.

Private Company C
Single-state vertically integrated cultivator and retailer of medical cannabis. Private Company C operates under a Chapter 20 Clinical Registrant license and has partnered to collaborate on multifaceted studies to substantiate safety and positive therapeutic outcomes. Private Company C currently operates a cultivation facility and three dispensaries with the ability to add three additional dispensary locations. The real estate collateral of Private Company C includes a cultivation facility and dispensary in Pennsylvania.

Subsidiary of Public Company D
Public Company D participates in the medical and adult use market across Canada and in several US states where cannabis has been legalized for therapeutic or adult use. Subsidiary of Public Company D is a premier medical marijuana cultivator, processor and distributor in Pennsylvania. Public Company D also has operators in California and New Jersey. The real estate collateral for Subsidiary of Public Company D includes a cultivation facility in Pennsylvania.

Private Company D
Multi-state operator who operates five dispensaries, the maximum number of dispensaries allowed by law for any operator, in the State of Ohio and one dispensary in Arkansas. Private Company D historical focus has been dispensary operations and has licenses in other states, where it also operates dispensaries. The real estate collateral for Private Company D includes two dispensaries in Ohio and one in Arkansas.

Private Company E
Single-state operator who operates one dispensary and is currently constructing an indoor cultivation facility to wholesale product for medical use in Ohio.  Private Company E approaches the medical cannabis market from the healthcare and scientific perspectives of its founders and key executives, differentiating it in the industry.

Collateral Overview

Our loans are secured by various types of assets of our borrowers, including real property and certain personal property, including licenses, equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.

The below represents the real estate collateral securing our loans as of March 31, 2021. The values in the table below were measured at the time of underwriting and based on various sources of data available at such time.

Borrower	Status	Date	AFCG Commitment, net of Syndication	% of Total AFCG	Total Funded Debt Issuance	AFCG % of the Total Loan	Est. Real Estate Value (1)	Real Estate Collateral Coverage		Implied Real Estate Collateral for AFCG	AFCG Real Estate Collateral Coverage
Public Co. A - Real Estate Loan(2)	Funded	7/3/2019	$2,940,000	2.3%	$30,000,000	9.8%	$72,000,000	2.40	x	$7,056,000	2.40	x
Public Co. A - Equipment Loan	Funded	8/5/2019	$4,000,000	3.1%	$20,000,000	20.0%	$0	0.00	x	$0	0.00	x
Subsidiary of Public Co. C(3)	Funded	2/12/2020	$15,000,000	11.7%	$15,000,000	100.0%	$30,723,143	2.05	x	$30,723,143	2.05	x
Private Co. A(4)	Funded	5/8/2020	$34,000,000	26.5%	$42,500,000	80.0%	$51,339,031	1.21	x	$41,071,225	1.21	x
Private Co. B(5)	Funded	9/10/2020	$10,500,000	8.2%	$10,500,000	100.0%	$19,536,098	1.86	x	$19,536,098	1.86	x
Private Co. C(6)	Funded	11/5/2020	$22,000,000	17.1%	$22,000,000	100.0%	$23,733,050	1.08	x	$23,733,050	1.08	x
Subsidiary of Public Co. D(7)	Funded	12/18/2020	$10,000,000	7.8%	$120,000,000	8.3%	$26,058,332	0.22	x	$2,171,528	0.22	x
Private Co. D(8)	Funded	12/23/2020	$12,000,000	9.3%	$12,000,000	100.0%	$7,538,589	0.63	x	$7,538,589	0.63	x
Private Co. E(9)	Funded	3/30/2021	$21,000,000	14.0%	$21,000,000	100.0%	$16,102,000	0.89	x	$16,102,000	0.77	x
			$131,440,000	100.0%	$293,000,000		$247,030,242	0.85	x	$147,931,632	1.13	x

(1) Real Estate value based on appraised value, if available. In addition, if loan funds acquisition and/or construction, figure includes expected total basis on future construction and/or acquisitions plus appraised value.
(2) Public Company A real estate based on cost basis.
(3) Subsidiary of Public Company C real estate based on existing cultivation property and the completed and stabilized value of the to-be-built facility.
(4) Private Company A real estate based on appraised value plus future basis.
(5) Private Company B real estate based on total cost basis, as completed.
(6) Private Company C real estate based on total cost basis, as completed.
(7) Subsidiary of Public Company D real estate based on total cost basis.
(8) Private Company D real estate based on appraised value.
(9) Private Company E real estate based on total cost basis, as completed.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and meet other general business needs. We use significant cash to purchase our target investments, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations.

Our primary sources of cash generally consist of unused borrowing capacity under our Revolving Credit Agreement, the net proceeds of future debt or equity offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. We expect that our primary sources of financing will be, to the extent available to us, through (a) credit facilities and (b) public and private offerings of our equity and debt securities. In the future, we may utilize other sources of financing to the extent available to us. As the cannabis industry continues to evolve and to the extent that additional states legalize cannabis, the demand for capital continues to increase as operators seek to enter and build out new markets. We expect the principal amount of the loans we originate to increase and that we will need to raise additional equity and/or debt funds to increase our liquidity in the near future.

As of March 31, 2021 and December 31, 2020, all of our cash was unrestricted and totaled approximately $126.8 million and $9.6 million, respectively.

The sources of financing for our target investments are described below.

Revolving Credit Facility

Pursuant to the terms of the Revolving Credit Agreement, our revolving credit facility provides revolving loan commitments of up to $50.0 million and bears interest at a fixed rate of 6% per annum, payable in cash in arrears. As of each of March 31, 2021 and December 31, 2020, we did not have any borrowings outstanding under our Revolving Credit Agreement. Future proceeds under the Revolving Credit Agreement are available to fund loans and bridge capital contributions and for general corporate purposes. We did not incur any fees or costs related to the origination of the Revolving Credit Agreement and we are not required to pay any commitment fees under the Revolving Credit Agreement. Our obligations under the Revolving Credit Agreement and the other loan documents delivered in connection therewith are secured by a first priority security interest in substantially all of our existing and future assets. The maturity date of the Revolving Credit Agreement is the earlier of (i) December 31, 2021 and (ii) a Refinancing Credit Facility. The Revolving Credit Agreement provides for certain covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. To the best of our knowledge, as of March 31, 2021, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement. In addition, the Revolving Credit Agreement contains customary events of default. In the case of an event of default, the lenders may terminate the commitments under the secured revolving credit facility and require immediate repayment of all outstanding borrowings. Such termination and acceleration would occur automatically in the event of certain bankruptcy events.

Other Credit Facilities, Warehouse Facilities and Repurchase Agreements

In the future, we may also use other sources of financing to fund the origination or acquisition of our target investments, including other credit facilities and other secured and unsecured forms of borrowing. These financings may be collateralized or non-collateralized and may involve one or more lenders. We expect that these facilities will typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates.

Capital Markets

We may seek to raise further equity capital and issue debt securities in order to fund our future investments in loans.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the three months ended March 31, 2021:

For the three months ended March 31, 2021
Net Income	$1,400,755
Adjustments to reconcile net income to net cash provided by / (used in) operating activities and changes in operating assets and liabilities	970,030
Net cash provided by operating activities	2,370,785
Net cash used in investing activities	(6,885,056)
Net cash provided by financing activities	121,684,423
Change in cash, cash equivalents and restricted cash	$117,170,152

Net Cash Provided by Operating Activities

For the three months ended March 31, 2021, net cash provided by operating activities totaled approximately $2.4 million. For the three months ended March 31, 2021, adjustments to net income related to operating activities primarily included net change in unrealized gain on loans at fair value of approximately $0.1 million, stock-based compensation expense of approximately $1.6 million, PIK interest of approximately $0.6 million, accretion of deferred loan original issue discount and other discounts of approximately $0.7 million and change in other assets and liabilities of approximately $0.7 million.

Net Cash Used in Investing Activities

For the three months ended March 31, 2021, net cash used in investing activities totaled approximately $6.9 million. The net cash used in investing activities was primarily a result of the cash used for the origination and funding of loans held for investment of approximately $7.1 million exceeding the cash received from principal repayment of loans held for investment of approximately $0.1 million and cash received from the sale of Assigned Rights of approximately $0.1 million for the three months ended March 31,2021.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities totaled approximately $121.7 million and related to proceeds from the issuance of our common stock in our IPO of approximately $123.9 million, less approximately $2.2 million in dividends paid.

Contractual Obligations and Other Commitments

Our contractual obligations as of March 31, 2021 and December 31, 2020 are as follows:

	As of March 31, 2021
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded Commitments	$33,469,664	-	-	-	$33,469,664
Total	$33,469,664	-	-	-	$33,469,664

	As of December 31, 2020
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded Commitments	$19,825,119	-	-	-	$19,825,119
Total	$19,825,119	-	-	-	$19,825,119

As of March 31, 2021 and December 31, 2020, all unfunded commitments were due in less than one year.

We may enter into certain contracts that may contain a variety of indemnification obligations. The maximum potential future payment amount we could be required to pay under these indemnification obligations may be unlimited.

Off-Balance Sheet Arrangements

Off-balance sheet commitments consist of unfunded commitments on delayed draw loans. Other than as set forth in this quarterly report on Form 10-Q, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Leverage Policies

We currently do not intend to have leverage of more than one times equity and intend to have substantially less drawn on any revolving credit agreements than available commitments under those agreements. Although we are not required to maintain any particular leverage ratio, we expect to employ prudent amounts of leverage and, when appropriate, to use debt as a means of providing additional funds for the acquisition of loans, to refinance existing debt or for general corporate purposes. Leverage is primarily used to provide capital for forward commitments until additional equity is raised or additional medium- to long-term financing is arranged. This policy is subject to change by management and our Board.

Dividends

We will elect to be taxed as a REIT for United States federal income tax purposes and, as such, anticipate annually distributing to our stockholders at least 90% of our REIT taxable income, prior to the deduction for dividends paid and our net capital gain. If we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Internal Revenue Code of 1986, as amended (the “Code”)), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of (i) 85% of our ordinary income for the calendar year, (ii) 95% of our capital gain net income for the calendar year and (iii) any undistributed shortfall from its prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. The stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If we determine that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned.

To the extent that our cash available for distribution is less than the amount required to be distributed under the REIT provisions of the Code, we may be required to fund distributions from working capital or through equity, equity-related or debt financings or, in certain circumstances, asset sales, as to which our ability to consummate transactions in a timely manner on favorable terms, or at all, cannot be assured, or we may make a portion of the Required Distribution in the form of a taxable stock distribution or distribution of debt securities.

Any future determination to actually pay dividends or other distributions will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements, the annual distribution requirements under the REIT provisions of the Code, our REIT taxable income and other factors that our Board deems relevant. Under the Maryland General Corporation Law, we generally may only pay a dividend or other distribution if, after giving effect to the distribution, we would be able to pay our indebtedness as it becomes due in the usual course of business and our total assets exceed our total liabilities.

Critical Accounting Policies and Estimates

As of March 31, 2021, there were no significant changes in or changes in the application of our critical accounting policies or estimates from those presented in the Final Prospectus.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, however this is mitigated to the extent our loans bear interest at a floating rate. As of March 31, 2021, a decrease of 50 bps or increase of 50 bps of the market yield would have resulted in a change in unrealized gain / (loss) of approximately $0.3 million and $0.5 million, respectively. As of March 31, 2021, we had two floating-rate loans, representing approximately 21% of our loan portfolio based on aggregate outstanding principal balances, subject to a weighted average LIBOR floor of approximately 1.0% with LIBOR quoted as 0.11%. We estimate that a hypothetical 100 basis points increase in LIBOR would result in an increase in annual interest income of approximately $23,221 and a decrease in LIBOR would not affect our interest income due to the LIBOR floor on our loans. This assumes that the weighted average LIBOR floor of our floating-rate loans remains at approximately 1.0%.

Potential Impact of LIBOR Transition

The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, for U.S dollar LIBOR, the relevant date has been deferred to at least June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023.

As of March 31, 2020, two of our loans, representing approximately 21% of our loan portfolio based on aggregate outstanding principal balances, paid interest at a variable rate tied to LIBOR. If LIBOR is no longer available, our applicable loan documents generally allow us to choose a new index based upon comparable information. However, if LIBOR is no longer available, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our loans. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of loans that we are financing.

Changes in Fair Value of Our Assets

We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our balance sheet. As of March 31, 2021 and December 31, 2020, respectively, four of our loans held for investment were carried at fair value within loans held at fair value in our balance sheets, with changes in fair value recorded through earnings.

We evaluate our loans on a quarterly basis and fair value is determined by our Board through its independent Audit and Valuation Committee. We use an independent third-party valuation firm to provide input in the valuation of all of our unquoted investments, which we consider along with other various subjective and objective factors in making our evaluations.

Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. In the yield analysis, we consider the current contractual interest rate, the maturity and other terms of the loan relative to risk of the borrower and the specific loan. A key determinant of risk, among other things, is the leverage through the loan relative to the enterprise value of the borrower. As loans held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded loans, as well as secondary market data with respect to high-yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable. Changes in market yields may change the fair value of certain of our loans.

Due to the inherent uncertainty of determining the fair value of loans that do not have a readily available market value, the fair value of our loans may fluctuate from period to period. Additionally, the fair value of our loans may differ significantly from the values that would have been used had a ready market existed for such loans and may differ materially from the values that we may ultimately realize. Further, such loans are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate our investment in a loan in a forced or liquidation sale, we could realize significantly less than the value at which we had recorded such loan investment.

Changes in Market Interest Rates and Effect on Net Interest Income

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and our related financing obligations.

Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing. The cost of our borrowings generally will be based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase (a) while the yields earned on our leveraged fixed-rate loan assets will remain static, and (b) at a faster pace than the yields earned on our leveraged floating-rate loan assets, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target investments. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

Interest Rate Cap Risk

We originate and may in the future acquire floating-rate assets. These are assets in which the loans may be subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset’s interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements may not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our floating-rate assets would effectively be limited. In addition, floating-rate assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of cash income from such assets in an amount that is less than the amount that we would need to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021 and the IBA recently announced that it will be consulting on plans to extend the cessation date for certain tenors of U.S.-dollar LIBOR until 2023. It is not possible to predict the effect of any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase out. If LIBOR is no longer available, our applicable loan documents generally allow us to choose a new index based upon comparable information Any of these proposals or consequences could have a material adverse effect on our interest expenses.

Interest Rate Mismatch Risk

We may fund a portion of our origination of loans, or of loans that we may in the future acquire, with borrowings that are based on LIBOR, while the interest rates on these assets may be fixed or indexed to LIBOR or another index rate. Accordingly, any increase in LIBOR will generally result in an increase in our borrowing costs that would not be matched by fixed-rate interest earnings and may not be matched by a corresponding increase in floating-rate interest earnings. Any such interest rate mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders.

Our analysis of risks is based on our Manager’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by our Manager and our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results.

Market Conditions

We believe that favorable market conditions, including an imbalance in supply and demand of credit to cannabis operating companies, have provided attractive opportunities for non-bank lenders, such as us, to finance commercial real estate loans and other loans that exhibit strong fundamentals but also require more customized financing structures and loan products than regulated financial institutions can presently provide. Additionally, to the extent that additional states legalize cannabis, our addressable market will increase. We intend to continue our track record of capitalizing on these opportunities and growing the size of our portfolio.

Credit Risk

We are subject to varying degrees of credit risk in connection with our loans and interest receivable. Our Manager seeks to mitigate this risk by seeking to originate loans, and may in the future acquire loans, of higher quality at appropriate prices given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring originated and acquired loans. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results.

In June 2016, the FASB issued ASU No. 2016-13, which replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”). We adopted ASU No. 2016-13 as of July 31, 2020, the date of our commencement of operations. Subsequent period increases and decreases to expected credit losses impact earnings and are recorded within provision for current expected credit losses in our statement of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASU No. 2016-13 is a valuation account that is deducted from the amortized cost basis of our loans held at carrying value and loans receivable at carrying value in our balance sheet. The CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within accounts payable and other liabilities in our balance sheet. Refer to footnote 6 to our unaudited financial statements titled “Current Expected Credit Losses” for more information on CECL.

Real Estate Risk

Commercial real estate loans are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loan or loans, as the case may be, which could also cause us to suffer losses.

Risk Management

To the extent consistent with maintaining our REIT qualification and our exemption from registration under the Investment Company Act, we seek to manage risk exposure by closely monitoring our portfolio and actively managing the financing, interest rate, credit, prepayment and convexity (a measure of the sensitivity of the duration of a loan to changes in interest rates) risks associated with holding our portfolio of loans. Generally, with the guidance and experience of our Manager:

•	we manage our portfolio through an interactive process with our Manager and service our self-originated loans through our Manager’s servicer;

•	we invest in a mix of floating-rate and fixed-rate loans to mitigate the interest rate risk associated with the financing of our portfolio;

•
we actively employ portfolio-wide and asset-specific risk measurement and management processes in our daily operations, including utilizing our Manager’s risk management tools such as software and services licensed or purchased from third-parties and proprietary analytical methods developed by our Manager; and

•
we seek to manage credit risk through our due diligence process prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate. In addition, with respect to any particular target investment, prior to origination or acquisition our Manager’s investment team evaluates, among other things, relative valuation, comparable company analysis, supply and demand trends, shape-of-yield curves, delinquency and default rates, recovery of various sectors and vintage of collateral.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this quarterly report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures.  Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

        In the normal course of business, we may be subject to various legal proceedings from time to time. As of March 31, 2021, we were not subject to any material pending legal proceedings.

Item 1A.	Risk Factors

        For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our Final Prospectus, included in the Company's Registration Statement on Form S-11, as amended (SEC File No. 333-251762). There have been no material changes to the risk factors disclosed in the Final Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended March 31, 2021.

Use of Proceeds

On March 18, 2021, the SEC declared effective our registration statement on Form S-11 (Registration No. 333-251762) (the “Registration Statement”) with respect to our IPO. On March 23, 2021, we completed our IPO of 6,250,000 shares of our common stock at a price of $19.00 per share, raising $118.8 million in gross proceeds.  JMP Securities, Ladenburg Thalmann and Seaport Global Securities served as joint book-running managers and Lake Street served as co-manager.  The underwriters also exercised their over-allotment option to purchase up to an additional 937,500 shares of common stock at a price of $19.00 per share, which was completed on March 26, 2021, raising $17.8 million in additional gross proceeds.  The offering commenced on March 19, 2021 and did not terminate before all of the securities registered in the Registration Statement were sold.

We received net proceeds of approximately $123.9 million from our IPO, including through the exercise of the over-allotment by the underwriters.  The underwriting commissions were $8.3 million and $1.2 million, from the closing of the IPO and the over-allotment, respectively.  We incurred approximately $3.1 million of expenses in connection with the IPO.  All of the underwriting discounts and other expenses were direct or indirect payments to persons other than: (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates.

As of the date of the quarterly report we have used $52.1 million of the net proceeds to fund loans related to new commitments since the IPO and $3.9 million of the net proceeds to fund previously unfunded commitments.  We intend to use the balance of the net proceeds (i) to fund loans related to unfunded commitments to existing borrowers, (ii) to originate and participate in commercial loans to companies operating in the cannabis industry that are consistent with our investment strategy and (iii) for working capital and other general corporate purposes.  Until appropriate investments can be identified, we may invest this balance in interest-bearing, short-term investments, including money market accounts or funds, commercial mortgage-backed securities and corporate bonds, which are consistent with the Company’s intention to qualify as a REIT and to maintain our exclusion from registration under the Investment Company Act. None of the proceeds were used to make payments to: (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates. There has been no material change in the use of proceeds as described in the Final Prospectus.

Repurchases of Common Stock

There were no issuer repurchases of common stock during the quarter ended March 31, 2021.

Item 3.	Defaults Upon Senior Securities

        None.

Item 4.	Mine Safety Disclosures

        Not applicable.

Item 5.	Other Information

On May 7, 2021, we amended our Revolving Credit Agreement to increase the loan commitment from $40 million to $50 million, decrease the interest rate from 8% per annum to 6% per annum, remove Gamma Lending Holdco as a lender and extend the maturity date from July 31, 2021 to the earlier of (i) December 31, 2021 or (ii) the date of the closing of any credit facility where the proceeds are incurred to refund, refinance or replace the Revolving Credit Agreement with an aggregate principal amount equal to or greater than $50.0 million in accordance with the terms in the Revolving Credit Agreement. We did not incur any fees or cost related to the amendment of the Revolving Credit Agreement and the Revolving Credit Agreement does not have any unused fees.  As of the date of this quarterly report, we have not drawn on the Revolving Credit Agreement or incurred any fees or interest expense related to the Revolving Credit Agreement.

Item 6.	Exhibits

3.1	Articles of Amendment and Restatement of AFC Gamma, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, as amended (File No. 333-251762)).
3.2	Amended and Restated Bylaws of AFC Gamma, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-11, as amended (File No. 333-251762)).
10.1
Amended and Restated Management Agreement, dated January 14, 2021, by and between AFC Gamma, Inc. and AFC Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2021).

10.2
Amendment dated May 7, 2021, to the Secured Revolving Credit Agreement, dated August 18, 2020, by and among AFC Gamma, Inc., as borrower, AFC Finance, LLC, as agent, and AFC Finance, LLC and Gamma Lending Holdco LLC, as lenders.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2021
AFC GAMMA, INC.

	By:	/s/ Leonard M Tannenbaum
Leonard M Tannenbaum Chief Executive Officer, Chairman and Director (Principal Executive Officer)

By:	/s/ Thomas Geoffroy
Thomas Geoffroy Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)