Form 10-Q
period 2021-06-30
AFC Gamma, Inc.
filed 2021-08-05
CIK 1822523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”   “smaller reporting company,” and "emerging growth company"  in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock, $0.01 par value	Outstanding at August 5, 2021 16,386,527

AFC GAMMA, INC.

TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AFC GAMMA, INC.
BALANCE SHEETS

	As Of
	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Loans held for investment at fair value (cost of $43,916,537 and $46,994,711 at June 30, 2021 and December 31, 2020, respectively, net)	$44,852,315	$48,558,051

Loans held for investment at carrying value	105,404,185	31,837,031
Loan receivable at carrying value	3,011,140	3,348,263
Current expected credit loss reserve	(701,143)	(404,860)
Loans held for investment at carrying value and loan receivable at carrying value, net of current expected credit loss reserve	107,714,182	34,780,434

Cash and cash equivalents	124,604,872	9,623,820
Interest receivable	1,150,669	927,292
Prepaid expenses and other assets	189,000	72,095
Total assets	$278,511,038	$93,961,692

Liabilities
Interest reserve	$5,547,863	$1,325,750
Current expected credit loss reserve	476,140	60,537
Accrued management and incentive fees	2,078,871	222,127
Accrued direct administrative expenses	530,939	550,671
Accounts payable and other liabilities	1,420,503	154,895
Total liabilities	10,054,316	2,313,980
Commitments and contingencies (Note 10)
Stockholders' Equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at June 30, 2021 and December 31, 2020 and 125 shares issued and outstanding at June 30, 2021 and December 31, 2020	1	1
Common stock, par value $0.01 per share, 25,000,000 and 15,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively, and 16,116,877 and 6,179,392 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	161,169	61,794
Additional paid-in-capital	269,061,069	91,068,197
Accumulated earnings (deficit)	(765,517)	517,720
Total stockholders' equity	268,456,722	91,647,712

Total liabilities and stockholders' equity	$278,511,038	$93,961,692

(See accompanying notes to the Financial Statements)

Index
AFC GAMMA, INC.
STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
	(unaudited)	(unaudited)
Revenue
Interest Income	$8,748,519	$13,433,524
Total revenue	8,748,519	13,433,524
Expenses
Management and incentive fees, net (less rebate of $182,707 and $420,450, respectively)	2,078,871	2,955,533
General and administrative expenses	706,865	1,169,383
Stock-based compensation	11,457	1,610,572
Professional fees	194,594	330,047
Total expenses	2,991,787	6,065,535
Provision for current expected credit losses	(645,786)	(711,886)
Change in unrealized gains / (losses) on loans at fair value, net	(483,159)	(627,561)
Net income before income taxes	4,627,787	6,028,542
Income tax expense	-	-
Net income	$4,627,787	$6,028,542

Earnings per common share:
Basic earnings per common share (in dollars per share)	$0.34	$0.58
Diluted earnings per common share (in dollars per share)	$0.34	$0.57

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding (in shares)	13,457,536	10,318,542
Diluted weighted average shares of common stock outstanding (in shares)	13,775,246	10,636,252

(See accompanying notes to the Financial Statements)

Index
AFC GAMMA, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

Three months ended June 30, 2021
	Preferred Stock	Common Stock		Additional Paid- In-Capital	Accumulated Earnings (Deficit)	Total Stockholders' Equity
		Shares	Amount
Balance at March 31, 2021	$1	13,366,877	$133,669	$216,504,726	$(306,391)	$216,332,005
Issuance of common stock, net of offering cost	-	2,750,000	27,500	52,544,886	-	52,572,386
Stock-based compensation	-	-	-	11,457	-	11,457
Dividends declared and paid on common shares ($0.38 per share)	-	-	-	-	(5,079,413)	(5,079,413)
Dividends declared and paid on preferred shares ($60 per share)	-	-	-	-	(7,500)	(7,500)
Net income	-	-	-	-	4,627,787	4,627,787
Balance at June 30, 2021	$1	16,116,877	$161,169	$269,061,069	$(765,517)	$268,456,722

Six months ended June 30, 2021
	Preferred Stock	Common Stock		Additional Paid- In-Capital	Accumulated Earnings (Deficit)	Total Stockholders' Equity
		Shares	Amount
Balance at December 31, 2020	$1	6,179,392	$61,794	$91,068,197	$517,720	$91,647,712
Issuance of common stock, net of offering cost	-	9,937,485	99,375	176,382,300	-	176,481,675
Stock-based compensation	-	-	-	1,610,572	-	1,610,572
Dividends declared and paid on common shares ($0.74 per share)	-	-	-	-	(7,304,279)	(7,304,279)
Dividends declared and paid on preferred shares ($60 per share)	-	-	-	-	(7,500)	(7,500)
Net income	-	-	-	-	6,028,542	6,028,542
Balance at June 30, 2021	$1	16,116,877	$161,169	$269,061,069	$(765,517)	$268,456,722

(See accompanying notes to the Financial Statements)

Index
AFC GAMMA, INC.
STATEMENT OF CASH FLOWS

For the six months ended June 30, 2021
Operating activities:	(unaudited)
Net income	$6,028,542
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Provision for current expected credit losses	711,886
Change in unrealized gains / (losses) on loans at fair value, net	627,561
Accretion of deferred loan original issue discount and other discounts	(2,275,032)
Stock-based compensation	1,610,572
PIK interest	(1,267,093)
Changes in operating assets and liabilities:
Interest reserve	(702,887)
Interest receivable	(223,377)
Prepaid expenses and other assets	(116,905)
Accrued management fees, net	1,856,744
Accrued direct administrative expenses	(19,732)
Accounts payable and other liabilities	1,265,608
Net cash provided by / (used in) operating activities	7,495,887

Cash flows from investing activities:
Issuance of and fundings on loans	(76,918,926)
Proceeds from sales of Assigned Rights	2,313,130
Principal repayment of loans	12,921,065
Net cash provided by / (used in) investing activities	(61,684,731)

Cash flows from financing activities:
Proceeds from sale of common stock	180,277,500
Payment of offering costs	(3,795,825)
Dividends paid	(7,311,779)
Net cash provided by / (used in) financing activities	169,169,896

Change in cash, cash equivalents and restricted cash	114,981,052
Cash, cash equivalents and restricted cash, beginning of period	9,623,820
Cash, cash equivalents and restricted cash, end of period	$124,604,872

Supplemental disclosure of non-cash financing and investing activity:
Interest reserve withheld from funding of loan	$4,925,000

Supplemental information:
Interest paid during the period	$-
Income taxes paid during the period	$-

(See accompanying notes to the Financial Statements)

Index
AFC GAMMA, INC.
NOTES TO FINANCIAL STATEMENTS
As of June 30, 2021
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

The Company operates as one operating segment and is primarily focused on financing senior secured loans and other types of loans for established cannabis industry operators in states where medical and/or adult use cannabis is legal.  These loans are generally held for investment and are secured, directly or indirectly, by real estate, equipment, licenses and/or other assets of borrowers depending on the applicable laws and regulations governing such borrowers.

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

The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and the related management's discussion and analysis of financial condition and results of operations included in the Company's final prospectus relating to our follow-on public offering filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”) on June 24, 2021 (the “Final Prospectus”).

Refer to Note 2 to the Company’s financial statements in the Final Prospectus for a description of the Company’s significant accounting policies. The Company has included disclosure below regarding basis of presentation and other accounting policies that (i) are required to be disclosed quarterly, (ii) have material changes or (ii) the Company views as critical as of the date of this report.

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared on the accrual basis of accounting in conformity with United States generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the SEC applicable to interim financial information.  These unaudited interim financial statements reflect all adjustments and reclassifications that, in the opinion of management, are considered necessary for a fair statement of the balance sheets, statements of operations, statements of stockholders’ equity, and statement of cash flows for the periods presented.

The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2021.

Index
Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the valuation of loans held for investment at fair value.

The spread of a novel strain of coronavirus (“COVID-19”) has caused significant business disruptions in the United States beginning in the first quarter of 2020 and has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns (subject to exceptions for certain “essential” operations and businesses). Over the course of the COVID-19 pandemic, medical cannabis companies have been deemed “essential” by almost all states with legalized cannabis and stay-at-home orders. Consequently, the impact of the COVID-19 pandemic and the related regulatory and private sector response on our financial and operating results for the period ended June 30, 2021 was somewhat mitigated as all of our borrowers were permitted to continue to operate during this pandemic. Regardless, the full extent of the economic impact of the business disruptions caused by COVID-19 is uncertain. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving, and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including the regulated cannabis industry. Although some of these measures have been lifted or scaled back, a recent resurgence of COVID-19 in certain parts of the world, including the United States, has resulted in the re-imposition of certain restrictions and may lead to more restrictions to reduce the spread of COVID-19. The extent of any effect that these disruptions may have on the operations and financial performance of the Company will depend on future developments, including possible impacts on the performance of the Company’s loans, general business activity, and ability to generate revenue, which cannot be determined.

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

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.  ASU No. 2021-01 is effective immediately for all entities. An entity may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. If an entity elects to apply any of the amendments for an eligible hedging relationship, any adjustments as a result of those elections must be reflected as of the date the entity applies the election. The amendments do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022).  The Company is currently evaluating the impact, if any, of this ASU on its financial statements.

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

Index
3.	LOANS HELD FOR INVESTMENT AT FAIR VALUE

As of June 30, 2021 and December 31, 2020, the Company’s portfolio included three and four loans held at fair value, respectively. The aggregate originated commitment under these loans was approximately $47.4 million and $59.9 million, respectively, and outstanding principal was approximately $46.7 million and $50.8 million, respectively, as of June 30, 2021 and December 31, 2020.  For the six months ended June 30, 2021, the Company funded approximately $7.7 million of outstanding principal and had repayments of approximately $12.6 million. As of June 30, 2021 and December 31, 2020, approximately 0% and 6.0%, respectively, of the Company’s loans held at fair value have floating interest rates.  As of December 31, 2020, these floating rates were subject to LIBOR floors, with a weighted average floor of 2.5%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The following tables summarize the Company’s loans held at fair value as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
	Fair Value (2)	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Remaining Life (Years)(3)

Senior Term Loans	$44,852,315	$43,916,537	$46,653,209	2.6
Total loans held at fair value	$44,852,315	$43,916,537	$46,653,209	2.6

	As of December 31, 2020
	Fair Value (2)	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Remaining Life (Years)(3)

Senior Term Loans	$48,558,051	$46,994,711	$50,831,235	3.3
Total loans held at fair value	$48,558,051	$46,994,711	$50,831,235	3.3

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted purchase discount, deferred loan fees and loan origination costs.

(2)	Refer to Footnote 14 to our unaudited financial statements.

(3)	Weighted average remaining life is calculated based on the fair value of the loans as of June 30, 2021 and December 31, 2020.

Index
The following table presents changes in loans held at fair value as of and for the six months ended June 30, 2021:

	Principal	Original Issue Discount	Unrealized Gains / (Losses)	Fair Value

Total loans held at fair value at December 31, 2020	$50,831,235	$(3,836,524)	$1,563,340	$48,558,051
Change in unrealized gains / (losses) on loans at fair value, net	-	-	(627,561)	(627,561)
New fundings	7,677,701	(501,346)	-	7,176,355
Loan repayments	(12,000,000)	-	-	(12,000,000)
Loan amortization payments	(583,324)	-	-	(583,324)
Accretion of original issue discount	-	1,601,197	-	1,601,197
PIK Interest	727,597	-	-	727,597
Total loans held at fair value at June 30, 2021	$46,653,209	$(2,736,673)	$935,779	$44,852,315

A more detailed listing of the Company’s loans held at fair value portfolio based on information available as of June 30, 2021 is as follows:

	Collateral Location	Collateral Type (8)	Fair Value (2)	Carrying Value (1)	Outstanding Principal (1)	Interest Rate		Maturity Date (3)	Payment Terms (4)

Private Co. A	AZ, MI, MD, MA	C , D	$33,059,982	$32,543,647	$34,654,069	17.0%	(5)	5/8/2024	P/I
Private Co. B	MI	C	8,909,663	8,503,029	9,059,140	17.0%	(6)	9/1/2023	P/I
Public Co. A - Real Estate Loan	NV	C	2,882,670	2,869,861	2,940,000	14.0%	(7)	1/26/2023	I/O
Total loans held at fair value			$44,852,315	$43,916,537	$46,653,209

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs.

(2)	Refer to Footnote 14 to our unaudited financial statements.

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

(4)	I/O = interest only, P/I = principal and interest. P/I loans may include interest only periods for a portion of the loan term.

(5)	Base interest rate of 13% and payment-in-kind (“PIK”) interest rate of 4%.

(6)	Base interest rate of 13% and PIK interest rate of 4%.

(7)	Base interest rate of 12% and PIK interest rate of 2%.

(8)	C = Cultivation Facilities, D = Dispensaries.

Index
4.	LOANS HELD FOR INVESTMENT AT CARRYING VALUE

As of June 30, 2021 and December 31, 2020, the Company’s portfolio included ten and three loans, respectively, held at carrying value. The aggregate originated commitment under these loans was approximately $136.3 million and $44.0 million, respectively, and outstanding principal was approximately $114.4 million and $33.9 million, respectively, as of June 30, 2021 and December 31, 2020. For the six months ended June 30, 2021, the Company funded approximately $79.9 million of outstanding principal. As of June 30, 2021 and December 31, 2020, approximately 44% and 35%, respectively, of the Company’s loans held at carrying value have floating interest rates.  These floating rates are subject to LIBOR floors, with a weighted average floor of 1%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The following tables summarize the Company’s loans held at carrying value as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years)(2)

Senior Term Loans	$114,376,084	$(8,971,899)	$105,404,185	3.8
Total loans held at carrying value	$114,376,084	$(8,971,899)	$105,404,185	3.8

	As of December 31, 2020
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years)(2)

Senior Term Loans	$33,907,763	$(2,070,732)	$31,837,031	4.7
Total loans held at carrying value	$33,907,763	$(2,070,732)	$31,837,031	4.7

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount and loan origination costs.

(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of June 30, 2021 and December 31, 2020.

The following table presents changes in loans held at carrying value as of and for the six months ended June 30, 2021:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2020	$33,907,763	$(2,070,732)	$31,837,031
New fundings	79,928,825	(7,574,384)	72,354,441
Accretion of original issue discount	-	673,217	673,217
PIK interest	539,496	-	539,496
Total loans held at carrying value at June 30, 2021	$114,376,084	$(8,971,899)	$105,404,185

Index
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of June 30, 2021 is as follows:

	Collateral Location	Collateral Type (4)	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Interest Rate		Maturity Date (2)	Payment Terms (3)

Private Co. C	PA	C , D	$16,571,443	$(764,590)	$15,806,853	17.0%	(5)	12/1/2025	P/I
Private Co. D	OH, AR	D	12,107,055	(930,564)	11,176,491	15.0%	(6)	1/1/2026	P/I
Sub. of Public Co. D	PA	C	10,000,000	(160,714)	9,839,286	12.9%	(7)	12/18/2024	I/O
Private Co. E	OH	C , D	11,174,533	(2,936,883)	8,237,650	17.0%	(8)	4/1/2026	P/I
Private Co. F	MO	C , D	6,166,025	(1,915,902)	4,250,123	17.0%	(9)	5/1/2026	P/I
Public Co. E	MI	C	15,000,000	(985,714)	14,014,286	13.0%	(10)	4/29/2025	P/I
Sub. of Private Co. G	NJ	C , D	22,075,778	(836,722)	21,239,056	17.0%	(11)	5/1/2026	P/I
Public Co. F	IL, FL, NV, OH, MA, MI, MD, AR, NV, AZ	C , D	10,000,000	(184,000)	9,816,000	9.8%	(12)	5/30/2023	I/O
Sub. of Private Co. H	IL	C	5,781,250	(146,810)	5,634,440	15.0%	(13)	5/11/2023	I/O
Private Co. I	MD	C , D	5,500,000	(110,000)	5,390,000	13.0%	(14)	7/9/2021	I/O
Total loans held at carry value			$114,376,084	$(8,971,899)	$105,404,185

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted purchase discount, deferred loan fees and loan origination costs.

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

(3)	I/O = interest only, P/I = principal and interest. P/I loans may include interest only periods for a portion of the loan term.

(4)	C = Cultivation Facilities, D = Dispensaries.

(5)	Base interest rate of 12% plus LIBOR (LIBOR floor of 1%) and PIK interest rate of 4%.

(6)	Base interest rate of 13% and PIK interest rate of 2%.

(7)	Base interest rate of 12.9%.

(8)	Base interest rate of 12% plus LIBOR (LIBOR floor of 1%) and PIK interest rate of 4%.

(9)	Base interest rate of 13% and PIK interest rate of 4%.

(10)	Base interest rate of 13%.

(11)	Base interest rate of 12% plus LIBOR (LIBOR floor of 1%) and PIK interest rate of 4%.

(12)	Base interest rate of 9.8%.

(13)	Base interest rate of 15%.

(14)	Base interest rate of 13%.

Index
5.	LOAN RECEIVABLE AT CARRYING VALUE

As of June 30, 2021 and December 31, 2020, the Company’s portfolio included one loan receivable at carrying value. The originated commitment under this loan was approximately $4.0 million and outstanding principal was approximately $3.0 million and $3.4 million as of June 30, 2021 and December 31, 2020, respectively.  During the six months ended June 30, 2021, the Company received repayments of $337,741 of outstanding principal.

The following table presents changes in loans receivable as of and for the six months ended June 30, 2021:

	Principal	Original Issue Discount	Carrying Value

Total loans receivable at carrying value at December 31, 2020	$3,352,176	$(3,913)	$3,348,263
Principal repayment of loans	(337,741)	-	(337,741)
Accretion of original issue discount	-	618	618
Total loans receivable at carrying value at June 30, 2021	$3,014,435	$(3,295)	$3,011,140

6.	CURRENT EXPECTED CREDIT LOSSES

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

As of June 30, 2021 and December 31, 2020, the Company’s CECL Reserve for its loans held at carrying value and loans receivable at carrying value is $1,177,283 and $465,397, respectively, or 109 and 132 basis points, respectively, of the Company’s total loans held at carrying value and loans receivable at carrying value of $108,415,325 and $35,185,294, respectively,  and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loans receivable at carrying value of $701,143 and $404,860, respectively, and a liability for unfunded commitments of $476,140 and $60,537, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

Index
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the three and six months ended June 30, 2021 was as follows:

	Outstanding (1)	Unfunded (2)	Total
Balance at March 31, 2021	$248,317	$283,180	$531,497
Provision for current expected credit losses	452,826	192,960	645,786
Write-offs	-	-	-
Recoveries	-	-	-
Balance at June 30, 2021	$701,143	$476,140	$1,177,283

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2020	$404,860	$60,537	$465,397
Provision for current expected credit losses	296,283	415,603	711,886
Write-offs	-	-	-
Recoveries	-	-	-
Balance at June 30, 2021	$701,143	$476,140	$1,177,283

(1)
As of June 30, 2021 and December 31, 2020, the CECL Reserve related to outstanding balances on loans at carrying value and loans receivable at carrying value is recorded within current expected credit loss reserve in the Company's balance sheets.

(2)	As of June 30, 2021 and December 31, 2020, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within other liabilities in the Company's balance sheets.

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

As of June 30, 2021, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value and loans receivable at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2021	2020	Total
1	$-	$-	$-
2	23,830,286	-	23,830,286
3	36,513,621	45,060,278	81,573,899
4	-	3,011,140	3,011,140
5	-	-	-
Total	$60,343,907	$48,071,418	$108,415,325

Index
7.	INTEREST RECEIVABLE

The following table summarize the interest receivable by the Company as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021	As of December 31, 2020

Interest receivable	$722,716	$675,795
PIK receivable	362,040	177,183
Unused fees receivable	65,913	74,314
Total interest receivable	$1,150,669	$927,292

8.	INTEREST RESERVE

At June 30, 2021 and December 31, 2020, the Company had four and one loans, respectively, that included a loan funded interest reserve.  For the three and six months ended June 30, 2021, $620,621 and $702,887, respectively, of interest income was earned and disbursed from the interest reserve.

The following table presents changes in interest reserve as of and for the three and six months ended June 30, 2021:

	Three months ended June 30, 2021	Six months ended June 30, 2021
Beginning reserves	$3,243,484	$1,325,750
New reserves	2,925,000	4,925,000
Reserves disbursed	(620,621)	(702,887)
Ending reserves	$5,547,863	$5,547,863

9.	DEBT

In July 2020, the Company obtained a secured revolving credit loan (the “Revolving Loan”) from AFC Finance, LLC, an affiliate of the Company’s management.  The Revolving Loan had a loan commitment of $40,000,000 and had an interest rate of 8% per annum, payable in cash in arrears. The Company did not incur any fees or cost related to the origination of the Revolving Loan and the Revolving Loan did not have any unused fees.  The maturity date of the Revolving Loan was the earlier of (i) July 31, 2021 and (ii) the date of the closing of any credit facility where the proceeds are incurred to refund, refinance or replace the Revolving Credit Agreement (as defined below) with an aggregate principal amount equal to or greater than $50.0 million (any such financing, a “Refinancing Credit Facility”) in accordance with terms of the credit agreement governing the Revolving Loan (the “Revolving Credit Agreement”). The Revolving Loan was secured by the assets of the Company.

On May 7, 2021, the Company amended the Revolving Credit Agreement from AFC Finance, LLC, an affiliate of the Company’s management.  The amendment to the Revolving Credit Agreement increased the loan commitment from $40,000,000 to $50,000,000, decreased the interest rate from 8% per annum to 6% per annum, removed Gamma Lending Holdco LLC as a lender and extended the maturity date from July 31, 2021 to the earlier of (i) December 31, 2021 or (ii) the date of the closing of any Refinancing Credit Facility. The Company did not incur any fees or cost related to the amendment of the Revolving Loan and the Revolving Loan does not have any unused fees.  For the three and six months ended June 30, 2021, the Company has not drawn on the Revolving Loan or incurred any fees or interest expense related to the Revolving Loan.

Index
10.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2021 and December 31, 2020, the Company had the following commitments to fund various senior term loans, equipment loans and bridge loans.

	As of June 30, 2021	As of December 31, 2020

Total original loan commitments	$187,721,250	$107,292,176
Less: drawn commitments	(163,721,408)	(87,467,057)
Total undrawn commitments	$23,999,842	$19,825,119

The Company from time to time may be a party to litigation in the normal course of business. As of June 30, 2021, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

The Company provides loans to established companies operating in the cannabis industry which involves significant risks, including the risk of strict enforcement against the Company’s borrowers of the federal illegality of cannabis, the Company’s borrowers’ inability to renew or otherwise maintain their licenses or other requisite authorizations for their cannabis operations, and such loans lack of liquidity, and the Company could lose all or part of any of the Company’s loans.

The Company’s ability to grow or maintain our business depends on state laws pertaining to the cannabis industry. New laws that are adverse to the Company’s borrowers may be enacted, and current favorable state or national laws or enforcement guidelines relating to cultivation, production and distribution of cannabis may be modified or eliminated in the future, which would impede the Company’s ability to grow and could materially adversely affect the Company’s business.

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

Series A Preferred Stock

As of June 30, 2021 and December 31, 2020, the Company has authorized 10,000 preferred shares and issued 125 of the preferred shares designated as 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”).

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

Index
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

On June 28, 2021, the Company completed an offering of 2,750,000 shares of its common stock at a price of $20.50 per share, raising $56,375,000 in gross proceeds.  The underwriting commissions of $3,100,625 are reflected as a reduction of additional paid-in capital on the statement of stockholders’ equity.  The Company incurred approximately $701,989 of expenses in connection with the offering, which is reflected as a reduction in additional paid-in capital. The net proceeds to the Company totaled approximately $52,572,386.

Subsequent to the period ended June 30, 2021, the underwriters partially exercised their over-allotment option to purchase 269,650 shares of the Company’s common stock at a price of $20.50 per share, which was completed on July 6, 2021, raising $5,527,825 in additional gross proceeds or $5,223,795 in net proceeds after underwriting commissions of $304,030, which is reflected as a reduction of additional paid-in capital on the statement of stockholders’ equity.

The Company intends to use the net proceeds of the IPO and additional offering (i) to fund loans related to unfunded commitments to existing borrowers, (ii) to originate and participate in commercial loans to companies operating in the cannabis industry that are consistent with the Company’s investment strategy and (iii) for working capital and other general corporate purposes.  Until appropriate investments can be identified, the Company may invest this balance in interest-bearing short-term investments, including money market accounts or funds, commercial mortgage-backed securities and corporate bonds, which are consistent with the Company’s intention to qualify as a REIT and to maintain our exclusion from registration under the Investment Company Act of 1940, as amended.

Equity Incentive Plan

The Company has established an equity incentive compensation plan (the “Plan”). The Company’s Board authorized the adoption of the Plan (as amended, the “2020 Plan”) and approved stock option grants of 1,616,098 shares of common stock as of June 30, 2021.  The Board or one or more committees appointed by the Board administers the 2020 Plan. The 2020 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses, stock units and other forms of awards granted or denominated in the Company’s common stock or units of common stock. The 2020 Plan retains flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances.  Any award may be structured to be paid or settled in cash. The Company currently intends to grant stock options to participants in the 2020 Plan, but it may also grant any other type of award available under the 2020 Plan in the future. Persons eligible to receive awards under the 2020 Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company, employees of the Manager and certain directors and consultants and other service providers to the Company or any of its subsidiaries.

Index
As of June 30, 2021, the maximum number of shares of the Company common stock that may be delivered pursuant to awards under the 2020 Plan (the “Share Limit”) equals 2,375,000 shares, which is an increase of 275,000 shares compared to March 31, 2021 under the evergreen provision in the 2020 Plan in connection with the public offering of common stock by the Company in June 2021.  Subsequent to the period ended June 30, 2021, the Company issued an additional 269,650 shares of common stock to the underwriters in connection with their partial exercise of an over-allotment option, which increased the Share Limit of the 2020 Plan by 26,965 under the evergreen provision in the 2020 Plan, for a total maximum Share Limit of 2,401,965. Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2020 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan. Shares that are exchanged by a participant or withheld by the Company as full or partial payment in connection with any award granted under the 2020 Plan, as well as any shares exchanged by a participant or withheld by us to satisfy tax withholding obligations related to any award granted under the 2020 Plan, will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan. To the extent that an award is settled in cash or a form other than shares, the shares that would have been delivered had there been no such cash or other settlement will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan.

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

The following table summarizes the (i) non-vested options granted, (ii) vested options granted and (iii) forfeited options granted for the Company’s directors and officers and employees of the Manager as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021	As of December 31, 2020
Non-vested	183,114	142,814
Vested	1,449,518	800,618
Forfeited	(19,534)	(16,534)
Balance	1,613,098	926,898

The Company uses the Black-Scholes option pricing model to value stock options in determining the share-based compensation expense. Forfeitures are recognized as they occur. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield was based on the Company’s expected dividend yield at grant date. Expected volatility is based on the estimated average volatility of similar companies due to the lack of historical volatilities of the Company’s common stock. The share-based compensation expense for the Company was approximately $11,457 and $1,610,572 for the three and six months ended June 30, 2021, respectively.

The following table presents the assumptions used in the option pricing model of options granted under the 2020 Plan:

Assumptions	Range
Expected volatility	40% - 50%
Expected dividend yield	10% - 20%
Risk-free interest rate	0.5% - 1.5%
Expected forfeiture rate	0%

The following tables summarizes stock option activity during the three and six months ended June 30, 2021:

	Three months ended June 30, 2021	Weighted-Average Grant Date Fair Value Per Option
Balance as of March 31, 2021	1,616,098	$1.08
Granted	-	-
Exercised	-	-
Forfeited	(3,000)	1.31
Balance as of June 30, 2021	1,613,098	$1.08

Index
	Six months ended June 30, 2021	Weighted-Average Grant Date Fair Value Per Option
Balance as of December 31, 2020	926,898	$0.91
Granted	689,200	1.31
Exercised	-	-
Forfeited	(3,000)	1.31
Balance as of June 30, 2021	1,613,098	$1.08

12.	EARNINGS PER SHARE

The following information sets forth the computations of basic weighted average earnings per common share for the three and six months ended June 30, 2021:

	Three months ended June 30, 2021	Six months ended June 30, 2021

Net income / (loss) attributable to common stockholders	$4,627,787	$6,028,542
Divided by:
Basic weighted average shares of common stock outstanding	13,457,536	10,318,542
Diluted weighted average shares of common stock outstanding	13,775,246	10,636,252
Basic weighted average earnings per common share	$0.34	$0.58
Diluted weighted average earnings per common share	$0.34	$0.57

13.	INCOME TAX

The income tax provision for the Company was $0 for the six months ended June 30, 2021.

For the three and six months ended June 30, 2021, the Company incurred no expense for United States federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.

The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

14.	FAIR VALUE

The Company’s loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers where the Company does not own a controlling equity position. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. In the yield analysis, the Company considers the current contractual interest rate, the maturity and other terms of the loan relative to risk of the company and the specific loan. A key determinant of risk, among other things, is the leverage through the loan relative to the enterprise value of the borrower. As loans held by the Company are substantially illiquid with no active loan market, the Company depends on primary market data, including newly funded loans, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.

Index
The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of June 30, 2021 and December 31, 2020.  The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of June 30, 2021
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior Term Loans	$44,852,315	Yield analysis	Market Yield	17.21% - 20.47%	20.24%
Total Investments	$44,852,315

	As of December 31, 2020
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior Term Loans	$48,558,051	Yield analysis	Market Yield	15.79% - 20.75%	20.20%
Total Investments	$48,558,051

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

The following tables present fair value measurements of loans held at fair value as of June 30, 2021 and December 31, 2020:

	Fair Value Measurement Using as of June 30, 2021
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$44,852,315	-	-	$44,852,315
Total	$44,852,315	-	-	$44,852,315

	Fair Value Measurement Using as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$48,558,051	-	-	$48,558,051
Total	$48,558,051	-	-	$48,558,051

Index
The following table presents changes in loans that use Level 3 inputs as of and for the six months ended June 30, 2021:

Six months ended June 30, 2021
Total loans using Level 3 inputs at December 31, 2020	$48,558,051
Change in unrealized gains / (losses) on loans at fair value, net	(627,561)
Additional funding	7,677,701
Original issue discount and other discounts, net of costs	(501,346)
Loan repayments	(12,000,000)
Loan amortization payments	(583,324)
Accretion of original issue discount	1,601,197
PIK Interest	727,597
Total loans using Level 3 inputs at June 30, 2021	$44,852,315

Fair Value of Financial Instruments

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheet, for which it is practicable to estimate that value.

The following table details the book value and fair value of the Company’s financial instruments not recognized at fair value in the balance sheet:

	As of June 30, 2021
	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$124,604,872	$124,604,872
Loans held for investment at carrying value	$105,404,185	$110,407,362
Loan receivable at carrying value	$3,011,140	$2,868,235

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

Index
In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. Under the Management Agreement, the Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period means the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the Company’s independent directors and approved by a majority of the independent directors.  The Incentive Compensation for the three and six months ended June 30, 2021 was approximately $1,442,047 and $2,104,777, respectively.

The Company shall pay all of its costs and expenses and shall reimburse the Manager or its affiliates for expenses of the Manager and its affiliates paid or incurred on behalf of the Company, excepting only those expenses that are specifically the responsibility of the Manager pursuant to the Management Agreement.

The following table summarizes the related party costs incurred by the Company for the three and six months ended June 30, 2021:

	Three months ended June 30, 2021	Six months ended June 30, 2021
Affiliate Costs
Management fees	$819,531	$1,271,206
Less other fees earned	(182,707)	(420,450)
Incentive fees earned	1,442,047	2,104,777
General and administrative expenses reimbursable to Manager	423,939	789,506
Total	$2,502,810	$3,745,039

Amounts payable to the Company’s Manager as of June 30, 2021 and December 31, 2020 were $2,609,810 and $728,298, respectively.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by the Company’s Manager or its affiliates, including the Manager, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of and for the six months ended June 30, 2021, there were no co-investments held by the Company.

In connection with investments in loans, the Company may receive the option to assign the right (the “Assigned Right”) to acquire warrants and/or equity of the borrower.  The Company may sell the Assigned Right, and the sale may be to an affiliate of the Company.  For the three and six months ended June 30, 2021, the Company sold approximately $1,104,914 and $2,313,130, respectively, of Assigned Rights to an affiliate which are accounted for as additional original issue discount and accreted over the life of the loans.

Secured Revolving Credit From Affiliate

The Company has the Revolving Loan from AFC Finance, LLC, an affiliate of the Company’s management.  Refer to footnote 9 to our unaudited financial statements for more information.

Index
16.	DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and paid during the six months ended June 30, 2021:

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends

Regular cash dividend	3/15/2021	3/31/2021	$0.36	$0.36	$-	$0.36
Regular cash dividend	6/15/2021	6/30/2021	$0.38	$0.38	$-	$0.38
Total cash dividend			$0.74	$0.74	$-	$0.74

17.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued.  There were no material subsequent events, other than that described below, that required disclosure in these financial statements.

Subsequent to quarter end, the underwriters partially exercised their over-allotment option under the Company’s follow-on public offering to purchase 269,650 shares of the Company’s common stock at a price of $20.50 per share, which was completed on July 6, 2021.  Refer to footnote 11 to our unaudited financial statements for more information.

In July 2021, the Company entered into a commitment to fund a $19.75 million senior secured term loan which is contingent on the borrower raising additional equity as required by the loan agreement. Until the borrower meets the required criteria in the loan agreement, the commitment has a ticking fee based on the aggregate commitment amount as follows: (a) 6.0% from the date of closing through July 26, 2021 and (b) 6.5% from and after July 27, 2021 through August 9, 2021 or the initial funding date, whichever is earlier. Once funded, the loan will have a per annum interest rate of 12.0% plus LIBOR with a LIBOR floor of 1.0%. The loan will have a maturity date of August 3, 2026, an unused fee of 3.0%, an exit fee of 3.0%, OID of 4.0% and an interest reserve of $0.75 million.

In July 2021, Private Company I refinanced their bridge loan which had a maturity date of July 9, 2021 which had an interest rate of 13.0% and OID of 4.0%. The new senior secured loan of $15.5 million was syndicated by the Company’s Manager between the Company and A BDC Warehouse, LLC (“ABW”), an affiliate of the Company that is wholly-owned by Mr. and Mrs. Tannenbaum, with ABW holding approximately one-third of the principal amount. The Company committed and funded approximately $10.1 million of the new loan which has a per annum interest rate of 12.0% plus LIBOR, with a LIBOR floor of 1.0%, and PIK interest rate of 2.5%. The loan has a maturity date of August 1, 2026, an exit fee of 3.0% and OID of 4.0%. As part of the refinancing agreement, the exit fee on the bridge loan was waived and the borrower was credited for a portion of the original OID on the bridge loan.

In July 2021, the Company entered into a commitment to fund a $3.0 million bridge loan and funded $3.0 million at closing. The loan has an interest rate of 13.0%, a maturity date of August 31, 2021, an exit fee of 10.0% which is reduced to 2.0% upon refinancing the loan with a senior secured loan with the Company, and OID of 4.0%.

In July 2021, Flower Loan Holdco, LLC, an affiliated entity in which Mr. Tannenbaum is the majority ultimate beneficial owner (“FLH”), purchased approximately $8.5 million of the senior secured credit facility with Private Company A from a third-party lender, and the Company has a 30-day option to purchase such amount from FLH. The Company and the Company’s Manager, as agent, subsequently amended and restated the senior secured credit facility with Private Company A to, among other things, increase the loan amount by $10.0 million, which the agent syndicated to ABW. The amendment also allows for the borrower to draw up to an additional $20 million from a designee of the agent, subject to the agent’s satisfaction that certain conditions have been met.  Separately, FLH entered into a new credit facility with Private Company A under which the borrower may draw up to $40.0 million (the “Bridge Loan”), which is secured by collateral separate from collateral securing the Company’s credit facility. In connection with the Bridge Loan and a related equity raise by Private Company A (the “Equity Raise”), the Manager or its designees are entitled to (i) appoint three of the seven members of Private Company A’s board of directors and (ii) receive a number of warrants to purchase common stock of Private Company A. In connection with the Equity Raise, an investment vehicle controlled by Jonathan Kalikow, one of the Company’s directors and executive officers, acquired approximately 8.8% of the equity interest of Private Company A on a fully-diluted basis. Following the transactions described above, Mr. Kalikow beneficially held or controlled through investment vehicles a total of approximately 10.1% of Private Company A’s equity interest on a fully-diluted basis. As of the date of these transactions, Mr. Tannenbaum beneficially held approximately 16.7% of Private Company A’s equity interest on a fully-diluted basis through investment vehicles, which amount reflects two acquisitions of additional equity of Private Company A from third-party stockholders during the three months ended June 30, 2021. Following the transactions described above, Mr. Tannenbaum beneficially held approximately 21.8% of Private Company A’s equity interest on a fully-diluted basis through investment vehicles. Given Mr. Tannenbaum’s equity ownership, each of the transactions with Private Company A described above were reviewed and approved by the Company’s Audit & Valuation Committee of the Board in accordance with the Company’s Amended and Restated Code of Business Conduct and Ethics and its Related-Persons Transaction Policy.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Information

Some of the statements contained in this quarterly report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” in our final prospectus relating to our follow-on public offering filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on June 24, 2021 (the “Final Prospectus”). In addition, some of the statements in this quarterly report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of AFC Gamma, Inc. (“AFCG” and the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	use of proceeds of the IPO and our follow-on public offering;
•	our business and investment strategy;
•	our projected operating results;
•	the impact of the COVID-19 pandemic, on our business and the United States and global economies;
•	the ability of our Manager to locate suitable loan opportunities for us, monitor, service and administer our loans and execute our investment strategy;
•	allocation of loan opportunities to us by our Manager;
•
actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law; the state of the United States, European Union and Asian economies generally or in specific geographic regions;

•	the estimated growth in and evolving market dynamics of the cannabis market;
•	the demand for cannabis cultivation and processing facilities;
•	shifts in public opinion regarding cannabis;
•	the state of the U.S. economy generally or in specific geographic regions;
•	economic trends and economic recoveries; and
•	the amount, collectability and timing of cash flows, if any, from our loans;
•	our ability to obtain and maintain financing arrangements;
•	our expected leverage;
•	changes in the value of our loans;
•	our expected portfolio of loans;
•	our expected investment and underwriting process;
•	rates of default or decreased recovery rates on our loans;
•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	changes in interest rates of our loans and impacts of such changes on our results of operations, cash flows and the market value of our loans;
•	interest rate mismatches between our loans and our borrowings used to fund such loans;
•	the departure of any of the executive officers or key personnel supporting and assisting us from our Manager or its affiliates;
•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;
•	our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the “1940 Act”);
•	our ability to qualify and maintain our qualification as a real estate investment trust (“REIT”) for United States federal income tax purposes;
•	estimates relating to our ability to make distributions to our stockholders in the future;
•	our understanding of our competition; and
•	market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

Index
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

Overview

AFC Gamma, Inc. (the “Company” or “AFCG” or “we”) is a commercial real estate finance company founded in July 2020 by a veteran team of investment professionals. We originate, structure and underwrite senior secured loans and other types of loans for established cannabis industry operators in states that have legalized medicinal and/or adult use cannabis. As states continue to legalize cannabis for medical and adult use, an increasing number of companies operating in the cannabis industry need financing. Due to the capital constrained cannabis market which does not typically have access to traditional bank financing, we believe we are well positioned to become a prudent financing source to established cannabis industry operators given our stringent underwriting criteria, size and scale of operations and institutional infrastructure. Our objective is to provide attractive risk-adjusted returns over time through cash distributions and capital appreciation by providing loans to state law compliant cannabis companies. The loans we originate are primarily structured as senior loans secured by real estate, equipment, licenses and/or other assets of the loan parties to the extent permitted by applicable laws and the regulations governing such loan parties. Our targeted borrowers will sometimes be publicly traded on the Canadian Stock Exchange and/or over-the-counter in the United States. Our loans typically have up to a five-year maturity and contain amortization and/or cash flow sweeps. From January 1, 2020 to June 30, 2021, members of our management team, provided by our Manager, and the members of the Investment Committee of our Manager, who advises on our investments and operations, had sourced loans worth approximately $6.6 billion across the cannabis industry in various states while maintaining a robust pipeline of potentially actionable opportunities.

We are externally managed by our Manager, AFC Management, LLC, a Delaware limited liability company, pursuant to the terms of our Management Agreement.

We commenced operations on July 31, 2020 and completed our IPO in March 2021. We are incorporated in Maryland and intend to elect and qualify to be taxed as a real estate investment trust (“REIT”), commencing with our taxable year ended December 31, 2020. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all or substantially all of our taxable income to stockholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Index
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

We could remain an “emerging growth company” for up to five years from our initial public offering, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period.

Developments during the Second Quarter of 2021:

On June 28, 2021, we completed a public offering of 2,750,000 shares of our common stock at a price of $20.50 per share, raising $56,375,000 in gross proceeds.  The underwriting commissions of $3,100,625 are reflected as a reduction of additional paid-in capital on the statement of stockholders’ equity.  We incurred approximately $701,989 of expenses in connection with the offering, which is reflected as a reduction in additional paid-in capital. The net proceeds to us totaled approximately $52,572,386.

Subsequent to the period ended June 30, 2021, the underwriters partially exercised their over-allotment option to purchase 269,650 shares of our common stock at a price of $20.50 per share, which was completed on July 6, 2021, raising $5,527,825 in additional gross proceeds or $5,223,795 in net proceeds after underwriting commissions of $304,030, which is reflected as a reduction of additional paid-in capital on the statement of stockholders’ equity.

We intend to use the net proceeds of the offering (i) to fund loans related to unfunded commitments to existing borrowers, (ii) to originate and participate in commercial loans to companies operating in the cannabis industry that are consistent with our investment strategy and (iii) for working capital and other general corporate purposes.  Until appropriate investments can be identified, we may invest this balance in interest-bearing short-term investments, including money market accounts or funds, commercial mortgage-backed securities and corporate bonds, which are consistent with our intention to qualify as a REIT and to maintain our exclusion from registration under the Investment Company Act.

Updates to Our Loan Portfolio during the Second Quarter of 2021

In April 2021, Sub. Of Public Co. C repaid its loan in full.  The loan had an original maturity date of February 2025 and the outstanding principal on the date of repayment was approximately $12.1 million.  We received an exit fee of $750,000 and a prepayment premium of $750,000 upon repayment of the loan.

In April 2021, we entered into a commitment with Private Co. F to fund a $13.0 million senior secured term loan and funded $5.25 million at closing, including a $925,000 interest reserve. The loan has an interest rate of 13.0% and PIK interest rate of 4.0% with a step down to a rate of 2.0% once certain criteria are met as defined in the loan agreement. The loan has a maturity date of May 2026, an unused fee of 3.0%, an exit fee of 15.0% and OID of 15.5%. The borrower is a medical cannabis operator in Missouri. The real estate collateral for this senior term loan includes the borrower’s cultivation and two dispensary facilities in Missouri.

Index
In April 2021, we entered into a commitment with Public Co. E to fund a $15 million senior secured term loan and funded $15 million at closing. The loan has an interest rate of 13.0%. The loan has a maturity date of April 2025, which is subject to an optional maturity extension for 364 days, and OID of 7.0%. The borrower is a multi-state medical and recreational cannabis provider with operations in Florida, Texas, Michigan and Pennsylvania. The real estate collateral for this senior term loan includes the borrower’s cultivation facility in Michigan.

In April 2021, we entered into a commitment with Sub of Private Co. G to fund a $22 million senior secured term loan and funded $22 million at closing, including a $2.0 million interest reserve. The loan has an interest rate of 12.0% plus LIBOR, with a 1.0% LIBOR floor, and PIK interest rate of 4.0% with step downs to 2.0% and 1.5% once certain criteria are met as defined in the loan agreement. The loan has a maturity date of May 2026, an exit fee of 10.0%, provided that if certain criteria are met as defined in the loan agreement the exit fee is 2.0%, and OID of 4.0%. The borrower’s parent entity has licenses across nine states, and the real estate collateral for this senior term loan includes the borrower’s retail facility in New Jersey and its cultivation facility under construction in New Jersey. This senior term loan relates to certain syndication letter agreements by and among our Manager, AFC Investments, LLC, one of our affiliates that is beneficially owned by Mr. and Mrs. Tannenbaum, and us, whereby the loan was initially contemplated as a $46,150,000 commitment and our Manager had syndicated $22.0 million to us and $24,150,000 to an affiliate, AFC Investments, LLC, subject to satisfactory diligence and definitive loan documentation. The final negotiated loan commitment was for $22.0 million and AFCG holds the entire amount, with no portion syndicated to AFC Investments, LLC.

In May 2021, we entered into a syndicated senior secured term loan facility with a commitment with Sub of Private Co. H to fund approximately $5.8 million out of a total aggregate principal amount of $37.0 million. We funded our loan commitment at closing. The loan has an interest rate of 15.0% per annum. The loan has an initial maturity date of May 2023, which is subject to two optional maturity extensions of six months each, subject to payment of a 2.0% fee in the case of the first optional extension and approval of all lenders in the case of the second optional extension. The loan has an OID of approximately 2.8%. The loan has an exit fee of 3.0%, an agent fee of $185,000 and a closing fee of $690,000. The borrower is a subsidiary of a multi-state operator with assets in Arkansas, Florida and Illinois. The borrower is a single-state operator that is currently expanding their cultivation facility in Illinois, which is licensed to grow both recreational and medical use cannabis. The borrower also operates two additional dispensaries in the state, one licensed to sell medical use cannabis and the other licensed to sell both recreational and medical use cannabis. The real estate collateral for the borrower consists of a cultivation facility in Illinois.

In May 2021, we entered into a commitment with Public Co. F to fund a $10.0 million senior secured term loan and funded $10.0 million at closing. The loan has an interest rate of 9.75% per annum. The loan has a maturity date of May 2023 and OID of 2.0%. The borrower is a multi-state operator with operations across 14 states. The real estate collateral for the borrower includes five cultivation facilities across Illinois, Florida, Nevada, Ohio, and Massachusetts and eight dispensaries across Illinois, Michigan, Maryland, Arkansas, Ohio, Nevada, Florida, and Arizona.

In June 2021, we entered into a commitment with Private Co. I to fund a $5.5 million secured bridge loan and funded $5.5 million at closing. The loan has a short-term maturity date of July 9, 2021 in anticipation of refinancing under a larger credit facility. The loan has an interest rate of 13.0% per annum, with OID of 4.0%, and an agent fee of 1.0%. The loan also has an exit fee of 10.0% if the loan is not refinanced by us and/or one of our affiliates. The borrower is a single state operator in Maryland, a limited license state, with an existing cultivation and processing operation in the state, as well as one operational dispensary.  The bridge loan was refinanced subsequent to quarter end. Refer to “Recent Developments” for more information.

Sale of Assigned Rights

On June 29, 2021, we sold to AFC Warehouse Holding, LLC, an affiliate of the Manager and us, an Assigned Right to acquire and/or assign a warrant to purchase 1,978,000 common shares of Private Co. E at an exercise price of $0.01 per share for an aggregate purchase price of $1,104,614, representing the fair value of such Assigned Right as of the date of such sale, as determined by management and a majority of independent directors (based on various subjective and objective factors, including input from an independent third-party valuation firm).

Index
Dividends Declared Per Share

In May 2021, we declared a regular cash dividend of $0.38 per share of our common stock, relating to the second quarter of 2021, which was paid on June 30, 2021 to stockholders of record as of June 15, 2021. The aggregate amount of the regular cash dividend payment was approximately $5.1 million.

The payment of these dividends are not indicative of our ability to pay such dividends in the future.

Recent Developments

Subsequent to quarter end, the underwriters partially exercised their over-allotment option to purchase 269,650 shares of the Company’s common stock at a price of $20.50 per share, which was completed on July 6, 2021.  Refer to footnote 11 to our unaudited financial statements included elsewhere in this quarterly report for more information.

Subsequent to June 30, 2021, we closed 3 loans including one that is contingent upon the borrower raising additional equity, committed to $27.3 million, of which $19.8 million is contingent, and funded $10.9 million of principal.

In July 2021, the Company entered into a commitment to fund a $19.75 million senior secured term loan which is contingent on the borrower raising additional equity as required by the loan agreement. Until the borrower meets the required criteria in the loan agreement, the commitment has a ticking fee based on the aggregate commitment amount as follows: (a) 6.0% from the date of closing through July 26, 2021 and (b) 6.5% from and after July 27, 2021 through August 9, 2021 or the initial funding date, whichever is earlier.  Once funded, the loan will have a per annum interest rate of 12.0% plus LIBOR, with a LIBOR floor of 1.0%. The loan will have a maturity date of August 3, 2026, an unused fee of 30%, an exit fee of 3.0%, OID of 4.0.% and an interest reserve of $0.75 million.

In July 2021, Private Company I refinanced their bridge loan which had a maturity date of July 9, 2021 which had an interest rate of 13.0% and OID of 4.0%.  The new senior secured loan of $15.5 million was syndicated by the Company’s Manager between the Company and A BDC Warehouse, LLC (“ABW”), an affiliate of the Company that is wholly-owned by Mr. and Mrs. Tannenbaum, with ABW holding approximately one-third of the principal amount.  The Company committed and funded approximately $10.1 million of the new loan which has a per annum interest rate of 12.0% plus LIBOR, with a LIBOR floor of 1.0%, and PIK interest rate of 2.5%. The loan has a maturity date of August 1, 2026, an exit fee of 3.0% and OID of 4.0%.  As part of the refinancing agreement, the exit fee on the bridge loan was waived and the borrower was credited for a portion of the original OID on the bridge loan.

In July 2021, the Company entered into a commitment to fund a $3.0 million bridge loan and funded $3.0 million at closing. The loan has an interest rate of 13.0%, a maturity date of August 31, 2021, an exit fee of 10.0% which is reduced to 2.0% upon refinancing the loan with a senior secured loan with the Company, and OID of 4.0%.

In July 2021, Flower Loan Holdco, LLC, an affiliated entity in which Mr. Tannenbaum is the majority ultimate beneficial owner (“FLH”), purchased approximately $8.5 million of the senior secured credit facility with Private Company A from a third-party lender, and the Company has a 30-day option to purchase such amount from FLH. The Company and the Company’s Manager, as agent, subsequently amended and restated the senior secured credit facility with Private Company A to, among other things, increase the loan amount by $10.0 million, which the agent syndicated to ABW. The amendment also allows for the borrower to draw up to an additional $20 million from a designee of the agent, subject to the agent’s satisfaction that certain conditions have been met.  Separately, FLH entered into a new credit facility with Private Company A under which the borrower may draw up to $40.0 million (the “Bridge Loan”), which is secured by collateral separate from collateral securing the Company’s credit facility. In connection with the Bridge Loan and a related equity raise by Private Company A (the “Equity Raise”), the Manager or its designees are entitled to (i) appoint three of the seven members of Private Company A’s board of directors and (ii) receive a number of warrants to purchase common stock of Private Company A. In connection with the Equity Raise, an investment vehicle controlled by Jonathan Kalikow, one of the Company’s directors and executive officers, acquired approximately 8.8% of the equity interest of Private Company A on a fully-diluted basis. Following the transactions described above, Mr. Kalikow beneficially held or controlled through investment vehicles a total of approximately 10.1% of Private Company A’s equity interest on a fully-diluted basis. As of the date of these transactions, Mr. Tannenbaum beneficially held approximately 16.7% of Private Company A’s equity interest on a fully-diluted basis through investment vehicles, which amount reflects two acquisitions of additional equity of Private Company A from third-party stockholders during the three months ended June 30, 2021. Following the transactions described above, Mr. Tannenbaum beneficially held approximately 21.8% of Private Company A’s equity interest on a fully-diluted basis through investment vehicles. Given Mr. Tannenbaum’s equity ownership, each of the transactions with Private Company A described above were reviewed and approved by the Company’s Audit & Valuation Committee of the Board in accordance with the Company’s Amended and Restated Code of Business Conduct and Ethics and its Related-Persons Transaction Policy.

Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings, Adjusted Distributable Earnings, book value per share and dividends declared per share.

Index
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

The determination of Distributable Earnings is substantially similar to the determination of Core Earnings under our Management Agreement, provided that Core Earnings is a component of the calculation of any Incentive Fees earned under the Management Agreement for the applicable time period, and thus Core Earnings is calculated without giving effect to Incentive Fee expense, while the calculation of Distributable Earnings accounts for any Incentive Fees earned for such time period.  We define Distributable Earnings as, for a specified period, the net income (loss) computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) depreciation and amortization, (iii) any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss); provided that Distributable Earnings does not exclude, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash, (iv) provision for current expected credit losses and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between our Manager and our independent directors and after approval by a majority of such independent directors. We define Adjusted Distributable Earnings, for a specified period, as Distributable Earnings excluding certain non-recurring organizational expenses (such as one-time expenses related to our formation and start-up).

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

Index
The following table provides a reconciliation of GAAP net income to Distributable Earnings and Adjusted Distributable Earnings:

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Net Income	$4,627,787	$6,028,542
Adjustments to net income
Non-Cash Equity compensation expense	11,457	1,610,572
Depreciation and amortization	-	-
Unrealized (gain), losses or other non-cash items	483,159	627,561
Provision for current expected credit losses	645,786	711,886
One-time events pursuant to changes in GAAP and certain non-cash charges	-	-
Distributable Earnings	$5,768,189	$8,978,561
Adjustments to Distributable Earnings
Organizational expense	-	-
Adjusted Distributable Earnings	$5,768,189	$8,978,561
Basic weighted average shares of common stock outstanding (in shares)	13,457,536	10,318,542
Adjusted Distributable Earnings per weighted Average Share	$0.43	$0.87

Book Value Per Share

We believe that book value per share is helpful to stockholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our common stock as of June 30, 2021 and December 31, 2020 was approximately $16.66 and $14.83, respectively, on a post-split basis.

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

In March 2021, we declared a regular cash dividend of $0.36 per share of our common stock, relating to the first quarter of 2021which was paid on June 30, 2021 to stockholders of record as of March 15, 2021. The aggregate amount of the regular cash dividend payment was approximately $2.2 million. The payment of this dividend is not indicative of our ability to pay such dividends in the future.

In May 2021, we declared a regular cash dividend of $0.38 per share of our common stock, relating to the second quarter of 2021 which was paid on June 30, 2021 to stockholders of record as of June 15, 2021. The aggregate amount of the regular cash dividend payment will be approximately $5.1 million. The payment of this dividend is not indicative of our ability to pay such dividends in the future.

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

Results of Operations

We commenced operations on July 31, 2020 and therefore, have no period to compare results for the three and six months ended June 30, 2021. We are currently in the process of investing the proceeds of our offerings. Results for the initial period of our operations are not indicative of the results we expect when our investment strategy has been fully implemented.

Index
Our net income allocable to our common stockholders for the three and six months ended June 30, 2021 was approximately $4.6 million and $6.0 million or $0.34 and $0.58 per basic weighted average common share, respectively. Net income of approximately $4.6 million and $6.0 million for the three and six months ended June 30, 2021, respectively, was comprised of approximately $8.7 million and $13.4 in total revenues, operating expenses of approximately $0.9 million and $1.5 million, stock-based compensation expense of $11,457 and approximately $1.6 million, management and incentive fees of approximately $2.1 million and $3.0 million, change in the provision for current expected credit losses of approximately $0.6 million and $0.7 million and a net change in unrealized gain on loans of approximately $0.5 million and $0.6 million, respectively.

Investments in loans held at fair value are recorded on the trade date at cost, which reflects the amount of principal funded net of any original issue discounts. An unrealized gain arises when the value of the loan portfolio exceeds its cost, and an unrealized loss arises when the value of the loan portfolio is less than its cost. The net change in unrealized gain of approximately $0.5 million and $0.6 million for the three and six months ended June 30, 2021, respectively, was mainly driven by the net change in the valuation of the loans.

For the three and six months ended June 30, 2021, we incurred fees payable to our Manager for a Base Management Fee of $636,824 and $850,757, which was net of a Base Management Fee Rebate of $182,707 and $420,450, respectively. The Incentive Compensation fees payable to our Manager for the three and six months ended June 30, 2021 were $1,442,047 and $2,104,777, respectively.

For the three and six months ended June 30, 2021, our Manager will be reimbursed for approximately $423,939 and $789,506, respectively, for out-of-pocket costs incurred on our behalf.

Provision for Current Expected Credit Losses

For the six months ended June 30, 2021, the increase to our provision for current expected credit loss was $711,886 and the balance as of June 30, 2021 was $1,177,283 or 109 basis points of our total loans held at carrying value and loans receivable at carrying value commitment balance of $108,415,325 and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loans receivable at carrying value of $701,143 and (ii) a liability for unfunded commitments of $476,140. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.

Loan Portfolio

As of June 30, 2021 and December 31, 2020, our portfolio included three and four loans, respectively, held at fair value. The aggregate originated commitment under these loans was approximately $47.4 million and $59.9 million, respectively, and outstanding principal was approximately $46.7 million and $50.8 million as of June 30, 2021 and December 31, 2020, respectively.  For the six months ended June 30, 2021, the Company funded approximately $7.7 million of outstanding principal and had repayments of approximately $12.6 million. As of June 30, 2021 and December 31, 2020, 0% and approximately 6.0%, respectively, of the Company’s loans held at fair value have floating interest rates.  As of December 31, 2020, these floating rates were subject to LIBOR floors, with a weighted average floor of 2.5%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The following tables summarize the Company’s loans held at fair value as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
	Fair Value (2)	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Remaining Life (Years)(3)

Senior Term Loans	$44,852,315	$43,916,537	$46,653,209	2.6
Total loans held at fair value	$44,852,315	$43,916,537	$46,653,209	2.6

Index
	As of December 31, 2020
	Fair Value (2)	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Remaining Life (Years)(3)

Senior Term Loans	$48,558,051	$46,994,711	$50,831,235	3.3
Total loans held at fair value	$48,558,051	$46,994,711	$50,831,235	3.3

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted purchase discount, deferred loan fees and loan origination costs.

(2)	Refer to Footnote 14 to our unaudited financial statements included elsewhere in this quarterly report.

(3)	Weighted average remaining life is calculated based on the fair value of the loans as of June 30, 2021 and December 31, 2020.

The following table presents changes in loans held at fair value as of and for the six months ended June 30, 2021:

	Principal	Original Issue Discount	Unrealized Gains / (Losses)	Fair Value

Total loans held at fair value at December 31, 2020	$50,831,235	$(3,836,524)	$1,563,340	$48,558,051
Change in unrealized gains / (losses) on loans at fair value, net	-	-	(627,561)	(627,561)
New fundings	7,677,701	(501,346)	-	7,176,355
Loan repayments	(12,000,000)	-	-	(12,000,000)
Loan amortization payments	(583,324)	-	-	(583,324)
Accretion of original issue discount	-	1,601,197	-	1,601,197
PIK Interest	727,597	-	-	727,597
Total loans held at fair value at June 30, 2021	$46,653,209	$(2,736,673)	$935,779	$44,852,315

As of June 30, 2021 and December 31, 2020, our portfolio included ten and three loans, respectively, held at carrying value. The aggregate originated commitment under these loans was approximately $136.3 million and $44.0 million, respectively, and outstanding principal was approximately $114.4 million and $33.9 million, respectively, as of June 30, 2021 and December 31, 2020.  During the six months ended June 30, 2021, we funded approximately $79.9 million of outstanding principal. As of June 30, 2021 and December 31, 2020, approximately 44% and 35%, respectively, of our loans held at carrying value have floating interest rates.  These floating rates are subject to London Interbank Offered Rate (“LIBOR”) floors, with a weighted average floor of 1% and 1%, respectively, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The following tables summarize the Company’s loans held at carrying value as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years)(2)

Senior Term Loans	$114,376,084	$(8,971,899)	$105,404,185	3.8
Total loans held at carrying value	$114,376,084	$(8,971,899)	$105,404,185	3.8

Index
	As of December 31, 2020
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years)(2)

Senior Term Loans	$33,907,763	$(2,070,732)	$31,837,031	4.7
Total loans held at carrying value	$33,907,763	$(2,070,732)	$31,837,031	4.7

(3)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount and loan origination costs.

(4)	Weighted average remaining life is calculated based on the carrying value of the loans as of June 30, 2021 and December 31, 2020.

The following table presents changes in loans held at carrying value as of and for the six months ended June 30, 2021:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2020	$33,907,763	$(2,070,732)	$31,837,031
New fundings	79,928,825	(7,574,384)	72,354,441
Accretion of original issue discount	-	673,217	673,217
PIK interest	539,496	-	539,496
Total loans held at carrying value at June 30, 2021	$114,376,084	$(8,971,899)	$105,404,185

 As of June 30, 2021 and December 31, 2020, our portfolio included one loan receivable at carrying value. The originated commitment under this loan was approximately $4.0 million and outstanding principal was approximately $3.0 million and $3.4 million as of June 30, 2021 and December 31, 2020, respectively.  During the six months ended June 30, 2021, we received repayments of $337,741 of outstanding principal.

The following table presents changes in loans receivable as of and for the six months ended June 30, 2021:

	Principal	Original Issue Discount	Carrying Value

Total loans receivable at carrying value at December 31, 2020	$3,352,176	$(3,913)	$3,348,263
Principal repayment of loans	(337,741)	-	(337,741)
Accretion of original issue discount	-	618	618
Total loans receivable at carrying value at June 30, 2021	$3,014,435	$(3,295)	$3,011,140

Index
The below table summarizes our total loan portfolio as of June 30, 2021.

Loan Names	Status	Original Funding Date(1)	Loan Maturity	AFCG Loan, net of Syndication	% of Total AFCG	Principal Balance as of 6/30/2021	Cash Interest Rate	Paid In Kind (“PIK”)	Fixed/ Floating	Amortization During Term	YTM (2)(3)
Public Co. A - Real Estate Loan	Funded	7/3/2019	1/26/2023	$2,940,000	1.6%	$2,940,000	12.0%	2.0%	Fixed	No	19%
Public Co. A - Equipment Loans	Funded	8/5/2019	3/5/2024	4,000,000	2.1%	3,014,435	12.0%	N/A	Fixed	Yes	18%
Private Co. A	Funded	5/8/2020	5/8/2024	34,000,000	18.1%	34,654,069	13.0%	4.0%	Fixed	Yes	24%
Private Co. B	Funded	9/10/2020	9/1/2023	10,500,000	5.6%	9,059,140	13.0%	4.0%	Fixed	Yes	26%
Private Co. C	Funded	11/5/2020	12/1/2025	22,000,000	11.7%	16,571,443	13.0%	4.0%	Floating	Yes	22%
Sub. of Public Co. D(4)	Funded	12/18/2020	12/18/2024	10,000,000	5.3%	10,000,000	12.9%	N/A	Fixed	No	14%
Private Co. D	Funded	12/23/2020	1/1/2026	12,000,000	6.4%	12,107,055	13.0%	2.0%	Fixed	Yes	20%
Private Co. E	Funded	3/30/2021	4/1/2026	21,000,000	11.2%	11,174,533	13.0%	4.0%	Floating	Yes	26%
Private Co. F	Funded	4/27/2021	5/1/2026	13,000,000	6.9%	6,166,025	13.0%	4.0%	Fixed	Yes	28%
Public Co. E(4)	Funded	4/29/2021	4/29/2025	15,000,000	8.0%	15,000,000	13.0%	N/A	Fixed	Yes	17%
Sub of Private Co. G	Funded	4/30/2021	5/1/2026	22,000,000	11.7%	22,075,778	13.0%	4.0%	Floating	Yes	18%
Sub of Private Co. H(5)	Funded	5/11/2021	5/11/2023	5,781,250	3.1%	5,781,250	15.0%	N/A	Fixed	No	20%
Public Co. F	Funded	5/21/2021	5/30/2023	10,000,000	5.3%	10,000,000	9.8%	N/A	Fixed	No	12%
Private Co. I - Bridge Loan(6)	Funded	6/4/2021	7/9/2021	5,500,000	3.0%	5,500,000	13.0%	N/A	Fixed	No	N/A
			SubTotal	$187,721,250	100.0%	$164,043,728	12.8%	3.7%			21%
											Wtd Average

Borrower names have been kept confidential due to confidentiality agreement obligations.

(1) All loans originated prior to July 31, 2020 were purchased from an affiliated entity at fair value which approximated accreted and/or amortized cost plus accrued interest on July 31, 2020.

(2) Estimated YTM includes a variety of fees and features that affect the total yield, which may include, but is not limited to, OID, exit fees, prepayment fees, unused fees and contingent features. OID is recognized as a discount to the funded loan principal and is accreted to income over the term of the loan. Loans originated before July 31, 2020 were acquired by us, net of unaccreted OID, which we accrete to income over the remaining term of the loan. In some cases, additional OID is recognized from additional purchase discounts attributed to the fair value of equity positions that were separated from the loans prior to our acquisition of such loans.

The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, our credit agreements with Private Company C, Private Company E, Private Company F, and Subsidiary of Private Company G contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Actual results could differ from those estimates and assumptions.

(3) Estimated YTM for the loans with Public Company A, Private Company A, Private Company D, and Private Company E is enhanced by purchase discounts attributed to the fair value of equity warrants that were separated from the loans prior to our acquisition of such loans. The purchase discounts accrete to income over the respective remaining terms of the applicable loans.

(4) Loans to Subsidiary Of Public Company D and Public Company E do not reflect each borrower’s option to request a maturity extension for an additional 364 days from the respective original loan maturity date, each of which we are not obligated to grant.

(5) Loan to Subsidiary of Private Company H does not reflect the borrower’s option to request up to two maturity extensions each for an additional six months from the then-existing loan maturity date. The first extension, which is available at the borrower’s sole option, is subject to a payment of a 2.0% fee. The second extension is subject to the approval of all lenders.

(6) Estimated YTM for bridge loan to Private Company I is not presented due to the loan’s short-term nature, which results in a high estimated YTM that management does not believe is indicative of our expected YTM for the average loans of the types that constitute our portfolio. In July 2021, the bridge loan to Private Company I was refinanced by a larger credit facility that contains economic terms more consistent with the remainder of our portfolio.  Refer to “—Recent Developments” for more information on the new loan.

Illustrative Description of Borrowers:

Public Company A
Single-state cultivator, producer and full-service brand fulfillment partner that produces a wide range of products in the Nevada market. Public Company A operates a +/- 400,000 square foot greenhouse and 55,000 square foot processing and custom packaging facility, which is capable of producing 140,000 pounds of dry flower per year. The real estate collateral of Public Company A consists of a greenhouse and processing facility in Nevada.

Private Company A
Multi-state operator with operations in six states. Private Company A is a vertically integrated cultivator and retailer of both medical and adult-use cannabis that primarily operates under its own brand. Private Company A’s business segments include cultivation, extraction and processing, retail products, and dispensaries. The real estate collateral of Private Company A consists of three cultivation facilities across Arizona and Michigan and ten dispensaries across Arizona, Maryland, Massachusetts and Michigan.

Index
Private Company B
Single-state operator currently constructing an indoor cultivation facility to wholesale product to the medical and adult use markets in Michigan. Private Company B produces high-end cannabis strains and intends to focus on the high-end, top-tier cannabis niche. The management team has over 20 years’ experience in the cannabis industry, including ten years in Michigan. The real estate collateral for Private Company B consists of a cultivation facility in Michigan.

Private Company C
Single-state vertically integrated cultivator and retailer of medical cannabis. Private Company C operates under a Chapter 20 Clinical Registrant license and has partnered to collaborate on multifaceted studies to substantiate safety and positive therapeutic outcomes. Private Company C currently operates a cultivation facility and three dispensaries with the ability to add three additional dispensary locations. The real estate collateral of Private Company C consists of a cultivation facility and dispensary in Pennsylvania.

Subsidiary of Public Company D
Public Company D participates in the medical and adult use market across Canada and in several US states where cannabis has been legalized for therapeutic or adult use. Subsidiary of Public Company D is a premier medical marijuana cultivator, processor and distributor in Pennsylvania. Public Company D also has operators in California and New Jersey. The real estate collateral for Subsidiary of Public Company D consists of a cultivation facility in Pennsylvania.

Private Company D
Multi-state operator who operates five dispensaries, the maximum amount of dispensaries allowed by law for any operator, in the State of Ohio and one dispensary in Arkansas. Private Company D historical focus has been dispensary operations and has licenses in other states, where it also operates dispensaries. The real estate collateral for Private Company D consists of three dispensaries across Ohio and Arkansas.

Private Company E
Single-state operator who operates one dispensary and is currently constructing an indoor cultivation facility to wholesale product for medical use in Ohio. Private Company E approaches the medical cannabis market from the healthcare and scientific perspectives of its founders and key executives, differentiating it in the industry. The real estate collateral for Private Company E consists of a cultivation and processing facility and a dispensary in Ohio.

Private Company F
Single-state operator currently constructing a cultivation/manufacturing facility and two dispensaries in Missouri and will lease two additional dispensary locations for a total of four dispensaries in the state. Private Company F’s management team has extensive experience operating retail operations in other states. The real estate collateral for Private Company F consists of a cultivation/manufacturing facility and two dispensaries in Missouri.

Public Company E
Multi-state operator with operations in four states. Public Company E is a vertically integrated cultivator and retailer in both Florida and Texas with cultivation in Michigan and retail operations in Pennsylvania. Public Company E’s Florida operations consist of two cultivation and processing locations as well as 23 dispensaries across the state. The real estate collateral for Public Company E consists of a cultivation facility in Michigan.

Subsidiary of Private Company G
Private Company G is a multi-state operator with assets across nine states. Subsidiary of Private Company G operates in New Jersey as an alternative treatment center which allows for one cultivation facility and three dispensary operations, all of which are being constructed using the proceeds of the loan to Subsidiary of Private Company G. The real estate collateral for Subsidiary of Private Company G consists of a cultivation facility and dispensary operation in New Jersey.

Index
Subsidiary of Private Company H
Private Company H is a multi-state operator with assets in Arkansas, Florida, Maryland and Illinois. Subsidiary of Private Company H is a single-state operator that is currently expanding their cultivation facility in Illinois, which is licensed to grow both recreational and medical use cannabis. Subsidiary of Private Company H also operates two additional dispensaries in the state, one licensed to sell medical use cannabis and the other licensed to sell both recreational and medical use cannabis. The real estate collateral for Subsidiary of Private Company H consists of a cultivation facility in Illinois.

Public Company F
Public Company F is an Illinois based multi-state operator with approximately 75 retail locations across 14 states and has expanded via an aggressive M&A strategy. The real estate collateral for Public Company F consists of five cultivation facilities across Illinois, Florida, Nevada, Ohio, and Massachusetts and eight dispensaries across Illinois, Michigan, Maryland, Arkansas, Ohio, Nevada, Florida, and Arizona.

Private Company I
Private Company I is a Maryland based single-state operator with an existing cultivation and processing operation in the state, as well as one operational dispensary.

Collateral Overview

Our loans are secured by various types of assets of our borrowers, including real property and certain personal property, including licenses, equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.

The below table represents the real estate collateral securing our loans as of June 30, 2021. The values in the table below were measured at the time of underwriting and based on various sources of data available at such time.

							Real Estate
Borrower	Status	Date	AFCG Loan, net of Syndication	% of Total AFCG	Total Funded Debt Issuance	AFCG % of the Total Loan	Est. Real Estate Value (1)	Real Estate Collateral Coverage		Implied Real Estate Collateral for AFCG	AFCG Real Estate Collateral Coverage
Public Co. A - Real Estate Loan(2)	Funded	7/3/2019	$2,940,000	1.6%	$30,000,000	9.8%	$72,000,000	2.40	x	$7,056,000	2.4	x
Public Co. A - Equipment Loan	Funded	8/5/2019	$4,000,000	2.1%	$20,000,000	20.0%	$0	0.00	x	$0	0.0	x
Private Co. A(3)	Funded	5/8/2020	$34,000,000	18.1%	$42,500,000	80.0%	$53,408,035	1.26	x	$42,726,428	1.3	x
Private Co. B(4)	Funded	9/10/2020	$10,500,000	5.6%	$10,500,000	100.0%	$19,536,098	1.86	x	$19,536,098	1.9	x
Private Co. C(5)	Funded	11/5/2020	$22,000,000	11.7%	$22,000,000	100.0%	$23,733,050	1.08	x	$23,733,050	1.1	x
Subsidiary of Public Co. D(6)	Funded	12/18/2020	$10,000,000	5.3%	$120,000,000	8.3%	$26,058,332	0.22	x	$2,171,528	0.2	x
Private Co. D(7)	Funded	12/23/2020	$12,000,000	6.4%	$12,000,000	100.0%	$7,538,589	0.63	x	$7,538,589	0.6	x
Private Co. E(8)	Funded	3/30/2021	$21,000,000	11.2%	$21,000,000	100.0%	$16,102,000	0.77	x	$16,102,000	0.8	x
Private Co. F(9)	Funded	4/27/2021	$13,000,000	6.9%	$13,000,000	100.0%	$8,062,097	0.62	x	$8,062,097	0.6	x
Public Co. E(10)	Funded	4/29/2021	$15,000,000	8.0%	$71,000,000	21.1%	$2,097,998	0.03	x	$443,239	0.0	x
Sub of Private Co. G(11)	Funded	4/30/2021	$22,000,000	11.7%	$22,000,000	100.0%	$43,713,935	1.99	x	$43,713,935	2.0	x
Sub of Private Co. H(12)	Funded	5/11/2021	$5,781,250	3.1%	$37,000,000	15.6%	$35,000,000	0.95	x	$5,468,750	0.9	x
Public Co. F(13)	Funded	5/21/2021	$10,000,000	5.3%	$130,000,000	7.7%	$127,890,000	0.98	x	$9,837,692	1.0	x
Private Co. I - Bridge Loan(14)	Funded	6/4/2021	$5,500,000	3.0%	$5,500,000	100.0%	$0	0.00	x	$0	0.0	x
			$187,721,250	100.0%	$556,500,000		$435,140,134	0.78	x	$186,389,406	1.0	x

(1)
To the extent the applicable loan is intended to fund any acquisitions and/or construction, the applicable figure includes expected total basis on such future construction and/or acquisitions plus appraised value.

(2)	Public Company A real estate is based on total cost basis.
(3)	Private Company A real estate is based on total cost basis
(4)	Private Company B real estate is based on the expected total cost basis of a to-be-built facility, as completed. The anticipated completion date for the to-be-built facility is August 2021.
(5)
Private Company C real estate is based on the cost basis of two facilities, including the capital expenditures for one facility that is being converted for cannabis cultivation purposes. The construction of the to-be-converted facility is divided into six phases. The first phase was completed in December 2020 and the anticipated completion date for the remaining phases of construction is November 2021.

(6)	Subsidiary of Public Company D real estate is based on total cost basis.
(7)	Private Company D real estate is based on our internal estimations of property values.
(8)	Private Company E real estate is based on the expected total cost basis, including construction expected to be completed within 12 months of loan closing.
(9)	Private Company F real estate is based on the expected total cost basis, including construction expected to be completed within 12 months of loan closing.
(10)	Public Company E real estate is based on total cost basis.
(11)	Subsidiary of Private Company G real estate is based on the expected total cost basis, including construction expected to be completed within 12 months of loan closing.
(12)	Subsidiary of Private Company H real estate is based on appraised value.
(13)	Public Company F real estate is based on appraised value.
(14)	The bridge loan to Private Company I was refinanced in July 2021 by a larger credit facility. Refer to “—Recent Developments” for more information on this loan.

Index
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

As of June 30, 2021 and December 31, 2020, all of our cash was unrestricted and totaled approximately $124.6 million and $9.6 million, respectively.

The sources of financing for our target investments are described below.

Revolving Credit Facility

Pursuant to the terms of the Revolving Credit Agreement, our revolving credit facility provides revolving loan commitments of up to $50.0 million and bears interest at a fixed rate of 6% per annum, payable in cash in arrears. As of each of June 30, 2021 and December 31, 2020, we did not have any borrowings outstanding under our Revolving Credit Agreement. Future proceeds under the Revolving Credit Agreement are available to fund loans and bridge capital contributions and for general corporate purposes. We did not incur any fees or costs related to the origination of the Revolving Credit Agreement and we are not required to pay any commitment fees under the Revolving Credit Agreement. Our obligations under the Revolving Credit Agreement and the other loan documents delivered in connection therewith are secured by a first priority security interest in substantially all of our existing and future assets. The maturity date of the Revolving Credit Agreement is the earlier of (i) December 31, 2021 and (ii) a Refinancing Credit Facility. The Revolving Credit Agreement provides for certain covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. To the best of our knowledge, as of June 30, 2021, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement. In addition, the Revolving Credit Agreement contains customary events of default. In the case of an event of default, the lenders may terminate the commitments under the secured revolving credit facility and require immediate repayment of all outstanding borrowings. Such termination and acceleration would occur automatically in the event of certain bankruptcy events.

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

Index
Capital Markets

We may seek to raise further equity capital and issue debt securities in order to fund our future investments in loans.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the six months ended June 30, 2021:

For the six months ended June 30, 2021
Net Income	$6,028,542
Adjustments to reconcile net income to net cash provided by / (used in) operating activities and changes in operating assets and liabilities	1,467,345
Net cash provided by operating activities	7,495,887
Net cash used in investing activities	(61,684,731)
Net cash provided by financing activities	169,169,896
Change in cash, cash equivalents and restricted cash	$114,981,052

Net Cash Provided by Operating Activities

For the six months ended June 30, 2021, net cash provided by operating activities totaled approximately $7.5 million. For the six months ended June 30, 2021, adjustments to net income related to operating activities primarily included net change in unrealized gain on loans at fair value of approximately $0.6 million, stock-based compensation expense of approximately $1.6 million, PIK interest of approximately $1.3 million, accretion of deferred loan original issue discount and other discounts of approximately $2.3 million, provision for current expected credit losses of approximately $0.7 million and change in other assets and liabilities of approximately $2.1 million.

Net Cash Used in Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities totaled approximately $61.7 million. The net cash used in investing activities was primarily a result of the cash used for the origination and funding of loans held for investment of approximately $76.9 million exceeding the cash received from principal repayment of loans held for investment of approximately $12.9 million and cash received from the sale of Assigned Rights of approximately $2.3 million for the six months ended June 30, 2021.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities totaled approximately $169.2 million and related to proceeds from the issuance of our common stock in our IPO and follow-on public offering of approximately $180.3 million, less offering costs of approximately $3.8 million and less approximately $7.3 million in dividends paid.

Contractual Obligations and Other Commitments

Our contractual obligations as of June 30, 2021 and December 31, 2020 are as follows:

	As of June 30, 2021
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded Commitments	$23,999,842	-	-	-	$23,999,842
Total	$23,999,842	-	-	-	$23,999,842

Index
	As of December 31, 2020
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded Commitments	$19,825,119	-	-	-	$19,825,119
Total	$19,825,119	-	-	-	$19,825,119

As of June 30, 2021 and December 31, 2020, all unfunded commitments were due in less than one year.

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

Dividends

We will elect to be taxed as a REIT for United States federal income tax purposes and, as such, anticipate annually distributing to our stockholders at least 90% of our REIT taxable income, prior to the deduction for dividends paid and excluding our net capital gain. If we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Internal Revenue Code of 1986, as amended (the “Code”)), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of (i) 85% of our ordinary income for the calendar year, (ii) 95% of our capital gain net income for the calendar year and (iii) any undistributed shortfall from its prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. The stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If we determine that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we will accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned.

Index
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

Critical Accounting Policies and Estimates

As of June 30, 2021, there were no significant changes in or changes in the application of our critical accounting policies or estimates from those presented in the Final Prospectus.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, however this is mitigated to the extent our loans bear interest at a floating rate. As of June 30, 2021, a decrease of 50 bps or increase of 50 bps of the market yield would have resulted in a change in unrealized gain / (loss) of approximately $0.4 million and $(0.5) million, respectively. As of June 30, 2021, we had three floating-rate loans, representing approximately 30% of our loan portfolio based on aggregate outstanding principal balances, subject to a weighted average LIBOR floor of approximately 1% with LIBOR quoted as 0.146%. We estimate that a hypothetical 100 basis points increase in LIBOR would result in an increase in annual interest income of approximately $0.1 million and a decrease in LIBOR would not affect our interest income due to the LIBOR floor on our loans. This assumes that the weighted average LIBOR floor of our floating-rate loans remains at approximately 1%.

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

As of June 30, 2021, three of our loans, representing approximately 30% of our loan portfolio based on aggregate outstanding principal balances, paid interest at a variable rate tied to LIBOR. If LIBOR is no longer available, our applicable loan documents generally allow us to choose a new index based upon comparable information. However, if LIBOR is no longer available, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our loans. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of loans that we are financing.

Index
Changes in Fair Value of Our Assets

We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our balance sheet. As of June 30, 2021 and December 31, 2020, three and four of our loans held for investment, respectively, were carried at fair value within loans held at fair value in our balance sheets, with changes in fair value recorded through earnings.

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

Interest Rate Cap Risk

Through our Manager, we originate both fixed and floating-rate loans and going forward, we intend to have the majority of our loans by aggregate commitments accrue at floating rates. These are assets in which the loans may be subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset’s interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements may not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our floating-rate assets would effectively be limited. In addition, floating-rate assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of cash income from such assets in an amount that is less than the amount that we would need to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Index
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

Market Conditions

We believe that favorable market conditions, including an imbalance in supply and demand of credit to cannabis operating companies, have provided attractive opportunities for non-bank lenders, such as us, to finance commercial real estate loans and other loans that exhibit strong fundamentals but also require more customized financing structures and loan products than regulated financial institutions can presently provide. Additionally, to the extent that additional states legalize cannabis, our addressable market will increase. While we intend to continue our track record of capitalizing on these opportunities and growing the size of our portfolio, we are aware that the competition for the capital we provide is increasing.

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

In June 2016, the FASB issued ASU No. 2016-13, which replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”). We adopted ASU No. 2016-13 as of July 31, 2020, the date of our commencement of operations. Subsequent period increases and decreases to expected credit losses impact earnings and are recorded within provision for current expected credit losses in our statement of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASU No. 2016-13 is a valuation account that is deducted from the amortized cost basis of our loans held at carrying value and loans receivable at carrying value in our balance sheet. The CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within accounts payable and other liabilities in our balance sheet. Refer to footnote 6 to our unaudited financial statements included elsewhere in this quarterly report for more information on CECL.

We provide loans to established companies operating in the cannabis industry which involves significant risks, including the risk of strict enforcement against our borrowers of the federal illegality of cannabis, our borrowers’ inability to renew or otherwise maintain their licenses or other requisite authorizations for their cannabis operations, and such loans lack of liquidity, and we could lose all or part of any of our loans.

Our ability to grow or maintain our business depends on state laws pertaining to the cannabis industry. New laws that are adverse to our borrowers may be enacted, and current favorable state or national laws or enforcement guidelines relating to cultivation, production and distribution of cannabis may be modified or eliminated in the future, which would impede our ability to grow and could materially adversely affect our business.

Management’s plan to mitigate risks include monitoring the legal landscape as deemed appropriate.  Also, should a loan default or otherwise be seized, we may be prohibited from owning cannabis assets and thus could not take possession of collateral, in which case we would look to sell the loan, which could result in us realizing a loss on the transaction.

Index
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

Index
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

As of the end of the period covered by this quarterly report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures.  Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

        In the normal course of business, we may be subject to various legal proceedings from time to time. As of June 30, 2021, we were not subject to any material pending legal proceedings.

Item 1A.	Risk Factors

        For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Final Prospectus, included in the Company’s Registration Statement on Form S-11, as amended (SEC File No. 333-257248). There have been no material changes to the risk factors disclosed in the Final Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the six months ended June 30, 2021.

Use of Proceeds

On March 18, 2021, the SEC declared effective our registration statement on Form S-11 (Registration No. 333-251762) (the “IPO Registration Statement”) with respect to our IPO. On March 23, 2021, we completed our IPO of 6,250,000 shares of our common stock at a price of $19.00 per share, raising $118.8 million in gross proceeds.  JMP Securities, Ladenburg Thalmann and Seaport Global Securities served as joint book-running managers and Lake Street served as co-manager.  The underwriters also exercised their over-allotment option to purchase up to an additional 937,500 shares of common stock at a price of $19.00 per share, which was completed on March 26, 2021, raising $17.8 million in additional gross proceeds.  The offering commenced on March 19, 2021 and did not terminate before all of the securities registered in the IPO Registration Statement were sold.

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

On June 23, 2021, the SEC declared effective our registration statement on Form S-11 (Registration No. 333-257248) (the “Follow-On Registration Statement”) with respect to our follow-on public offering of common stock, in which we registered an aggregate of 3,162,500 shares of our common stock, including 412,500 shares subject to the underwriters’ over-allotment option. On June 28, 2021, we completed our follow-on public offering of 2,750,000 shares of our common stock at a price of $20.50 per share, raising $56,375,000 in gross proceeds.  Jefferies, Cowen and JMP Securities served as joint book-running managers. We received net proceeds of approximately $52.6 million from our follow-on public offering.  The underwriting commissions were approximately $3.1 million. We incurred approximately $0.7 million of expenses in connection with the follow-on public offering.  All of the underwriting discounts and other expenses were direct or indirect payments to persons other than: (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates.

As of the date of this quarterly report we have used approximately $84.2 million of the net proceeds to fund loans related to new commitments since the IPO and approximately $11.5 million of the net proceeds to fund previously unfunded commitments.  We intend to use the balance of the net proceeds (i) to fund loans related to unfunded commitments to existing borrowers, (ii) to originate and participate in commercial loans to companies operating in the cannabis industry that are consistent with our investment strategy and (iii) for working capital and other general corporate purposes.  Until appropriate investments can be identified, we may invest this balance in interest-bearing, short-term investments, including money market accounts or funds, commercial mortgage-backed securities and corporate bonds, which are consistent with the Company’s intention to qualify as a REIT and to maintain our exclusion from registration under the Investment Company Act. None of the proceeds were used to make payments to: (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates. There has been no material change in the use of proceeds as described in the Final Prospectus.]

Subsequent to the period ended June 30, 2021, the underwriters partially exercised their over-allotment option to purchase 269,650 shares of the Company’s common stock at a price of $20.50 per share, which was completed on July 6, 2021, raising approximately $5.5 million in additional gross proceeds or $5.2 million in net proceeds after underwriting commissions of approximately $0.3 million. The offering commenced on June 24, 2021 and terminated on July 23, 2021 upon expiration of the underwriters’ over-allotment option and before the sale of all securities registered in the Follow-On Registration Statement were sold.

Index
Repurchases of Common Stock

There were no issuer repurchases of common stock during the quarter ended June 30, 2021.

Item 3.	Defaults Upon Senior Securities

        None.

Item 4.	Mine Safety Disclosures

        Not applicable.

Item 5.	Other Information

        None.

Item 6.	Exhibits

3.1	Articles of Amendment and Restatement of AFC Gamma, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, as amended (File No. 333-251762)).
3.2	Amended and Restated Bylaws of AFC Gamma, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-11, as amended (File No. 333-251762)).
10.1
Amendment dated May 7, 2021, to the Secured Revolving Credit Agreement, dated August 18, 2020, by and among AFC Gamma, Inc., as borrower, AFC Finance, LLC, as agent, and AFC Finance, LLC and Gamma Lending Holdco LLC, as lenders (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2021).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2021
AFC GAMMA, INC.

	By:	/s/ Leonard M Tannenbaum
Leonard M Tannenbaum Chief Executive Officer, Chairman and Director (Principal Executive Officer)

By:	/s/ Thomas Geoffroy
Thomas Geoffroy Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)