Form 10-Q
period 2021-09-30
AFC Gamma, Inc.
filed 2021-11-04
CIK 1822523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 001-39995

AFC GAMMA, INC.
(Exact name of registrant as specified in its charter)
Maryland	85-1807125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
525 Okeechobee Blvd., Suite 1770, West Palm Beach, FL 33401
(Address of principal executive offices) (Zip Code)

(561) 510-2390
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	AFCG	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”   “smaller reporting company,” and “emerging growth company”  in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2021
Common stock, $0.01 par value	16,442,812

AFC GAMMA, INC.

TABLE OF CONTENTS

INDEX

Part I.	Financial Information
Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Consolidated Statements of Operations for the three and nine months ended September 30, 2021 (unaudited) and from July 31, 2020 (date of commencement of operations) to September 30, 2020	2
	Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 (unaudited) and from July 31, 2020 (date of commencement of operations) to September 30, 2020	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 (unaudited) and from July 31, 2020 (date of commencement of operations) to September 30, 2020	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	41
Part II.	Other Information	41
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	54

Index

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AFC GAMMA, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Loans held for investment at fair value (cost of $73,934,116 and $46,994,711 at September 30, 2021 and December 31, 2020, respectively, net)	$76,293,824	$48,558,051

Loans held for investment at carrying value	153,161,781	31,837,031
Loan receivable at carrying value	2,774,455	3,348,263
Current expected credit loss reserve	(1,145,629)	(404,860)
Loans held for investment at carrying value and loan receivable at carrying value, net of current expected credit loss reserve	154,790,607	34,780,434

Cash and cash equivalents	69,974,391	9,623,820
Interest receivable	2,434,719	927,292
Prepaid expenses and other assets	391,235	72,095
Total assets	$303,884,776	$93,961,692

Liabilities
Interest reserve	$8,254,295	$1,325,750
Due to affiliate	9,550,625	-
Dividends payable	7,070,409	-
Current expected credit loss reserve	692,266	60,537
Accrued management and incentive fees	2,542,935	222,127
Accrued direct administrative expenses	846,711	550,671
Accounts payable and other liabilities	520,591	154,895
Total liabilities	29,477,832	2,313,980
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at September 30, 2021 and December 31, 2020 and 125 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	1
Common stock, par value $0.01 per share, 25,000,000 and 15,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively, and 16,442,812 and 6,179,392 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	163,866	61,794
Additional paid-in-capital	274,148,323	91,068,197
Accumulated earnings	94,754	517,720
Total stockholders’ equity	274,406,944	91,647,712

Total liabilities and stockholders’ equity	$303,884,776	$93,961,692

(See accompanying notes to the consolidated financial statements)

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	Period from July 31, 2020 to September 30, 2020	For the nine months ended September 30, 2021	Period from July 31, 2020 to September 30, 2020
	(unaudited)		(unaudited)
Revenue
Interest income	$10,616,538	$1,594,769	$24,050,062	$1,594,769
Total revenue	10,616,538	1,594,769	24,050,062	1,594,769
Expenses
Management and incentive fees, net (less rebate of $256,989, $84,167, $677,439 and $84,167, respectively)	2,542,936	142,067	5,498,469	142,067
General and administrative expenses	858,663	204,262	2,028,046	204,262
Organizational expenses	-	616,190	-	616,190
Stock-based compensation	51,429	-	1,662,001	-
Professional fees	396,147	89,800	726,194	89,800
Total expenses	3,849,175	1,052,319	9,914,710	1,052,319
Provision for current expected credit losses	(660,612)	-	(1,372,498)	-
Realized gains / (losses) on loans at fair value, net	400,000	-	400,000	-
Change in unrealized gains / (losses) on loans at fair value, net	1,423,929	1,563,800	796,368	1,563,800
Net income before income taxes	7,930,680	2,106,250	13,959,222	2,106,250
Income tax expense	-	-	-	-
Net income	$7,930,680	$2,106,250	$13,959,222	$2,106,250

Earnings per common share:
Basic earnings per common share (in dollars per share)	$0.48	$0.39	$1.13	$0.39
Diluted earnings per common share (in dollars per share)	$0.47	$0.39	$1.10	$0.39

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding (in shares)	16,402,984	5,376,411	12,368,977	5,376,411
Diluted weighted average shares of common stock outstanding (in shares)	16,776,648	5,376,411	12,742,641	5,376,411

(See accompanying notes to the consolidated financial statements)

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

Three months ended September 30, 2021
	Preferred	Common Stock		Additional Paid-In	Accumulated Earnings	Total Stockholders’
	Stock	Shares	Amount	Capital	(Deficit)	Equity
Balance at June 30, 2021	$1	16,116,877	$161,169	$269,061,069	$(765,517)	$268,456,722
Issuance of common stock, net of offering cost	-	269,650	2,697	5,035,825	-	5,038,522
Stock-based compensation	-	56,285	-	51,429	-	51,429
Dividends declared on common shares ($0.43 per share)	-	-	-	-	(7,070,409)	(7,070,409)
Dividends declared on preferred shares ($60 per share)	-	-	-	-	-	-
Net income	-	-	-	-	7,930,680	7,930,680
Balance at September 30, 2021	$1	16,442,812	$163,866	$274,148,323	$94,754	$274,406,944

Period from July 31, 2020 (date of commencement of operations) to September 30, 2020
	Preferred	Common Stock		Additional Paid-In	Accumulated Earnings	Total Stockholders’
	Stock	Shares	Amount	Capital	(Deficit)	Equity
Balance at July 31, 2020	$-	-	$-	$-	$-	$-
Issuance of common stock	-	5,376,411	53,764	78,695,168	-	78,748,932
Net income	-	-	-	-	2,106,250	2,106,250
Balance at September 30, 2020	$-	5,376,411	$53,764	$78,695,168	$2,106,250	$80,855,182

(See accompanying notes to the consolidated financial statements)

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

Nine months ended September 30, 2021
	Preferred	Common Stock		Additional Paid-In	Accumulated Earnings	Total Stockholders’
	Stock	Shares	Amount	Capital	(Deficit)	Equity
Balance at December 31, 2020	$1	6,179,392	$61,794	$91,068,197	$517,720	$91,647,712
Issuance of common stock, net of offering cost	-	10,263,420	102,072	181,418,125	-	181,520,197
Stock-based compensation	-	-	-	1,662,001	-	1,662,001
Dividends declared on common shares ($1.17 per share)	-	-	-	-	(14,374,688)	(14,374,688)
Dividends declared on preferred shares ($60 per share)	-	-	-	-	(7,500)	(7,500)
Net income	-	-	-	-	13,959,222	13,959,222
Balance at September 30, 2021	$1	16,442,812	$163,866	$274,148,323	$94,754	$274,406,944

Period from July 31, 2020 (date of commencement of operations) to September 30, 2020
	Preferred	Common Stock		Additional Paid-In	Accumulated Earnings	Total Stockholders’
	Stock	Shares	Amount	Capital	(Deficit)	Equity
Balance at July 31, 2020	$-	-	$-	$-	$-	$-
Issuance of common stock	-	5,376,411	53,764	78,695,168	-	78,748,932
Net income	-	-	-	-	2,106,250	2,106,250
Balance at September 30, 2020	$-	5,376,411	$53,764	$78,695,168	$2,106,250	$80,855,182

(See accompanying notes to the consolidated financial statements)

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2021	Period from July 31, 2020 to September 30, 2020
Operating activities:	(unaudited)
Net income	$13,959,222	$2,106,250
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Provision for current expected credit losses	1,372,498	-
Realized gain on sale of loans	(400,000)	-
Change in unrealized (gains) / losses on loans at fair value, net	(796,368)	(1,563,800)
Accretion of deferred loan original issue discount and other discounts	(4,038,816)	(173,110)
Stock-based compensation	1,662,001	-
PIK interest	(2,787,847)	(79,707)
Changes in operating assets and liabilities
Interest reserve	(2,521,923)	-
Interest receivable	(1,507,427)	(783,673)
Prepaid expenses and other assets	(319,140)	(25,029)
Accrued management and incentive fees, net	2,320,808	142,067
Accrued direct administrative expenses	296,040	202,534
Accounts payable and other liabilities	366,696	118,040
Net cash provided by / (used in) operating activities	7,605,744	(56,428)

Cash flows from investing activities:
Issuance of and fundings on loans	(156,345,116)	(780,000)
Proceeds from sales of Assigned Rights	2,313,130	-
Proceeds from sales of loans	10,400,000	-
Principal repayment of loans	22,168,395	137,340
Net cash used in investing activities	(121,463,591)	(642,660)

Cash flows from financing activities:
Proceeds from sale of common stock	185,501,295	31,946,092
Payment of offering costs	(3,981,098)	-
Dividends paid	(7,311,779)	-
Net cash provided by financing activities	174,208,418	31,946,092

Change in cash, cash equivalents and restricted cash	60,350,571	31,247,004
Cash, cash equivalents and restricted cash, beginning of period	9,623,820	-
Cash, cash equivalents and restricted cash, end of period	$69,974,391	$31,247,004

Supplemental disclosure of non-cash financing and investing activity
Loans acquired for issuance of shares of common stock	$-	$46,802,840
Interest reserve withheld from funding of loans	$9,450,468	$1,400,000
OID withheld from funding of loans	$12,391,624	$320,000
Loans funded from amounts due to affiliate	$9,549,625	$-

Supplemental information:
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

(See accompanying notes to the consolidated financial statements)

Index
AFC GAMMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2021
(unaudited)

1.	ORGANIZATION

AFC Gamma, Inc. (the “Company” or “AFCG”) is a commercial real estate finance company primarily engaged in originating, structuring, and underwriting senior secured loans and other types of loans. The Company was formed and commenced operations on July 31, 2020.  The Company is a Maryland corporation and completed its initial public offering (the “IPO”) in March 2021.  The Company is externally managed by AFC Management, LLC (“AFC Management” or the Company’s “Manager”), a Delaware limited liability company, pursuant to the terms of a management agreement (as amended, the “Management Agreement”). The Company’s wholly owned subsidiary, AFCG TRS1, LLC (“TRS”), was formed under the laws of the State of Delaware on December 31, 2020, and operates as a taxable real estate investment trust (“REIT”) subsidiary. TRS began operating in July 2021, and the financial statements of TRS have been consolidated within the Company’s consolidated financial statements beginning with the quarter ended September 30, 2021.

The Company operates as one operating segment and is primarily focused on financing senior secured loans and other types of loans for established cannabis industry operators in states where medical and/or adult use cannabis is legal.  These loans are generally held for investment and are secured, directly or indirectly, by real estate, equipment, the value associated with licenses and/or other assets of borrowers depending on the applicable laws and regulations governing such borrowers.

The Company has elected to be taxed as a REIT for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2020.  The Company generally will not be subject to United States federal income taxes on its REIT taxable income as long as it annually distributes all of its REIT taxable income prior to the deduction for dividends paid to stockholders and complies with various other requirements as a REIT.

2.	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the related management’s discussion and analysis of financial condition and results of operations included in the Company’s final prospectus relating to our follow-on public offering filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”) on June 24, 2021 (the “Final Prospectus”).

Refer to Note 2 to the Company’s financial statements in the Final Prospectus for a description of the Company’s significant accounting policies. The Company has included disclosures below regarding basis of presentation and other accounting policies that (i) are required to be disclosed quarterly, (ii) have material changes or (iii) the Company views as critical as of the date of this report.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared on the accrual basis of accounting in conformity with United States generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the SEC applicable to interim financial information.  These unaudited interim consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are considered necessary for a fair statement of the balance sheets, statements of operations, statements of stockholders’ equity, and statement of cash flows for the periods presented.

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

Index
Over the course of the coronavirus (“COVID-19”) pandemic, medical cannabis companies have been deemed “essential” by almost all states with legalized cannabis and stay-at-home orders. Consequently, the impact of the COVID-19 pandemic and the related regulatory and private sector response on our financial and operating results for the period ended September 30, 2021 was somewhat mitigated as all of our borrowers were permitted to continue to operate during this pandemic. Regardless, the full extent of the economic impact of the business disruptions caused by COVID-19 is uncertain. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving, and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including the regulated cannabis industry. Although most of these measures have been lifted or scaled back, surges of COVID-19 in certain parts of the world, including the United States, have resulted and may in the future result in the re-imposition of certain restrictions and may lead to more restrictions to reduce the spread of COVID-19. The full effect that these disruptions may have on the operations and financial performance of the Company will depend on future developments, including possible impacts on the performance of the Company’s loans, general business activity, and ability to generate revenue, which cannot be determined.

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

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, which is an update to clarify that an entity should reevaluate whether a callable debt security is within the scope of 310-20-35-33 for each reporting period.  ASU No. 2020-08 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  Early application is not permitted.  For all other entities, the amendments in ASU No. 2020-08 are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application is permitted for all other entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. All entities should apply the amendments in this update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company adopted this new standard on January 1, 2021.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3.	LOANS HELD FOR INVESTMENT AT FAIR VALUE

As of September 30, 2021 and December 31, 2020, the Company’s portfolio included three and four loans held at fair value, respectively. The aggregate originated commitment under these loans was approximately $75.9 million and $59.9 million, respectively, and outstanding principal was approximately $77.0 million and $50.8 million, respectively, as of September 30, 2021 and December 31, 2020.  For the nine months ended September 30, 2021, the Company funded approximately $37.7 million of outstanding principal and had repayments of approximately $13.1 million. As of September 30, 2021 and December 31, 2020, 0.0% and approximately 6.0%, respectively, of the Company’s loans held at fair value have floating interest rates.  As of December 31, 2020, these floating rates were subject to LIBOR floors, with a weighted average floor of 2.5%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

Index
The following tables summarize the Company’s loans held at fair value as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
	Fair Value (2)	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Remaining Life (Years) (3)

Senior Term Loans	$76,293,824	$73,934,116	$76,995,548	2.5
Total loans held at fair value	$76,293,824	$73,934,116	$76,995,548	2.5

	As of December 31, 2020
	Fair Value (2)	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Remaining Life (Years) (3)

Senior Term Loans	$48,558,051	$46,994,711	$50,831,235	3.3
Total loans held at fair value	$48,558,051	$46,994,711	$50,831,235	3.3

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted purchase discount, deferred loan fees and loan origination costs.

(2)	Refer to Note 14 to our unaudited consolidated financial statements.

(3)	Weighted average remaining life is calculated based on the fair value of the loans as of September 30, 2021 and December 31, 2020.

The following table presents changes in loans held at fair value as of and for the nine months ended September 30, 2021:

	Principal	Original Issue Discount	Unrealized Gains/ (Losses)	Fair Value

Total loans held at fair value at December 31, 2020	$50,831,235	$(3,836,524)	$1,563,340	$48,558,051
Change in unrealized gains / (losses) on loans at fair value, net	-	-	796,368	796,368
New fundings	37,701,104	(1,130,623)	-	36,570,481
Loan repayments	(12,000,000)	-	-	(12,000,000)
Loan amortization payments	(1,093,659)	-	-	(1,093,659)
Accretion of original issue discount	-	1,905,715	-	1,905,715
PIK interest	1,556,868	-	-	1,556,868
Total loans held at fair value at September 30, 2021	$76,995,548	$(3,061,432)	$2,359,708	$76,293,824

A more detailed listing of the Company’s loans held at fair value portfolio based on information available as of September 30, 2021 is as follows:

	Collateral Location	Collateral Type (8)	Fair Value (2)	Carrying Value (1)	Outstanding Principal (1)	Interest Rate		Maturity Date (3)	Payment Terms (4)

Private Co. A	AZ, MI, MD, MA	C , D	$62,853,367	$60,857,429	$63,391,847	16.4%	(5)	5/8/2024	P/I
Private Co. B	MI	C	10,535,737	10,171,757	10,663,701	17.0%	(6)	9/1/2023	P/I
Public Co. A	NV	C	2,904,720	2,904,930	2,940,000	14.0%	(7)	1/26/2023	I/O
Total loans held at fair value			$76,293,824	$73,934,116	$76,995,548

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs.

(2)	Refer to Note 14 to our unaudited consolidated financial statements.

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

(4)	I/O = interest-only, P/I = principal and interest. P/I loans may include interest-only periods for a portion of the loan term.

(5)	Base interest rate of 13% and payment-in-kind (“PIK”) interest rate of 3.4%.

(6)	Base interest rate of 13% and PIK interest rate of 4%.

(7)	Base interest rate of 12% and PIK interest rate of 2%.

(8)	C = Cultivation Facilities, D = Dispensaries.

Index
4.	LOANS HELD FOR INVESTMENT AT CARRYING VALUE

As of September 30, 2021 and December 31, 2020, the Company’s portfolio included 12 and three loans, respectively, held at carrying value. The aggregate originated commitment under these loans was approximately $217.0 million and $44.0 million, respectively, and outstanding principal was approximately $164.4 million and $33.9 million, respectively, as of September 30, 2021 and December 31, 2020. For the nine months ended September 30, 2021, the Company funded approximately $139.2 million of outstanding principal. As of September 30, 2021 and December 31, 2020, approximately 68% and 35%, respectively, of the Company’s loans held at carrying value have floating interest rates. These floating rates are subject to LIBOR floors, with a weighted average floor of 1.0%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The following tables summarize the Company’s loans held at carrying value as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)

Senior Term Loans	$164,361,340	$(11,199,559)	$153,161,781	4.0
Total loans held at carrying value	$164,361,340	$(11,199,559)	$153,161,781	4.0

	As of December 31, 2020
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)

Senior Term Loans	$33,907,763	$(2,070,732)	$31,837,031	4.7
Total loans held at carrying value	$33,907,763	$(2,070,732)	$31,837,031	4.7

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount and loan origination costs.

(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of September 30, 2021 and December 31, 2020.

Index
The following table presents changes in loans held at carrying value as of and for the nine months ended September 30, 2021:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2020	$33,907,763	$(2,070,732)	$31,837,031
New fundings	139,222,598	(11,261,001)	127,961,597
Accretion of original issue discount	-	2,132,174	2,132,174
Realized gain on sale of loans	400,000	-	400,000
Sale of loans	(10,400,000)	-	(10,400,000)
PIK interest	1,230,979	-	1,230,979
Total loans held at carrying value at September 30, 2021	$164,361,340	$(11,199,559)	$153,161,781

A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of September 30, 2021 is as follows:

	Collateral Location	Collateral Type (4)	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Interest Rate		Maturity Date (2)	Payment Terms (3)

Private Co. C	PA	C , D	$19,333,872	$(721,311)	$18,612,561	17.0%	(5)	12/1/2025	P/I
Sub. of Public Co. D	PA	C	10,000,000	(149,235)	9,850,765	12.9%	(6)	12/18/2024	I/O
Private Co. D	OH, AR	D	12,169,041	(877,891)	11,291,150	15.0%	(7)	1/1/2026	P/I
Private Co. E	OH	C , D	14,220,552	(2,782,310)	11,438,242	17.0%	(8)	4/1/2026	P/I
Private Co. F	MO	C , D	9,799,658	(1,816,803)	7,982,855	17.0%	(9)	5/1/2026	P/I
Public Co. E	MI	C	5,000,000	(307,143)	4,692,857	13.0%	(10)	4/29/2025	P/I
Sub. of Private Co. G	NJ	C , D	42,945,657	(2,498,443)	40,447,214	14.3%	(11)	5/1/2026	P/I
Public Co. F	IL, FL, NV, OH, MA, MI, MD,AR, NV, AZ	C , D	10,000,000	(160,000)	9,840,000	9.8%	(12)	5/30/2023	I/O
Sub. of Private Co. H	IL	C	5,781,250	(126,790)	5,654,460	15.0%	(13)	5/11/2023	I/O
Private Co. K	MA	C , D	7,000,000	(763,667)	6,236,333	13.0%	(14)	08/03/2026	P/I
Private Co. I	MD	C , D	10,109,310	(225,184)	9,884,126	15.5%	(15)	8/1/2026	P/I
Private Co. J	MO	C	18,002,000	(770,782)	17,231,218	15.0%	(16)	09/01/2025	P/I
Total loans held at carrying value			$164,361,340	$(11,199,559)	$153,161,781

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted purchase discount, deferred loan fees and loan origination costs.

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

(3)	I/O = interest-only, P/I = principal and interest. P/I loans may include interest-only periods for a portion of the loan term.

(4)	C = Cultivation Facilities, D = Dispensaries.

(5)	Base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 4.0%.

(6)	Base interest rate of 12.9%.

(7)	Base interest rate of 13.0% and PIK interest rate of 2.0%.

(8)	Base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 4.0%.

(9)	Base interest rate of 13.0% and PIK interest rate of 4.0%.

(10)	Base interest rate of 13.0%.

(11)	Base interest rate of 11.5% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 1.8%.

(12)	Base interest rate of 9.8%.

(13)	Base interest rate of 15.0%.

(14)	Base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%)

(15)	Base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 2.5%.

(16)	Base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 2.0%.

Index
5.	LOAN RECEIVABLE AT CARRYING VALUE

As of September 30, 2021 and December 31, 2020, the Company’s portfolio included one loan receivable at carrying value. The originated commitment under this loan was approximately $4.0 million and outstanding principal was approximately $2.8 million and $3.4 million as of September 30, 2021 and December 31, 2020, respectively.  During the nine months ended September 30, 2021, the Company received repayments of approximately $0.6 million of outstanding principal.

The following table presents changes in loans receivable as of and for the nine months ended September 30, 2021:

	Principal	Original Issue Discount	Carrying Value

Total loans receivable at carrying value at December 31, 2020	$3,352,176	$(3,913)	$3,348,263
Principal repayment of loans	(574,735)	-	(574,735)
Accretion of original issue discount	-	927	927
Total loans receivable at carrying value at September 30, 2021	$2,777,441	$(2,986)	$2,774,455

6.	CURRENT EXPECTED CREDIT LOSSES

The Company estimates its current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”) using a model that considers multiple datapoints and methodologies that may include the likelihood of default and expected loss given default for each individual loan, discounted cash flows (“DCF”), and other inputs which may include the risk rating of the loan, how recently the loan was originated compared to the measurement date, and expected prepayment if applicable. Calculation of the CECL Reserve requires loan specific data, which includes fixed charge coverage ratio, loan-to-value, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve, which may include (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral. For loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we may elect to apply a practical expedient in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a specific CECL allowance. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company may consider historical market loan loss data provided by a third-party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic data that reflects a current recession; however, the short and long-term economic implications of the COVID-19 pandemic and its financial impact on the Company are highly uncertain. The CECL Reserve takes into consideration the macroeconomic impact of the COVID-19 pandemic on commercial real estate properties and is not specific to any loan losses or impairments on the Company’s loans held for investment.

As of September 30, 2021 and December 31, 2020, the Company’s CECL Reserve for its loans held at carrying value and loans receivable at carrying value is $1,837,895 and $465,397, respectively, or 118 and 132 basis points, respectively, of the Company’s total loans held at carrying value and loans receivable at carrying value of $155,936,236 and $35,185,294, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loans receivable at carrying value of $1,145,629 and $404,860, respectively, and a liability for unfunded commitments of $692,266 and $60,537, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

Index
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the three and nine months ended September 30, 2021 was as follows:

	Outstanding (1)	Unfunded (2)	Total
Balance at June 30, 2021	$701,143	$476,140	$1,177,283
Provision for current expected credit losses	444,486	216,126	660,612
Write-offs	-	-	-
Recoveries	-	-	-
Balance at September 30, 2021	$1,145,629	$692,266	$1,837,895

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2020	$404,860	$60,537	$465,397
Provision for current expected credit losses	740,769	631,729	1,372,498
Write-offs	-	-	-
Recoveries	-	-	-
Balance at September 30, 2021	$1,145,629	$692,266	$1,837,895

(1)
As of September 30, 2021 and December 31, 2020, the CECL Reserve related to outstanding balances on loans at carrying value and loans receivable at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.

(2)
As of September 30, 2021 and December 31, 2020, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within other liabilities in the Company’s consolidated balance sheets.

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

As of September 30, 2021, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value and loans receivable at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2021	2020	Total
1	$-	$-	$-
2	14,532,857	-	14,532,857
3	88,990,322	42,528,931	131,519,253
4	9,884,126	-	9,884,126
5	-	-	-
Total	$113,407,305	$42,528,931	$155,936,236

Index
7.	INTEREST RECEIVABLE

The following table summarizes the interest receivable by the Company as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021	As of December 31, 2020

Interest receivable	$1,838,494	$675,795
PIK receivable	522,933	177,183
Unused fees receivable	73,292	74,314
Total interest receivable	$2,434,719	$927,292

8.	INTEREST RESERVE

At September 30, 2021 and December 31, 2020, the Company had eight and one loans, respectively, that included a loan funded interest reserve.  For the three and nine months ended September 30, 2021, approximately $1.8 million and $2.5 million, respectively, of interest income was earned and disbursed from the interest reserve.

The following table presents changes in interest reserve as of and for the three and nine months ended September 30, 2021 and for the period from July 31, 2020 to September 30, 2020:

	For the three months ended September 30, 2021	Period from July 31, 2020 to September 30, 2020	For the nine months ended September 30, 2021	Period from July 31, 2020 to September 30, 2020
Beginning reserves	$5,547,863	$-	$1,325,750	$-
New reserves	4,525,468	1,400,000	9,450,468	1,400,000
Reserves disbursed	(1,819,036)	-	(2,521,923)	-
Ending reserves	$8,254,295	$1,400,000	$8,254,295	$1,400,000

9.	DEBT

Revolving Credit Facility

In July 2020, the Company obtained a secured revolving credit loan (the “Revolving Credit Facility”) from AFC Finance, LLC, an affiliate of the Company’s management.  The Revolving Credit Facility had a loan commitment of $40,000,000 and had an interest rate of 8% per annum, payable in cash in arrears. The Company did not incur any fees or cost related to the origination of the Revolving Credit Facility and the Revolving Credit Facility did not have any unused fees.  The maturity date of the Revolving Credit Facility was the earlier of (i) July 31, 2021 and (ii) the date of the closing of any credit facility where the proceeds are incurred to refund, refinance or replace the Revolving Credit Agreement (as defined below) with an aggregate principal amount equal to or greater than $50.0 million (any such financing, a “Refinancing Credit Facility”) in accordance with terms of the credit agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”). The Revolving Credit Facility was secured by the assets of the Company.

On May 7, 2021, the Company amended the Revolving Credit Agreement with AFC Finance, LLC (the “First Amendment”). The First Amendment increased the loan commitment from $40,000,000 to $50,000,000, decreased the interest rate from 8% per annum to 6% per annum, removed Gamma Lending Holdco LLC as a lender and extended the maturity date from July 31, 2021 to the earlier of (i) December 31, 2021 or (ii) the date of the closing of any Refinancing Credit Facility.

On November 3, 2021, the Company entered into the Second Amendment to the Revolving Credit Agreement with AFC Finance, LLC (the “Second Amendment”). Under the Second Amendment, payments to AFC Finance, LLC for interest, commitment fees and unused fees (net applicable taxes) are required to be paid directly or indirectly through AFC Finance, LLC to charitable organizations designated by AFC Finance, LLC. The Second Amendment (i) increased the loan commitment from $50,000,000 to $75,000,000; (ii) decreased the interest rate from 6% per annum to 4.75% per annum; (iii) introduced a one-time commitment fee of 0.25%, to be paid in three equal quarterly installments, and an unused line fee of 0.25% per annum, to be paid quarterly in arrears; (iv) provided an optional buyout provision for the holders of the Company’s 2027 Senior Notes (as defined above) upon an event of default under the Revolving Credit Agreement; (v) extended the fixed element of the maturity date from December 31, 2021 to September 30, 2022 and (vi) provided that a Refinancing Credit Facility (as defined below) may be any credit facility where the proceeds are incurred to refund, refinance or replace the Revolving Credit Agreement. Pursuant to the Second Amendment, the Company incurred a one-time commitment fee expense of $187,500 in November 2021, payable in three quarterly installments beginning in the first quarter of 2022, which will be amortized over the life of the loan. For the three and nine months ended September 30, 2021 and through November 3, 2021, the Company has not drawn on the Revolving Credit Facility or incurred any interest expense related to the Revolving Credit Facility.

Index
2027 Senior Notes

On November 3, 2021, the Company issued $100 million in aggregate principal amount of senior unsecured notes due in 2027 (the “2027 Senior Notes”). The 2027 Senior Notes accrue interest at a rate of 5.75% per annum. Interest on the 2027 Senior Notes is due semi-annually on May 1 and November 1 of each year, beginning on May 1, 2022. The net proceeds from the Offering were approximately $97 million, after deducting the initial purchasers' discounts and commissions and estimated offering fees and expenses payable by the Company. The Company intends to use the proceeds from the issuance of the 2027 Senior Notes (i) to fund loans related to unfunded commitments to existing borrowers, (ii) to originate and participate in commercial loans to companies operating in the cannabis industry that are consistent with our investment strategy and (iii) for working capital and other general corporate purposes. The terms of the 2027 Senior Notes are governed by an indenture, dated November 3, 2021, among us, as issuer, and TMI Trust Company, as trustee (the "Indenture"). Under the Indenture governing the 2027 Senior Notes, we are required to cause all of our existing and future subsidiaries to guarantee the 2027 Senior Notes, other than certain immaterial subsidiaries as set forth in the Indenture. The 2027 Senior Notes are currently not guaranteed by any of our subsidiaries.

The Indenture governing the 2027 Senior Notes contains customary terms and restrictions, subject to a number of exceptions and qualifications, including restrictions on the Company’s ability to (1) incur additional indebtedness unless the Annual Debt Service Charge (as defined in the Indenture) is no less than 1.5 to 1.0, (2) incur or maintain total debt in an aggregate principal amount greater than 60% of the Company’s consolidated Total Assets (as defined in the Indenture), (3) incur or maintain secured debt in an aggregate principal amount greater than 25% of the Company’s consolidated Total Assets (as defined in the Indenture); and (4) merge, consolidate or sell substantially all of the Company’s assets. On or after February 1, 2027, the Company may redeem the 2027 Senior Notes in whole or in part at a price equal to 100% of the principal amount of the notes being redeemed, plus a make-whole premium and accrued and unpaid interest thereon to, but excluding, the applicable redemption date.

10.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2021 and December 31, 2020, the Company had the following commitments to fund various senior term loans, equipment loans and bridge loans:

	As of September 30, 2021	As of December 31, 2020

Total original loan commitments	$296,946,250	$107,292,176
Less: drawn commitments	(243,038,584)	(87,467,057)
Total undrawn commitments	$53,907,666	$19,825,119

The Company from time to time may be a party to litigation in the normal course of business. As of September 30, 2021, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

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

Series A Preferred Stock

As of September 30, 2021 and December 31, 2020, the Company has authorized 10,000 preferred shares and issued 125 of the preferred shares designated as 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”).

Index
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

Common Stock

The Board of Directors of the Company (the “Board”) approved a seven-for-one stock split of the Company’s common stock effective on January 25, 2021. All common shares, stock options, and per share information presented in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis for all periods presented, including reclassifying an amount equal to the increase in par value of common stock from additional paid-in capital. There was no change in the par value of the Company’s common stock.  Upon consummation of the Company’s IPO, any stockholder that held fractional shares received cash in lieu of such fractional shares based on the public offering price of the shares of the Company’s common stock at IPO.  This resulted in the reduction of 15 shares issued and outstanding.

On March 23, 2021, the Company completed its IPO of 6,250,000 shares of its common stock at a price of $19.00 per share, raising $118,750,000 in gross proceeds.  The underwriters also exercised their over-allotment option to purchase up to an additional 937,500 shares of the Company’s common stock at a price of $19.00 per share, which was completed on March 26, 2021, raising $17,812,500 in additional gross proceeds.  The underwriting commissions of $8,312,500 and $1,246,875, respectively, are reflected as a reduction of additional paid-in capital on the consolidated statements of stockholders’ equity.  The Company incurred approximately $3,093,836 of expenses in connection with the IPO, which is reflected as a reduction in additional paid-in capital. The net proceeds to the Company totaled approximately $123,909,289.

On June 28, 2021, the Company completed an offering of 2,750,000 shares of its common stock at a price of $20.50 per share, raising $56,375,000 in gross proceeds.  The underwriting commissions of $3,100,625 are reflected as a reduction of additional paid-in capital on the consolidated statements of stockholders’ equity.  The Company incurred approximately $701,989 of expenses in connection with the offering, which is reflected as a reduction in additional paid-in capital. The net proceeds to the Company totaled approximately $52,572,386.

On July 6, 2021, the underwriters partially exercised their over-allotment option to purchase 269,650 shares of the Company’s common stock at a price of $20.50 per share raising $5,527,825 in additional gross proceeds or $5,223,795 in net proceeds after underwriting commissions of $304,030, which is reflected as a reduction of additional paid-in capital on the consolidated statements of stockholders’ equity.

Equity Incentive Plan

The Company has established an equity incentive compensation plan (the “Plan”). The Company’s Board authorized the adoption of the Plan (as amended, the “2020 Plan”) and approved stock option grants of 1,632,632 shares of common stock and 56,285 shares of restricted stock as of September 30, 2021.  The Board or one or more committees appointed by the Board administers the 2020 Plan. The 2020 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses, stock units and other forms of awards granted or denominated in the Company’s common stock or units of common stock. The 2020 Plan retains flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances.  Any award may be structured to be paid or settled in cash. The Company has, and currently intends to continue to grant stock options to participants in the 2020 Plan, but it may also grant any other type of award available under the 2020 Plan in the future. Persons eligible to receive awards under the 2020 Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company, employees of the Manager and certain directors and consultants and other service providers to the Company or any of its subsidiaries.

Index
As of September 30, 2021, the maximum number of shares of the Company common stock that may be delivered pursuant to awards under the 2020 Plan (the “Share Limit”) equals 2,401,965 shares, which is an increase of 26,965 shares compared to June 30, 2021 under the evergreen provision in the 2020 Plan in connection with the issuance of an additional 269,650 shares of common stock to the underwriters in connection with their partial exercise of an over-allotment option in July 2021. Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2020 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan. Shares that are exchanged by a participant or withheld by the Company as full or partial payment in connection with any award granted under the 2020 Plan, as well as any shares exchanged by a participant or withheld by us to satisfy tax withholding obligations related to any award granted under the 2020 Plan, will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan. To the extent that an award is settled in cash or a form other than shares, the shares that would have been delivered had there been no such cash or other settlement will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan.

The exercise price of any options granted under the 2020 Plan will be at net asset value or greater; provided, however, the exercise price will be at least equal to the market price of the underlying shares on the grant date. The options granted under the 2020 Plan have an ordinary term of up to 10 years. An option may either be an incentive stock option or a nonqualified stock option. Options generally may not be transferred to third parties for value and do not include dividend equivalent rights.

The following table summarizes the (i) non-vested options granted, (ii) vested options granted and (iii) forfeited options granted for the Company’s directors and officers and employees of the Manager as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021	As of December 31, 2020
Non-vested	183,114	142,814
Vested	1,449,518	800,618
Forfeited	(28,396)	(16,534)
Balance	1,604,236	926,898

The following table summarizes the (i) non-vested restricted stock granted, (ii) vested restricted stock granted and (iii) forfeited restricted stock granted for the Company’s directors and officers and employees of the Manager as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021	As of December 31, 2020
Non-vested	56,285	-
Vested	-	-
Forfeited	-	-
Balance	56,285	-

The Company uses the Black-Scholes option pricing model to value stock options in determining the share-based compensation expense. Forfeitures are recognized as they occur. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield was based on the Company’s expected dividend yield at grant date. Expected volatility is based on the estimated average volatility of similar companies due to the lack of historical volatilities of the Company’s common stock. Restricted stock grant expense is based on the Company’s stock price at the time of the grant and amortized over the vesting period. The share-based compensation expense for the Company was approximately $51,429 and $1,662,001 for the three and nine months ended September 30, 2021, respectively, and no expense was booked during the period from July 31, 2020 to September 30, 2020.

The following table presents the assumptions used in the option pricing model of options granted under the 2020 Plan:

Assumptions	Range
Expected volatility	40% - 50%
Expected dividend yield	10% - 20%
Risk-free interest rate	0.5% - 1.5%
Expected forfeiture rate	0%

Index
The following tables summarize stock option activity during the three and nine months ended September 30, 2021 and for the period from July 31, 2020 to September 30, 2020:

	Three months ended September 30, 2021	Weighted-Average Grant Date Fair Value Per Option
Balance as of June 30, 2021	1,613,098	$1.08
Granted	-	-
Exercised	-	-
Forfeited	(8,862)	0.90
Balance as of September 30, 2021	1,604,236	$1.08

	Period from July 31, 2020 to September 30, 2020	Weighted-Average Grant Date Fair Value Per Option
Balance as of July 31, 2020	-	$-
Granted	806,456	0.90
Exercised	-	-
Forfeited	-	-
Balance as of September 30, 2020	806,456	$0.90

	Nine months ended September 30, 2021	Weighted-Average Grant Date Fair Value Per Option
Balance as of December 31, 2020	926,898	$0.91
Granted	689,200	1.31
Exercised	-	-
Forfeited	(11,862)	1.01
Balance as of September 30, 2021	1,604,236	$1.08

12.	EARNINGS PER SHARE

The following information sets forth the computations of basic weighted average earnings per common share for the three and nine months ended September 30, 2021 and for the period from July 31, 2020 to September 30, 2020:

	For the three months ended September 30, 2021	Period from July 31, 2020 to September 30, 2020	For the nine months ended September 30, 2021	Period from July 31, 2020 to September 30, 2020
Net income attributable to common stockholders	$7,930,680	$2,106,250	$13,959,222	$2,106,250
Divided by:
Basic weighted average shares of common stock outstanding	16,402,984	5,376,411	12,368,977	5,376,411
Diluted weighted average shares of common stock outstanding	16,776,648	5,376,411	12,742,641	5,376,411
Basic weighted average earnings per common share	$0.48	$0.39	$1.13	$0.39
Diluted weighted average earnings per common share	$0.47	$0.39	$1.10	$0.39

13.	INCOME TAX

The income tax provision for the Company was $0 for the nine months ended September 30, 2021.

For the three and nine months ended September 30, 2021, the Company incurred no expense for United States federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.

The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

Index
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

The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of September 30, 2021 and December 31, 2020.  The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of September 30, 2021
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior Term Loans	$76,293,824	Yield analysis	Market Yield	17.62% - 20.68%	17.82%
Total Investments	$76,293,824

	As of December 31, 2020
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior Term Loans	$48,558,051	Yield analysis	Market Yield	15.79% - 20.75%	20.20%
Total Investments	$48,558,051

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

The following tables present fair value measurements of loans held at fair value as of September 30, 2021 and December 31, 2020:

	Fair Value Measurement Using as of September 30, 2021
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$76,293,824	$-	$-	$76,293,824
Total	$76,293,824	$-	$-	$76,293,824

	Fair Value Measurement Using as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$48,558,051	$-	$-	$48,558,051
Total	$48,558,051	$-	$-	$48,558,051

Index
The following table presents changes in loans that use Level 3 inputs as of and for the nine months ended September 30, 2021:

For the nine months ended September 30, 2021
Total loans using Level 3 inputs at December 31, 2020	$48,558,051
Change in unrealized gains / (losses) on loans at fair value, net	796,368
Additional funding	37,701,104
Original issue discount and other discounts, net of costs	(1,130,623)
Loan repayments	(12,000,000)
Loan amortization payments	(1,093,659)
Accretion of original issue discount	1,905,715
PIK interest	1,556,868
Total loans using Level 3 inputs at September 30, 2021	$76,293,824

Fair Value of Financial Instruments

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheet, for which it is practicable to estimate that value.

The following table details the book value and fair value of the Company’s financial instruments not recognized at fair value in the balance sheet:

	As of September 30, 2021
	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$69,974,391	$69,974,391
Loans held for investment at carrying value	$153,161,781	$158,771,796
Loan receivable at carrying value	$2,774,455	$2,695,507

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

The Manager will receive base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity (as defined below), subject to certain adjustments, less 50% of the aggregate amount of any other fees (“Outside Fees”), including any agency fees relating to our loans, but excluding the Incentive Compensation (as defined below) and any diligence fees paid to and earned by the Manager and paid by third parties in connection with the Manager’s due diligence of potential loans.

Prior to the IPO, the quarterly base management fee was equal to 0.4375% of the Company’s Equity, subject to certain adjustments, less 100% of the aggregate amount of any Outside Fees, including any agency fees relating to our loans, but excluding the Incentive Compensation and any diligence fees paid to and earned by the Manager and paid by third parties in connection with the Manager’s due diligence of potential loans.

Index
In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. Under the Management Agreement, the Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period means the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the Company’s independent directors and approved by a majority of the independent directors.  The Incentive Compensation for the three and nine months ended September 30, 2021 was approximately $1,769,207 and $3,873,984, respectively. For the period from July 31, 2020 to September 30, 2020, the Manager agreed to waive the incentive compensation.

The Company shall pay all of its costs and expenses and shall reimburse the Manager or its affiliates for expenses of the Manager and its affiliates paid or incurred on behalf of the Company, excepting only those expenses that are specifically the responsibility of the Manager pursuant to the Management Agreement.

The following table summarizes the related party costs incurred by the Company for the three and nine months ended September 30, 2021 and for the period from July 31, 2020 to September 30, 2020:

	For the three months ended September 30, 2021	Period from July 31, 2020 to September 30, 2020	For the nine months ended September 30, 2021	Period from July 31, 2020 to September 30, 2020
Affiliate Costs
Management fees	$1,030,718	$226,234	$2,301,924	$226,234
Less Outside Fees earned	(256,989)	(84,167)	(677,439)	(84,167)
Incentive fees earned	1,769,207	-	3,873,984	-
General and administrative expenses reimbursable to Manager	625,711	165,434	1,415,217	165,434
Total	$3,168,647	$307,501	$6,913,686	$307,501

Amounts payable to the Company’s Manager as of September 30, 2021 and December 31, 2020 were $3,389,646 and $728,298, respectively.

Due to Affiliate

Amounts due to an affiliate of the Company as of September 30, 2021 and December 31, 2020 were $9,550,625 and $0, respectively. The amount due to the affiliate, AFC Management, is related to the funding of the loan to Subsidiary of Private Co. G and was subsequently paid to AFC Management on October 1, 2021.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by the Company’s Manager or its affiliates, including the Manager, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of September 30, 2021, there were three co-invested loans held by the Company and an affiliate of the Company.

In connection with investments in loans, the Company may receive the option to assign the right (the “Assigned Right”) to acquire warrants and/or equity of the borrower.  The Company may sell the Assigned Right, and the sale may be to an affiliate of the Company.  During the three months ended September 30, 2021, the Company neither received nor sold any Assigned Right. For the nine months ended September 30, 2021, the Company sold approximately $2.3 million of Assigned Rights to an affiliate which are accounted for as additional original issue discount and accreted over the life of the loans. For the period from July 31, 2020 to September 30, 2020, the Company did not have any Assigned Rights which were assigned or sold.

Secured Revolving Credit Facility From Affiliate

The Company has the Revolving Credit Facility from AFC Finance, LLC, an affiliate of the Company.  Refer to Note 9 to our unaudited consolidated financial statements for more information.

16.	DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2021:

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends

Regular cash dividend	3/15/2021	3/31/2021	$0.36	$0.36	$-	$0.36
Regular cash dividend	6/15/2021	6/30/2021	$0.38	$0.38	$-	$0.38
Regular cash dividend	9/30/2021	10/15/2021	$0.43	$0.43	$-	$0.43
Total cash dividend			$1.17	$1.17	$-	$1.17

Index
17.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued.  There were no material subsequent events, other than those described below, that required disclosure in these financial statements.

Subsequent to the end of the third quarter, the Company closed one loan, had new commitments of $50.0 million, and funded approximately $52.3 million of principal.

In October 2021, the Company sold its investment in the loan to Public Company E to a third party in a private transaction. The Company received approximately $5.1 million in net proceeds from the sale.

In October 2021, the Company entered into an additional commitment for a $50 million senior term loan with Public Company F, as part of a $120 million third tranche under Public Company F’s senior secured credit facility and funded $50.0 million of principal less OID of $1.2 million for net funding of $48.8 million at closing. Following the expansion, the Company’s total loan commitments to Public Company F increased to an aggregate principal amount of $60 million, including $10 million of the second tranche funded in May 2021.

On November 3, 2021, the Company issued the 2027 Senior Notes. The 2027 Senior Notes accrue interest at a rate of 5.75% per annum. Interest on the 2027 Senior Notes is due semi-annually on May 1 and November 1 of each year, beginning on May 1, 2022. The net proceeds from the Offering were approximately $97 million, after deducting the initial purchasers' discounts and commissions and estimated offering fees and expenses payable by the Company. The Company intends to use the net proceeds from the issuance of the 2027 Senior Notes to (i) fund loans related to unfunded commitments to existing borrowers, (ii) to originate and participate in commercial loans to companies operating in the cannabis industry that are consistent with our investment strategy and (iii) for working capital and other general corporate purposes. The terms of the 2027 Senior Notes are governed by the Indenture. Under the Indenture governing the 2027 Senior Notes, we are required to cause all of our existing and future subsidiaries to guarantee the 2027 Senior Notes, other than certain immaterial subsidiaries as set forth in the Indenture. The 2027 Senior Notes are currently not guaranteed by any of our subsidiaries.

The Indenture governing the 2027 Senior Notes contains customary terms and restrictions, subject to a number of exceptions and qualifications, including restrictions on the Company’s ability to (1) incur additional indebtedness unless the Annual Debt Service Charge (as defined in the Indenture) is no less than 1.5 to 1.0, (2) incur or maintain total debt in an aggregate principal amount greater than 60% of the Company’s consolidated Total Assets (as defined in the Indenture), (3) incur or maintain secured debt in an aggregate principal amount greater than 25% of the Company’s consolidated Total Assets (as defined in the Indenture); and (4) merge, consolidate or sell substantially all of the Company’s assets. On or after February 1, the Company may redeem the 2027 Senior Notes in whole or in part at a price equal to 100% of the principal amount of the notes being redeemed, plus a make-whole premium and accrued and unpaid interest thereon to, but excluding, the applicable redemption date.

On November 3, 2021, the Company entered into the Second Amendment to the Revolving Credit Agreement with AFC Finance, LLC. Under the Second Amendment, the terms of the Revolving Credit Facility were amended to, among other things: (i) decrease the interest rate to 4.75% per annum; (ii) extend the maturity date to the earlier of September 30, 2022 and the closing date of any credit facility where the proceeds are incurred to refund, refinance or replace such Revolving Credit Agreement; (iii) add an unused fee of 0.25% per annum on the undrawn amount of the revolving loan commitments; (iv) add a one-time commitment fee of 0.25% of the total revolving loan commitments, payable in three quarterly installments, beginning in the first quarter of 2022; (v) increase the aggregate revolving credit commitments to $75.0 million; (vi) provided an optional buyout provision for the holders of the Company’s 2027 Senior Notes upon certain events of default under the Revolving Credit Agreement; and (vii) require all payments of interest, the commitment fee and unused fee to be paid, directly or indirectly, to a charitable organization to be designated by AFC Finance, LLC in its sole discretion, net of any taxes. See Note 9 to the Company’s consolidated financial statements in this quarterly report for more information.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Information

Some of the statements contained in this quarterly report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. Forward-looking statements relate to future events or the future performance or financial condition of AFC Gamma, Inc. (“AFCG” and the “Company,” “we,” “us” and “our”). The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in this quarterly report and in “Risk Factors” in our final prospectus relating to our follow-on public offering filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on June 24, 2021 (the “Final Prospectus”) and in Part II, Item 1A of this quarterly report on Form 10-Q, as such risks may by updated, amended or superseded from time to time by subsequent reports we file with the SEC. The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	use of proceeds of the initial public offering (“IPO”), our follow-on public offering and our 2027 Senior Notes offering;
•	our business and investment strategy;
•	our projected operating results;
•	the impact of the COVID-19 pandemic, on our business and the United States and global economies;
•	the ability of our Manager to locate suitable loan opportunities for us, monitor, service and administer our loans and execute our investment strategy;
•	allocation of loan opportunities to us by our Manager;
•
actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law; the state of the United States, or specific regional economies generally;

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

Index
We have based the forward-looking statements included in this quarterly report on information available to us on the date of this quarterly report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, current and prospective investors are advised to consult any additional disclosures that we may make or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, registration statements on Form S-11, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Overview

AFC Gamma, Inc. is a commercial real estate finance company founded in July 2020 by a veteran team of investment professionals. We originate, structure and underwrite senior secured loans and other types of loans for established cannabis industry operators in states that have legalized medicinal and/or adult use cannabis. As states continue to legalize cannabis for medical and adult use, an increasing number of companies operating in the cannabis industry need financing. Due to the capital constrained cannabis market which does not typically have access to traditional bank financing, we believe we are well positioned to become a prudent financing source to established cannabis industry operators given our stringent underwriting criteria, size and scale of operations and institutional infrastructure. Our objective is to provide attractive risk-adjusted returns over time through cash distributions and capital appreciation by providing loans to state law compliant cannabis companies. The loans we originate are primarily structured as senior loans secured by real estate, equipment, the value associated with licenses and/or other assets of the loan parties to the extent permitted by applicable laws and the regulations governing such loan parties. Our targeted borrowers will sometimes be publicly traded on the Canadian Stock Exchange and/or over-the-counter in the United States. Our loans typically have up to a five-year maturity and contain amortization and/or cash flow sweeps. From January 1, 2020 to September 30, 2021, members of our management team, provided by our Manager, and the members of the Investment Committee of our Manager, who advises on our investments and operations, had sourced loans worth approximately $8.7 billion across the cannabis industry in various states while maintaining a robust pipeline of potentially actionable opportunities.

We are externally managed by our Manager, AFC Management, LLC, a Delaware limited liability company, pursuant to the terms of our Management Agreement.

We commenced operations on July 31, 2020 and completed our IPO in March 2021. We are incorporated in Maryland and have elected to be taxed as a REIT, commencing with our taxable year ended December 31, 2020. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all or substantially all of our taxable income to stockholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

Our wholly owned subsidiary, AFCG TRS1, LLC (“TRS”), was formed under the laws of the State of Delaware, and operates as a taxable REIT subsidiary. TRS began operating in July 2021. Our investment in the equipment loans to Public Company A is held by TRS which, as of September 30, 2021, constituted substantially all of the assets of TRS. The financial statements of TRS have been consolidated within our consolidated financial statements beginning with the quarter ended September 30, 2021.  On July 31, 2021, the equipment loan to Public Co. A was transferred to the TRS.

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

Index
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

Developments during the Third Quarter of 2021:

On July 6, 2021, in connection with our June 28, 2021 public offering, the underwriters partially exercised their over-allotment option to purchase 269,650 shares of our common stock at a price of $20.50 per share, raising $5,527,825 in additional gross proceeds or $5,223,795 in net proceeds after underwriting commissions of $304,030, which is reflected as a reduction of additional paid-in capital on the consolidated statement of stockholders’ equity.

Updates to Our Loan Portfolio during the Third Quarter of 2021

During the third quarter of 2021, we closed two new loans with aggregate commitments of approximately $42.8 million in principal amount, refinanced a bridge loan with a senior secured term loan with a commitment of approximately $10.1 million in principal amount, amended two borrowers’ senior secured term loans to increase the commitment amounts by approximately $28.5 million and $43.4 million, respectively, for total new loan commitments subsequent to June 30, 2021 of approximately $119.2 million. We funded approximately $89.3 million of new and existing loan commitments and sold one loan commitment of $10.0 million in principal amount for net fundings of approximately $79.3 million.

In July 2021, we entered into a commitment to fund a $19.75 million senior secured term loan to Private Company K contingent on the borrower raising additional equity as required by the loan agreement. Until the borrower met the required criteria for funding under the loan agreement, the commitment had a ticking fee based on the aggregate commitment amount as follows: (a) 6.0% per annum from the date of closing through July 26, 2021 and (b) 6.5% per annum from and after July 27, 2021 through the initial funding date. In August 2021, the borrower met the required criteria and we funded $7.0 million of the loan commitment. The loan has a per annum interest rate of 12.0% plus LIBOR with a LIBOR floor of 1.0%. The loan has a maturity date of August 3, 2026, an unused line fee of 3.0%, an exit fee of 3.0%, OID of 4.0%, an annual agent fee of 0.75% of the total loan commitment amount, and an interest reserve of $0.75 million.

In July 2021, we entered into a commitment to fund a $3.0 million bridge loan to Private Company J and funded $3.0 million at closing of such bridge loan. The bridge loan had an original interest rate of 13.0% per annum, an original maturity date of August 31, 2021, an agent fee of 1.0% of the principal amount of the bridge loan, an exit fee of 10.0% (which would be reduced to 2.0% upon refinancing with us), and original OID of 4.0%. In August 2021, we refinanced the bridge loan with a senior secured term loan pursuant to which we committed to fund $23.0 million and $18.0 million of which was funded on the closing date. The refinancing senior secured term loan has a per annum interest rate of LIBOR plus 12.0% with a LIBOR floor of 1.0% and PIK interest rate of 2.0% per annum. The PIK interest rate will step down to 0.0% once certain criteria are met in accordance with the loan agreement. The loans under the refinancing senior secured term loan facility have a maturity date of September 1, 2025 and an agent fee of 1.0% of the total loan commitment amount payable on the closing date and 1.0% of the outstanding principal balance of the term loans payable annually thereafter. The loans also have an exit fee of 4.0% (which may be reduced to 2.0% once certain criteria are met as defined in the loan agreement (including the meeting of certain financial metrics)), OID of 4.0% and an interest reserve of $1.5 million. As part of the agreement to refinance the bridge loan, the borrower was credited for a portion of the original OID and agent fee paid in connection with the bridge loan.

In July 2021, Private Company I refinanced their bridge loan, which had a maturity date of July 9, 2021, an interest rate of 13.0% and OID of 4.0%. The new senior secured loan of $15.5 million was syndicated by our Manager between us and A BDC Warehouse, LLC (“ABW”), an affiliate of ours that is wholly-owned by Mr. and Mrs. Tannenbaum, with ABW holding approximately one-third of the principal amount. We committed and funded approximately $10.1 million of the new loan which has a per annum interest rate of 12.0% plus LIBOR, with a LIBOR floor of 1.0%, and PIK interest rate of 2.5%. The loan has a maturity date of August 1, 2026, an exit fee of 3.0% and OID of 4.0%. As part of the refinancing agreement, the exit fee on the bridge loan was waived and the borrower was credited for a portion of the original OID on the bridge loan.

Index
In July 2021, Flower Loan Holdco, LLC (“FLH”), an affiliated entity in which Mr. Tannenbaum is the majority ultimate beneficial owner, purchased approximately $8.5 million of the Private Company A Credit Facility from a third-party lender, and we had a 30-day option to purchase such amount from FLH. Our credit agreement with Private Company A (the “Private Company A Credit Agreement” and, together with the related loan documents, the “Private Company A Credit Documents”) was amended and restated (such amendment and restatement, the “A&R Private Company A Credit Agreement”) concurrently to, among other things add an additional tranche of loans, which increased the aggregate loan commitments thereunder by $30.0 million, $10.0 million of which our Manager syndicated to ABW, and $20.0 million of which are held by us, as designee of the Agent. The A&R Private Company A Credit Agreement has a maturity date of May 8, 2024. The original tranche of term loans has an exit fee of 2.0% of the original tranche term loan amount (excluding any unfunded portions of the original tranche term loan amount) and the additional tranche of term loans has an exit fee of 2.0% of the total amount of such additional tranches (excluding any unfunded portions of the additional tranche term loan amount). The original tranche of term loans has an agent fee of 1.0% of the total loan commitment amount payable annually. The second tranche of term loans has an agent fee of (i) 0.3333% of the total loan commitment amount of the additional tranche of term loans payable on the closing date of the A&R Private Company A Credit Agreement and (ii) 0.6667% of the total loan commitment amount of the additional tranche payable subject to the satisfaction of certain conditions precedent. The Private Company A Credit Facility bears interest at (i) a fixed interest rate of 13.0% per annum, payable in cash, and (ii) a blended PIK interest rate of 3.4% per annum, payable in kind, across the two tranches of loans under the Private Company A Credit Facility. The Private Company A Credit Facility included an upfront fee of 4.0% on the aggregate amount funded of the original tranche of term loans payable on the closing date of the original tranche of term loans and an unused line fee of 2.0% of the amount of any unfunded portion of the term loans payable annually. In connection with certain financing accommodations, a fee of $750,000 was payable to the Agent by the borrower on the closing date thereof. The A&R Private Company A Credit Agreement also included an OID of $200,000 payable on the closing date of the A&R Private Company A Credit Agreement and $400,000 payable to lenders, subject to the satisfaction of certain conditions precedent.

In September 2021, we entered into (i) an Assignment and Acceptance (the “September Loan Assignment”) with FLH, Private Company A, as borrower, and our Manager, as the agent, pursuant to which we acquired FLH’s interest in the $8.5 million portion of the loan to Private Company A under the Private Company A Credit Facility, for a purchase price of approximately $8.5 million (which equaled the outstanding principal amount of the loan plus any accrued and unpaid interest and less any unaccreted original issue discount) and (ii) a letter agreement (the “September Commitment Assignment” and, together with the September Loan Assignment, the “September Assignments”) with our Manager, pursuant to which our Manager assigned to us its commitment to make loans to Private Company A in a principal amount of up to $20.0 million under the Private Company A Credit Facility, which was funded in September 2021. We did not pay any consideration to our Manager for our acquisition of our Manager’s loan commitments under the A&R Private Company A Credit Agreement pursuant to the September Commitment Assignment. As a result of the September Assignments, the total loan commitments to Private Company A under the Private Company A Credit Facility increased to an aggregate commitment amount of $72.5 million, of which our total loan commitments accounted for $62.5 million.

In September 2021, we entered into an amended and restated credit agreement (the “A&R Sub. of Private Co. G Credit Agreement”) related to the Sub. of Private Co. G Credit Facility to, among other things, increase the total loan commitments by $53.4 million across three tranches, with approximately $10.0 million of new loan commitments allocated to ABW and the remaining $43.4 million of new loan commitments allocated to us. The loan has a maturity date of May 1, 2026, an annual agent fee of 1.0% of the total loan commitment amount and an exit fee of 10.0%, which will be reduced to 5.0% upon the satisfaction of certain specified criteria. One of the tranches of loans, representing $10.0 million in total commitments of which we funded approximately $8.1 million, has a per annum interest rate of 9.0%. The other two tranches of loans have a per annum interest rate of 12.0% plus LIBOR, with a 1.0% LIBOR floor, and PIK interest rate of 2.0% per annum. As a result of the increased loan commitments, the total loan commitments under the A&R Sub. of Private Co. G Credit Agreement equal $75.4 million, of which our total loan commitments account for $65.4 million.

In September 2021, we sold $10.0 million of our $15.0 million loan to Public Co. E for 104% of par amount generating a realized gain of $0.4 million. In October 2021, we sold our remaining investment in the loan to Public Company E to a third party in a private transaction. We received net proceeds from the sale of approximately $5.1 million.

Dividends Declared Per Share

In September 2021, we declared a regular cash dividend of $0.43 per share of our common stock, relating to the third quarter of 2021 which was paid on October 15, 2021 to stockholders of record as of September 30, 2021. The aggregate amount of the regular cash dividend payment was approximately $7.1 million. The payment of these dividends is not indicative of our ability to pay such dividends in the future.

Index
Recent Developments

Subsequent to September 30, 2021, we have closed one loan, had new commitments of $50.0 million, and funded approximately $52.3 million of principal.

In October 2021, we entered into an additional commitment for a $50.0 million senior term loan with Public Company F, as part of a $120 million third tranche under Public Company F’s senior secured credit facility and funded $50.0 million of principal less OID of $1.2 million for net funding of $48.8 million at closing. Following the expansion, our total loan commitments to Public Company F increased to an aggregate principal amount of $60.0 million, including $10.0 million of the second tranche funded in May 2021.

On November 3, 2021, we issued $100 million in aggregate principal amount of senior unsecured notes due May 1, 2027 (the “20217 Senior Notes”). The 2027 Senior Notes accrue interest at a rate of 5.75% per annum. Interest on the 2027 Senior Notes is due semi-annually on May 1 and November 1 of each year, beginning on May 1, 2022. The net proceeds from the Offering were approximately $97 million, after deducting the initial purchasers’ discounts and commissions and estimated offering fees and expenses payable by the Company. We intend to use the net proceeds from the issuance of the 2027 Senior Notes to fund debt investments and for general corporate purposes. The 2027 Senior Notes are guaranteed by any of our existing and future subsidiaries, other than those Immaterial Subsidiaries (as defined in the Indenture). The terms of the 2027 Senior Notes are governed by an Indenture, dated November 3, 2021, among the Company, as issuer, and TMI Trust Company, as trustee.

On November 3, 2021, we entered into the Second Amendment to the Revolving Credit Agreement with AFC Finance, LLC (the “Second Amendment”). Under the Second Amendment, payments to AFC Finance, LLC for interest, commitment fees and unused fees (net applicable taxes) are required to go toward the support charitable organizations to be designated by AFC Finance, LLC. The Second Amendment (i) increased the loan commitment from $50,000,000 to $75,000,000; (ii) decreased the interest rate from 6% per annum to 4.75% per annum; (iii) introduced a one-time commitment fee of 0.25%, to be paid in three quarterly installments, and an unused line fee of 0.25% per annum, to be paid quarterly in arrears; (iv) provided an optional buyout provision for the holders of our 2027 Senior Notes upon an event of default under the Revolving Credit Agreement and (v) extended the fixed element of the maturity date from December 31, 2021 to September 30, 2022. Pursuant to the Second Amendment, we incurred a one-time commitment fee expense of $187,500, payable in three quarterly installments beginning in the first quarter of 2022, which will support charitable organizations, as provided in the Second Amendment

Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings, Adjusted Distributable Earnings, book value per share and dividends declared per share.

Non-GAAP Metrics

Distributable Earnings and Adjusted Distributable Earnings

In addition to using certain financial metrics prepared in accordance with United States generally accepted accounting principles (“GAAP”) to evaluate our performance, we also use Distributable Earnings and Adjusted Distributable Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments we believe are not necessarily indicative of our current loan activity and operations. Each of Distributable Earnings and Adjusted Distributable Earnings is a measure that is not prepared in accordance with GAAP. We use these non-GAAP financial measures both to explain our results to stockholders and the investment community and in the internal evaluation and management of our businesses.  Our management believes that these non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors and stockholders to assess the overall performance of our business using the same tools that our management uses to evaluate our past performance and prospects for future performance.

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

Index
We believe providing Distributable Earnings and Adjusted Distributable Earnings on a supplemental basis to our net income as determined in accordance with GAAP is helpful to stockholders in assessing the overall performance of our business. As a REIT, we are required to distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of such taxable income. Given these requirements and our belief that dividends are generally one of the principal reasons that stockholders invest in our common stock, we generally intend to attempt to pay dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our Board. Distributable Earnings is one of many factors considered by our Board in declaring dividends and, while not a direct measure of net taxable income, over time, the measure can be considered a useful indicator of our dividends.

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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Adjusted Distributable Earnings:

	For the three months ended September 30, 2021	Period from July 31, 2020 to September 30, 2020	For the nine months ended September 30, 2021	Period from July 31, 2020 to September 30, 2020
Net Income	$7,930,680	$2,106,250	$13,959,222	$2,106,250
Adjustments to net income
Non-cash equity compensation expense	51,429	-	1,662,001	-
Depreciation and amortization	-	-	-	-
Unrealized (gain), losses or other non-cash items	(1,423,929)	(1,563,800)	(796,368)	(1,563,800)
Provision for current expected credit losses	660,612	-	1,372,498	-
Other adjustments	(62,320)	-	(62,320)	-
One-time events pursuant to changes in GAAP and certain non-cash charges	-	-	-	-
Distributable Earnings	$7,156,472	$542,450	$16,135,033	$542,450
Adjustments to Distributable Earnings
Organizational expense	-	616,190	-	616,190
Adjusted Distributable Earnings	$7,156,472	$1,158,640	$16,135,033	$1,158,640
Basic weighted average shares of common stock outstanding (in shares)	16,402,984	5,376,411	12,368,977	5,376,411
Adjusted Distributable Earnings per weighted Average Share	$0.44	$0.22	$1.30	$0.22

Book Value Per Share

We believe that book value per share is helpful to stockholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our common stock as of September 30, 2021 and December 31, 2020 was approximately $16.69 and $14.83, respectively, on a post-split basis.

Dividends Declared Per Share

In September 2021, we declared a regular cash dividend of $0.43 per share of our common stock, relating to the third quarter of 2021 which was paid on October 15, 2021 to stockholders of record as of September 15, 2021. The aggregate amount of the regular cash dividend payment was approximately $7.1 million.

For the quarter ended June 30, 2021, we previously declared and paid a regular cash dividend of $0.38 per share of our common stock on June 30, 2021, to stockholders of record as of June 15, 2021. The aggregate amount of the second quarter cash dividend payment was approximately $5.1 million.

Index
For the quarter ended March 31, 2021, we previously declared and paid a regular cash dividend of $0.36 per share of our common stock on March 31, 2021, to stockholders of record as of March 15, 2021. The aggregate amount of the first quarter cash dividend payment was approximately $2.2 million.

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

Results of Operations

We commenced operations on July 31, 2020 and therefore, the comparative period for the three and nine months ended September 30, 2021 is from July 31, 2020 to September 30, 2020 (the “Prior Period” or “period ended September 30, 2020”). Differences in the results of operations compared to the Prior Period are mainly due to the Prior Period only including approximately two months of operations compared to the three and nine months period ended September 30, 2021. Results for the initial periods of our operations are not indicative of the results we expect when our investment strategy has been fully implemented.

Our net income allocable to our common stockholders for the three and nine months ended September 30, 2021 was approximately $7.9 million and $14.0 million or $0.48 and $1.13 per basic weighted average common share, respectively, compared to net income allocable to our common stockholders of $2.1 million or $0.39 per basic weighted average common share for the period ended September 30, 2020. Net income of approximately $7.9 million and $14.0 million for the three and nine months ended September 30, 2021, respectively, was comprised of approximately $10.6 million and $24.1 million in total revenues, operating expenses of approximately $1.3 million and $2.8 million, stock-based compensation expense of $0.1 million and approximately $1.7 million, management and incentive fees of approximately $2.5 million and $5.5 million, change in the provision for current expected credit losses of approximately $0.7 million and $1.4 million, realized gains on loans of $0.4 million and $0.4 million and a net change in unrealized gain on loans of approximately $1.4 million and $0.8 million, respectively. Net income of approximately $2.1 million for the period ended September 30, 2020 was comprised of approximately $1.6 million in total revenues, operating expenses of approximately $0.9 million, management fees of approximately $0.1 million and a net change in unrealized gain on loans of approximately $1.6 million.

Investments in loans held at fair value are recorded on the trade date at cost, which reflects the amount of principal funded net of any original issue discounts. An unrealized gain arises when the value of the loan portfolio exceeds its cost, and an unrealized loss arises when the value of the loan portfolio is less than its cost. The net change in unrealized gain of approximately $1.4 million and $0.8 million for the three and nine months ended September 30, 2021, respectively, was mainly driven by the net change in the valuation of the loans. The net change in unrealized gain of approximately $1.6 million for the period ended September 30, 2020 was mainly driven by the net change in the valuation of the loans.

For the three and nine months ended September 30, 2021, we incurred fees earned by our Manager for a Base Management Fee of $773,729 and $1,624,485, which was net of a Base Management Fee Rebate of $256,989 and $677,439, respectively. The Incentive Compensation fees earned by our Manager for the three and nine months ended September 30, 2021 were $1,769,207 and $3,873,984, respectively. For the period ended September 30, 2020, we incurred fees earned by our Manager for a Base Management Fee of $142,067, which was net of a Base Management Fee Rebate of $84,167, and our Manager waived any incentive fees.

For the three and nine months ended September 30, 2021, our Manager will be reimbursed for $625,711 and $1,415,217, respectively, for out-of-pocket costs incurred on our behalf. For the period ended September 30, 2020, our Manager was reimbursed for $165,434 for out-of-pocket costs incurred on our behalf.

Index
Provision for Current Expected Credit Losses

For the nine months ended September 30, 2021, the increase to our provision for current expected credit loss was $1,372,498 and the balance as of September 30, 2021 was $1,837,895 or approximately 118 basis points of our total loans held at carrying value and loans receivable at carrying value commitment balance of $155,936,236 and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loans receivable at carrying value of $1,145,629 and (ii) a liability for unfunded commitments of $692,266. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.

Loan Portfolio

As of September 30, 2021 and December 31, 2020, our portfolio included three and four loans, respectively, held at fair value. The aggregate originated commitment under these loans was approximately $75.9 million and $59.9 million, respectively, and outstanding principal was approximately $77.0 million and $50.8 million as of September 30, 2021 and December 31, 2020, respectively.  For the nine months ended September 30, 2021, the Company funded approximately $37.7 million of outstanding principal and had repayments of approximately $13.1 million. As of September 30, 2021 and December 31, 2020, 0% and approximately 6.0%, respectively, of the Company’s loans held at fair value have floating interest rates.  As of December 31, 2020, these floating rates were subject to LIBOR floors, with a weighted average floor of 2.5%, calculated based on loans with London Interbank Offered Rate (“LIBOR”) floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The following tables summarize the Company’s loans held at fair value as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
	Fair Value (2)	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Remaining Life (Years)(3)

Senior Term Loans	$76,293,824	$73,934,116	$76,995,548	2.5
Total loans held at fair value	$76,293,824	$73,934,116	$76,995,548	2.5

	As of December 31, 2020
	Fair Value (2)	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Remaining Life (Years)(3)

Senior Term Loans	$48,558,051	$46,994,711	$50,831,235	3.3
Total loans held at fair value	$48,558,051	$46,994,711	$50,831,235	3.3

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted purchase discount, deferred loan fees and loan origination costs.

(2)	Refer to Note 14 to our unaudited consolidated financial statements included elsewhere in this quarterly report.

(3)	Weighted average remaining life is calculated based on the fair value of the loans as of September 30, 2021 and December 31, 2020.

The following table presents changes in loans held at fair value as of and for the nine months ended September 30, 2021:

	Principal	Original Issue Discount	Unrealized Gains/ (Losses)	Fair Value

Total loans held at fair value at December 31, 2020	$50,831,235	$(3,836,524)	$1,563,340	$48,558,051
Change in unrealized gains / (losses) on loans at fair value, net	-	-	796,368	796,368
New fundings	37,701,104	(1,130,623)	-	36,570,481
Loan repayments	(12,000,000)	-	-	(12,000,000)
Loan amortization payments	(1,093,659)	-	-	(1,093,659)
Accretion of original issue discount	-	1,905,715	-	1,905,715
PIK interest	1,556,868	-	-	1,556,868
Total loans held at fair value at September 30, 2021	$76,995,548	$(3,061,432)	$2,359,708	$76,293,824

Index
As of September 30, 2021 and December 31, 2020, our portfolio included 12 and three loans, respectively, held at carrying value. The aggregate originated commitment under these loans was approximately $217.0 million and $44.0 million, respectively, and outstanding principal was approximately $164.4 million and $33.9 million, respectively, as of September 30, 2021 and December 31, 2020.  During the nine months ended September 30, 2021, we funded approximately $139.2 million of outstanding principal. As of September 30, 2021 and December 31, 2020, approximately 67.9% and 35%, respectively, of our loans held at carrying value have floating interest rates.  These floating rates are subject to London Interbank Offered Rate (“LIBOR”) floors, with a weighted average floor of 1.0% and 1.0%, respectively, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The following tables summarize the Company’s loans held at carrying value as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years)(2)

Senior Term Loans	$164,361,340	$(11,199,559)	$153,161,781	4.0
Total loans held at carrying value	$164,361,340	$(11,199,559)	$153,161,781	4.0

	As of December 31, 2020
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years)(2)

Senior Term Loans	$33,907,763	$(2,070,732)	$31,837,031	4.7
Total loans held at carrying value	$33,907,763	$(2,070,732)	$31,837,031	4.7

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount and loan origination costs.

(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of September 30, 2021 and December 31, 2020.

The following table presents changes in loans held at carrying value as of and for the nine months ended September 30, 2021:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2020	$33,907,763	$(2,070,732)	$31,837,031
New fundings	139,222,598	(11,261,001)	127,961,597
Accretion of original issue discount	-	2,132,174	2,132,174
Realized gain on sale of loans	400,000	-	400,000
Sale of loans	(10,400,000)	-	(10,400,000)
PIK interest	1,230,979	-	1,230,979
Total loans held at carrying value at September 30, 2021	$164,361,340	$(11,199,559)	$153,161,781

As of September 30, 2021 and December 31, 2020, our portfolio included one loan receivable at carrying value. The originated commitment under this loan was approximately $4.0 million and outstanding principal was approximately $2.8 million and $3.4 million as of September 30, 2021 and December 31, 2020, respectively.  During the nine months ended September 30, 2021, we received repayments of approximately $0.6 of outstanding principal.

Index
The following table presents changes in loans receivable as of and for the nine months ended September 30, 2021:

	Principal	Original Issue Discount	Carrying Value

Total loans receivable at carrying value at December 31, 2020	$3,352,176	$(3,913)	$3,348,263
Principal repayment of loans	(574,735)	-	(574,735)
Accretion of original issue discount	-	927	927
Total loans receivable at carrying value at September 30, 2021	$2,777,441	$(2,986)	$2,774,455

The below table summarizes our total loan portfolio as of September 30, 2021:

Loan Names	Status	Original Funding Date(1)	Loan Maturity	AFCG Loan, net of Syndication	% of Total AFCG	Principal Balance as of 9/30/2021	Cash Interest Rate	PIK(7)	Fixed/ Floating	Amortization During Term	YTM (2)(3)
Public Co. A - Real Estate Loan	Funded	7/3/2019	1/26/2023	$2,940,000	1.0%	$2,940,000	12.0%	2.0%	Fixed	No	19%
Public Co. A - Equipment Loans	Funded	8/5/2019	3/5/2024	4,000,000	1.3%	2,777,441	12.0%	N/A	Fixed	Yes	19%
Private Co. A	Funded	5/8/2020	5/8/2024	62,500,000	21.1%	63,391,847	13.0%	3.4%	Fixed	Yes	22%
Private Co. B	Funded	9/10/2020	9/1/2023	10,500,000	3.5%	10,663,701	13.0%	4.0%	Fixed	Yes	26%
Private Co. C	Funded	11/5/2020	12/1/2025	22,000,000	7.4%	19,333,872	13.0%	4.0%	Floating	Yes	22%
Sub. of Public Co. D(4)	Funded	12/18/2020	12/18/2024	10,000,000	3.4%	10,000,000	12.9%	N/A	Fixed	No	14%
Private Co. D	Funded	12/23/2020	1/1/2026	12,000,000	4.0%	12,169,041	13.0%	2.0%	Fixed	Yes	20%
Private Co. E	Funded	3/30/2021	4/1/2026	21,000,000	7.1%	14,220,552	13.0%	4.0%	Floating	Yes	26%
Private Co. F	Funded	4/27/2021	5/1/2026	13,000,000	4.4%	9,799,658	13.0%	4.0%	Fixed	Yes	28%
Public Co. E(4)(5)	Funded	4/29/2021	4/29/2025	5,000,000	1.7%	5,000,000	13.0%	N/A	Fixed	Yes	17%
Sub of Private Co. G	Funded	4/30/2021	5/1/2026	65,400,000	22.0%	42,945,657	12.5%	1.8%	Floating	Yes	20%
Sub of Private Co. H(6)	Funded	5/11/2021	5/11/2023	5,781,250	1.9%	5,781,250	15.0%	N/A	Fixed	No	20%
Public Co. F	Funded	5/21/2021	5/30/2023	10,000,000	3.4%	10,000,000	9.8%	N/A	Fixed	No	12%
Private Co. I	Funded	7/14/2021	8/1/2026	10,075,000	3.4%	10,109,310	13.0%	2.5%	Floating	Yes	18%
Private Co. K	Funded	8/20/2021	8/3/2026	19,750,000	6.7%	7,000,000	13.0%	-	Floating	Yes	17%
Private Co. J	Funded	8/30/2021	9/1/2025	23,000,000	7.7%	18,002,000	13.0%	2.0%	Floating	Yes	19%
SubTotal				$296,946,250	100.0%	$244,134,329	12.8%	2.4%			21%
											Wtd Average

Borrower names have been kept confidential due to confidentiality agreement obligations.

(1)	All loans originated prior to July 31, 2020 were purchased from an affiliated entity at fair value which approximated accreted and/or amortized cost plus accrued interest on July 31, 2020.

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

The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain of our credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Actual results could differ from those estimates and assumptions.

Index
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

(5)	In October 2021, the loan to Public Company E was sold for 101% of par value to a third party in a private transaction. Refer to “—Recent Developments” for more information on the sale.

(6)
Loan to Subsidiary of Private Company H does not reflect the borrower’s option to request up to two maturity extensions each for an additional six months from the then-existing loan maturity date. The first extension, which is available at the borrower’s sole option, is subject to a payment of a 2.0% fee. The second extension is subject to the approval of all lenders.

(7)
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

Private Company A
Multi-state operator with operations in six states and licenses in seven states. Private Company A is a vertically integrated cultivator and retailer of both medical and adult-use cannabis that primarily operates under its own brand. Private Company A’s business segments include cultivation, extraction and processing, retail products, and dispensaries. The real estate collateral of Private Company A consists of three cultivation facilities across Arizona and Michigan and 11 dispensaries across Arizona, Maryland, Massachusetts and Michigan.

Private Company B
Single-state operator currently constructing an indoor cultivation facility to wholesale product to the medical and adult use markets in Michigan. Private Company B produces high-end cannabis strains and intends to focus on the high-end, top-tier cannabis niche. The management team has over 20 years’ experience in the cannabis industry, including 10 years in Michigan. The real estate collateral for Private Company B consists of a cultivation facility in Michigan.

Private Company C
Single-state vertically integrated cultivator and retailer of medical cannabis. Private Company C operates under a Chapter 20 Clinical Registrant license and has partnered to collaborate on multifaceted studies to substantiate safety and positive therapeutic outcomes. Private Company C currently operates a cultivation facility and three dispensaries with the ability to add three additional dispensary locations. The real estate collateral of Private Company C consists of a cultivation facility, which is still under partial construction, and three dispensaries in Pennsylvania. The cultivation facility is expected to be fully completed November 2021.

Subsidiary of Public Company D
Public Company D participates in the medical and adult use market across Canada and in several U.S. states where cannabis has been legalized for therapeutic or adult use. Subsidiary of Public Company D is a premier medical marijuana cultivator, processor and distributor in Pennsylvania. Public Company D also has operations in California and New Jersey. The real estate collateral for Subsidiary of Public Company D consists of a cultivation facility in Pennsylvania.

Private Company D
Multi-state operator who operates five dispensaries, the maximum amount of dispensaries allowed by law for any operator, in the State of Ohio and one dispensary in Arkansas. Private Company D historical. focus has been dispensary operations and has licenses in other states, where it also operates dispensaries. The real estate collateral for Private Company D consists of three dispensaries across Ohio and Arkansas.

Index
Private Company E
Single-state operator who operates one dispensary and is currently constructing an indoor cultivation and processing facility to wholesale product for medical use in Ohio. Private Company E approaches the medical cannabis market from the healthcare and scientific perspectives of its founders and key executives, differentiating it in the industry. The real estate collateral for Private Company E consists of a cultivation and processing facility, which is still under construction, and a dispensary in Ohio. The cultivation and processing facility construction is expected to be completed in second quarter of 2022.

Private Company F
Single-state operator currently constructing a cultivation and manufacturing facility and two dispensaries in Missouri and will lease two additional dispensary locations for a total of four dispensaries in the state. Private Company F’s management team has extensive experience operating retail operations in other states. The real estate collateral for Private Company F consists of a cultivation and manufacturing facility and two dispensaries in Missouri. Construction on the cultivation and manufacturing facility and dispensaries is expected to be completed in the fourth quarter of 2021.

Public Company E
Multi-state operator with operations in four states. Public Company E is a vertically integrated cultivator and retailer in both Florida and Texas with cultivation in Michigan and retail operations in Pennsylvania. Public Company E’s Florida operations consist of two cultivation and processing locations as well as 27 dispensaries across the state. The real estate collateral for Public Company E consists of a cultivation facility in Michigan.

Subsidiary of Private Company G
Private Company G is a multi-state operator with assets across nine states. Subsidiary of Private Company G operates in New Jersey as an alternative treatment center which allows for one cultivation facility and three dispensary operations, all of which are being constructed using the proceeds of the loan to Subsidiary of Private Company G. The real estate collateral for Subsidiary of Private Company G consists of a cultivation facility and dispensary operation in New Jersey. Construction on the cultivation facility is expected to be completed in the third quarter of 2022.

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

Private Company J
Private Company J is a single-state, vertically integrated cultivator, processor, and retailer of medical cannabis. Private Company J operates in the state of Missouri with the maximum number of allowed cannabis licenses, including three cultivation licenses and five retail licenses. Private Company J is currently operating all five dispensaries and two of its cultivation facilities while constructing a third cultivation facility. The real estate collateral for Private Company J consists of a to-be-built cultivation facility. Construction on the cultivation facility is expected to begin in the first quarter of 2022.

Private Company K
Private Company K is a single-state operator constructing a facility housing cultivation, manufacturing and retail operations as well as two separate dispensaries, all of which are located in Massachusetts. The cultivation facility will be operating under a Tier 6 cannabis license and all of Private Company K’s facilities, including the two separate dispensaries, are approved for both medical and adult use production and/or retail, as applicable. The real estate collateral for Private Company K includes the to-be-built cultivation, manufacturing and retail facility. Construction on the cultivation, manufacturing and retail facility as well as the two separate dispensaries are expected to be completed across the first and second quarters of 2022.

Index
Collateral Overview

Our loans are secured by various types of assets of our borrowers, including real property and certain personal property, including the value associated with licenses, equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.  As of September 30, 2021, our portfolio of loans had weighted average real estate collateral coverage of approximately 1.1 times our aggregate committed principal amount of such loans. This value was measured at the time of underwriting and based on various sources of data available at such time. To the extent the applicable loan is intended to fund any acquisitions and/or construction, the weighted average real estate collateral coverage includes expected total cost basis on such future construction and/or acquisitions plus appraised value.

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

As of September 30, 2021 and December 31, 2020, all of our cash was unrestricted and totaled approximately $70.0 million and $9.6 million, respectively.

The sources of financing for our target investments are described below.

Revolving Credit Facility

Pursuant to the terms of the Revolving Credit Agreement, as amended, our Revolving Credit Facility provides revolving loan commitments of up to $75.0 million and bears interest at a fixed rate of 4.75% per annum, payable in cash in arrears. Following the effective date of the Second Amendment, funds paid to AFC Finance, LLC for interest, commitment fees and unused fees (net applicable taxes) will go to support charitable organizations.

As of September 30, 2021 and December 31, 2020, we did not have any borrowings outstanding under our Revolving Credit Agreement. Future proceeds under the Revolving Credit Agreement are available to fund loans and bridge capital contributions and for general corporate purposes. In connection with the Second Amendment dated November 3, 2021, we incurred a one-time commitment fee of 0.25%, or $187,500, payable in three quarterly installments beginning in the first quarter of 2022. See above under “Recent Developments” for additional information regarding the Second Amendment. Following the Second Amendment, the Revolving Credit Facility has an unused line fee of 0.25% per annum, to be paid quarterly in arrears. Our obligations under the Revolving Credit Agreement and the other loan documents delivered in connection therewith are secured by a first priority security interest in substantially all of our existing and future assets. The maturity date of the Revolving Credit Agreement is the earlier of (i) September 30, 2022 and (ii) a Refinancing Credit Facility. The Revolving Credit Agreement provides for certain covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. To the best of our knowledge, as of September 30, 2021, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement. In addition, the Revolving Credit Agreement contains customary events of default. In the case of an event of default, the lender may terminate the commitments under the secured revolving credit facility and require immediate repayment of all outstanding borrowings. Such termination and acceleration would occur automatically in the event of certain bankruptcy events.

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

Index
2027 Senior Notes

On November 3, 2021, we issued $100 million in aggregate principal amount of our 2027 Senior Notes. The 2027 Senior Notes accrue interest at a rate of 5.75% per annum. Interest on the 2027 Senior Notes is due semi-annually on May 1 and November 1 of each year, beginning on May 1, 2022. The net proceeds from the Offering were approximately $97 million, after deducting the initial purchasers’ discounts and commissions and estimated offering fees and expenses payable by the Company. We intend to use the net proceeds from the issuance of the 2027 Senior Notes (i) to fund loans related to unfunded commitments to existing borrowers, (ii) to originate and participate in commercial loans to companies operating in the cannabis industry that are consistent with our investment strategy and (iii) for working capital and other general corporate purposes. The terms of the 2027 Senior Notes are governed by the Indenture. Under the Indenture governing the 2027 Senior Notes, we are required to cause all of our existing and future subsidiaries to guarantee the 2027 Senior Notes, other than certain immaterial subsidiaries as set forth in the Indenture. The 2027 Senior Notes are currently not guaranteed by any of our subsidiaries.

On or after February 1, 2027, we may, at our option, redeem the 2027 Senior Notes in whole or in part at a price equal to 100% of the principal amount of the notes being redeemed, plus a make-whole premium and accrued and unpaid interest thereon to, but excluding, the applicable redemption date.

The Indenture governing the 2027 Senior Notes contains customary terms and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional indebtedness unless the Annual Debt Service Charge (as defined in the Indenture) is no less than 1.5 to 1.0, (2) incur or maintain total debt in an aggregate principal amount greater than 60% of our consolidated Total Assets (as defined in the Indenture), (3) incur or maintain secured debt in an aggregate principal amount greater than 25% of our consolidated Total Assets (as defined in the Indenture); and (4) merge, consolidate or sell substantially all of our assets. We were in compliance with the terms of the Indenture as of this quarterly report.

The table below sets forth the material terms of our outstanding senior notes as of November 3, 2021:

Senior Notes	Issue Date	Amount Outstanding	Interest Rate Coupon	Maturity Date	Interest Due Dates	Optional Redemption Date
2027 Senior Notes	Nov 3, 2021	$100 million	5.75%	May 1, 2027	May 1 & Nov 1	Feb 1, 2027

Debt Service

As of September 30, 2021, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next 12 months will be sufficient to service our outstanding debt during the next 12 months.

Capital Markets

We may seek to raise further equity capital and issue debt securities in order to fund our future investments in loans.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the nine months ended September 30, 2021 and for the period from July 31, 2020 to September 30, 2020:

	For the nine months ended September 30, 2021	Period from July 31, 2020 to September 30, 2020
Net Income	$13,959,222	$2,106,250
Adjustments to reconcile net income to net cash provided by / (used in) operating activities and changes in operating assets and liabilities	(6,353,478)	(2,162,678)
Net cash provided by / (used in) operating activities	7,605,744	(56,428)
Net cash used in investing activities	(121,463,591)	(642,660)
Net cash provided by financing activities	174,208,418	31,946,092
Change in cash, cash equivalents and restricted cash	$60,350,571	$31,247,004

Net Cash Provided by / (Used in) Operating Activities

For the nine months ended September 30, 2021, net cash provided by operating activities totaled approximately $7.6 million. For the nine months ended September 30, 2021, adjustments to net income related to operating activities primarily included net change in unrealized gain on loans at fair value of approximately $0.8 million, stock-based compensation expense of approximately $1.7  million, PIK interest of approximately $2.8 million, accretion of deferred loan original issue discount and other discounts of approximately $4.0 million, provision for current expected credit losses of approximately $1.4 million and change in other assets and liabilities of approximately $1.4 million.

Index
For the period ended September 30, 2020, net cash used in operating activities totaled approximately $0.1 million. For the period ended September 30, 2020, adjustments to net income related to operating activities primarily included net change in unrealized gain on loans at fair value of approximately $1.6 million, PIK interest of approximately $0.1 million, accretion of deferred loan original issue discount and other discounts of approximately $0.2 million and changes in other assets and liabilities of approximately $0.3 million.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities totaled approximately $121.5 million. The net cash used in investing activities was primarily a result of the cash used for the origination and funding of loans held for investment of approximately $156.3 million exceeding the cash received from principal repayment of loans held for investment of approximately $22.2 million, cash received from the sale of loans of $10.4 million, and cash received from the sale of Assigned Rights of approximately $2.3 million for the nine months ended September 30, 2021.

For the period ended September 30, 2020, net cash used in investing activities totaled approximately $0.6 million. The net cash used in investing activities was primarily a result of the cash used for the origination and funding of loans held for investment of approximately $0.8 million exceeding the cash received from principal repayment of loans held for investment of approximately $0.1 million.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities totaled approximately $174.2 million and related to proceeds from the issuance of our common stock in our IPO and follow-on public offering of approximately $185.5 million, less offering costs of approximately $4.0 million and less approximately $7.3 million in dividends paid.

For the period ended September 30, 2020, net cash provided by financing activities totaled approximately $31.9 million and related to proceeds from the issuance of our common stock of approximately $31.9 million.

Contractual Obligations and Other Commitments

Our contractual obligations as of September 30, 2021 and December 31, 2020 are as follows:

	As of September 30, 2021
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded Commitments	$53,907,666	-	-	-	$53,907,666
Total	$53,907,666	-	-	-	$53,907,666

	As of December 31, 2020
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded Commitments	$19,825,119	-	-	-	$19,825,119
Total	$19,825,119	-	-	-	$19,825,119

As of September 30, 2021 and December 31, 2020, all unfunded commitments were due in less than one year.

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

Index
Leverage Policies

We currently do not intend to have leverage of more than one times equity and intend to have substantially less drawn on any revolving credit agreements than available commitments under those agreements. While we are required to maintain a leverage ratio in compliance with the 2027 Senior Notes Indenture, we expect to employ prudent amounts of leverage and, when appropriate, to use debt as a means of providing additional funds for the acquisition of loans, to refinance existing debt or for general corporate purposes. Leverage is primarily used to provide capital for forward commitments until additional equity is raised or additional medium- to long-term financing is arranged. This policy is subject to change by management and our Board.

Dividends

We have elected to be taxed as a REIT for United States federal income tax purposes and, as such, intend to annually distribute to our stockholders at least 90% of our REIT taxable income, prior to the deduction for dividends paid and excluding our net capital gain. If we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Internal Revenue Code of 1986, as amended (the “Code”)), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of (i) 85% of our ordinary income for the calendar year, (ii) 95% of our capital gain net income for the calendar year and (iii) any undistributed shortfall from its prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. The stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If we determine that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we will accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned.

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

Critical Accounting Policies and Estimates

As of September 30, 2021, there were no significant changes in or changes in the application of our critical accounting policies or estimates from those presented in our Final Prospectus, included in the Company’s Registration Statement on Form S-11, as amended (SEC File No. 333-257248).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, however this is mitigated to the extent our loans bear interest at a floating rate. As of September 30, 2021, a decrease of 50 bps or increase of 50 bps of the market yield would have resulted in a change in unrealized gain / (loss) of approximately $0.4 million and $(0.4) million, respectively. As of September 30, 2021, we had six floating-rate loans, representing approximately 45.7% of our loan portfolio based on aggregate outstanding principal balances, subject to a weighted average LIBOR floor of approximately 1% with LIBOR quoted as 0.080%. We estimate that a hypothetical 100 basis points increase in LIBOR would result in an increase in annual interest income of approximately $0.1 million and a decrease in LIBOR would not affect our interest income due to the LIBOR floor on our loans. This assumes that the weighted average LIBOR floor of our floating-rate loans remains at approximately 1%.

Index
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

As of September 30, 2021, six of our loans, representing approximately 45.7% of our loan portfolio based on total loan commitments, paid interest at a variable rate tied to LIBOR. If LIBOR is no longer available, our applicable loan documents generally allow us to choose a new index based upon comparable information. However, if LIBOR is no longer available, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our loans. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of loans that we are financing.

Changes in Fair Value of Our Assets

We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our balance sheet. As of September 30, 2021 and December 31, 2020,  three and four of our loans held for investment, respectively, were carried at fair value within loans held at fair value in our balance sheets, with changes in fair value recorded through earnings.

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

Index
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

Index
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-13, which replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”). We adopted ASU No. 2016-13 as of July 31, 2020, the date of our commencement of operations. Subsequent period increases and decreases to expected credit losses impact earnings and are recorded within provision for current expected credit losses in our statement of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASU No. 2016-13 is a valuation account that is deducted from the amortized cost basis of our loans held at carrying value and loans receivable at carrying value in our balance sheet. The CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within accounts payable and other liabilities in our balance sheet. Refer to Note 6 to our unaudited consolidated financial statements included elsewhere in this quarterly report for more information on CECL.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures.  Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. We are not party to any material pending legal proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.

Item 1A.	Risk Factors

Except as set forth below, during the quarter ended September 30, 2021, there were no material changes to the Risk Factors disclosed in Item 1A - “Risk Factors” in the Company’s Final Prospectus, included in the Company’s Registration Statement on Form S-11, as amended (SEC File No. 333-257248).

Risks Related to Our Business and Growth Strategy

Competition for the capital that we provide may reduce the return of our loans, which could adversely affect our operating results and financial condition.

We compete as an alternative financing provider of debt financing to cannabis companies. An increasing number of competitors have recently entered the marketplace, and these competitors may prevent us from making attractive loans on favorable terms. We expect over time that the increasing number of competitors will likely result in yields that are lower than our current yields. Our competitors may have greater resources than we do and may be able to compete more effectively as a capital provider. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

Additionally, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans, deploy more aggressive pricing and establish more relationships than us. Our competitors may also adopt loan structures similar to ours, which would decrease our competitive advantage in offering flexible loan terms. In addition, due to a number of factors (including but not limited to potentially greater clarity and/or unification of the laws and regulations governing cannabis by states and the federal government including through federal legislation or descheduling of cannabis, which may, in turn, encourage additional federally-chartered banks to provide their services to cannabis-related businesses), the number of entities and the amount of funds competing to provide suitable capital may increase, resulting in loans with terms less favorable to us. Moreover, we strategically benefit from the cannabis industry’s currently constrained access to U.S. capital markets and if such access is broadened, including if the New York Stock Exchange and/or the Nasdaq Stock Market were to permit the listing of plant-touching cannabis companies in the U.S., the demand among U.S. cannabis companies for private equity investments and debt financings, including our target loans, may materially decrease and could result in our competing with financial institutions that we otherwise would not. Any of the foregoing may lead to a decrease in our profitability, and may reduce our ability to pay interest on the Notes or repay the principal when due.

Index
Our Existing Portfolio contains loans to companies with operations that are geographically concentrated in Arizona, Arkansas, Florida, Illinois, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New Mexico, Ohio and Pennsylvania, and we will be subject to social, political and economic risks of doing business in those states and any other state in which we in the future have lending exposure.

As of September 30, 2021, our portfolio consisted of loans to 15 different borrowers (such loans, collectively, our “Existing Portfolio”). Our Existing Portfolio contains loans to companies with operations that are geographically concentrated in Arizona, Arkansas, Florida, Illinois, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New Mexico, Ohio and Pennsylvania. Circumstances and developments related to operations in these markets that could negatively affect our business, financial condition, liquidity and results of operations include, but are not limited to, the following factors:
•	the development and growth of applicable state cannabis markets (for example, the increase in additional dispensaries in certain states have diluted the value of the pre-existing dispensaries);
•
the responsibility of complying with multiple and likely conflicting state and federal laws, including with respect to retail sale, distribution, cultivation and manufacturing of cannabis, licensing, banking, and insurance;

•	unexpected changes in regulatory requirements and other laws, in particular licensing requirements;
•	difficulties and costs of managing operations in certain locations;
•	potentially adverse tax consequences;
•	the impact of national, regional or state specific business cycles and economic instability; and
•	access to capital may be more restricted, or unavailable on favorable terms or at all in certain locations.

Loans to relatively new and/or small companies and companies operating in the cannabis industry generally involve significant risks.

We primarily provide loans to established companies operating in the cannabis industry, but because the cannabis industry is relatively new and rapidly evolving, some of these companies may be relatively new and/or small companies. Loans to relatively new and/or small companies and companies operating in the cannabis industry generally involve a number of significant risks, including, but not limited to, the following:

•
these companies may have limited financial resources and may be unable to meet their obligations, which may be accompanied by a deterioration in the value of any collateral securing our loan and a reduction in the likelihood of us realizing a return on our loan;

•
they typically have shorter operating histories, narrower product lines and smaller market shares than larger and more established businesses, which tend to render them more vulnerable to competitors’ actions and market conditions (including conditions in the cannabis industry), as well as general economic downturns;

•
they typically depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse effect on such borrower and, in turn, on us;

•
there are a limited number of management teams in the cannabis industry that have U.S. public company experience. As a result, the management team of a borrower may not be familiar with U.S. securities laws and may have to expend time and resources becoming familiar with such laws;

•
there is generally less public information about these companies. Unless publicly traded, these companies and their financial information are generally not subject to the regulations that govern public companies, and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed lending decision and cause us to lose money on our loans;

•	they generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•
there is generally less market forecast information about the cannabis industry, making it difficult for our borrowers to forecast demand. If the market does not develop as a borrower expects, it could have a material adverse effect on its business;

•
we, our executive officers and directors and our Manager may, in the ordinary course of business, be named as defendants in litigation arising from our loans to such borrowers and may, as a result, incur significant costs and expenses in connection with such litigation;

•
changes in laws and regulations, as well as their interpretations, may have a disproportionate adverse effect on their business, financial structure or prospects compared to those of larger and more established companies; and

•	they may have difficulty accessing capital from other providers on favorable terms or at all.

Index
For example, the loan parties to our Public Company A loans previously defaulted on certain covenants under the applicable agreements governing their real estate loan and equipment loan with us. These defaults resulted from, among other things, the loan parties’ failure to timely pay taxes due, incurrence of mechanic’s liens and tax liens on assets, failure to notify the lenders of such failure to pay and incurrence of liens, failure to make payments due in January 2021 under the Public Company A loans in an aggregate amount of $789,177 owed to all lenders, failure to make payment obligations owed to third party creditors and failure to enter into specified debt restructuring transactions. Such defaults were unrelated to the COVID-19 pandemic. In January 2021, the loan parties entered into Modification Agreements for each of the Public Company A loans pursuant to which we agreed to forbear from exercising our rights and remedies regarding such defaults for certain considerations and on certain terms and conditions.

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

Under the modification agreement relating to the Public Company A equipment loan (the “Equipment Modification Agreement” and, together with the RE Modification Agreement, the “Modification Agreements”), we and the other lenders agreed to forbear until the earlier of February 5, 2024 and the existence of any new event of default, and the terms of the equipment loan were modified to, among other things, (i) amend the payment schedule allowing for reduced monthly payments for three months, with the reduced amounts amortized equally over the remaining monthly payments, (ii) add an exit fee of $500,000 due at the end of the term of the agreement governing the equipment loan, (iii) release a certain guarantor, and (iv) add a new parent company guarantee. Additional consideration for the Equipment Modification Agreement included (x) a modification fee in an amount equal to 6.0% per annum on the outstanding principal of the equipment loan from May 19, 2020 through and including the effective date of the Equipment Modification Agreement less certain fees previously paid, (y) an additional fee of $500,000 payable in equal monthly installments commencing April 5, 2021 and (z) reimbursement of certain expenses.

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

Risks Related to the Cannabis Industry and Related Regulations

Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability to execute our business plan.

All but three U.S. states have legalized, to some extent, cannabis for medical purposes. Thirty-seven states, the District of Columbia, Puerto Rico and Guam have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical purposes. Eighteen of those states and the District of Columbia and Northern Mariana have also legalized cannabis for adults for non-medical purposes.

Index
Under U.S. federal law, however, those activities are illegal. Cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a tetrahydrocannabinol concentration of not more than 0.3% on a dry weight basis), is a Schedule I controlled substance under the U.S. Controlled Substances Act (21 U.S.C. § 801, et seq.) (the “CSA”). Even in states or territories that have legalized cannabis to some extent, the cultivation, possession and sale of cannabis all remain violations of federal law that are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating these federal controlled substance laws, or conspire with another to violate them, and violating the federal cannabis laws is a predicate for certain other crimes under the anti-money laundering laws or The Racketeer Influenced and Corrupt Organizations Act. Monitoring our compliance with these laws is a critical component of our business. The U.S. Supreme Court has ruled that the federal government has the authority to regulate and criminalize the sale, possession and use of cannabis, even for individual medical purposes, regardless of whether it is legal under state law.

For over six years, however, and despite varying positions by U.S. Attorney Generals, the U.S. government has not enforced those laws against cannabis companies complying with state law, or their vendors. Industry observers anticipate no reversal of that policy of not enforcing against businesses complying with the state regulated cannabis programs under the Biden administration given his campaign’s position on cannabis and recent statements of Attorney General Merrick Garland, discussed below, although prosecutions against state-legal entities cannot be ruled out entirely at this time. We would likely be unable to execute our business plan if the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets, described below, and were to start strictly enforcing federal law regarding cannabis.

As a result of the conflict between state and federal law regarding cannabis, investments in cannabis businesses in the United States are subject to inconsistent legislation and regulation. On August 29, 2013, the U.S. Department of Justice (the “DOJ”) attempted to address this inconsistency and to provide guidance to enforcement agencies when former Deputy Attorney General James Cole, under the Obama administration, issued a memorandum on federal cannabis law enforcement. (the “Cole Memo”). Describing the criminal enforcement of federal cannabis prohibitions against those complying with state cannabis regulatory systems as an inefficient use of federal investigative and prosecutorial resources, the Cole Memo gave federal prosecutors discretion not to prosecute against state law compliant cannabis companies in states that were regulating cannabis so long as they were not violating eight federal priorities such as avoiding youth usage. On January 4, 2018, then acting U.S. Attorney General Jeff Sessions issued a memorandum to all U.S. Attorneys (the “Sessions Memo”) rescinding the Cole Memo. The Sessions Memo, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide to prosecute even state-legal cannabis activities. Since the Sessions Memo was issued over two-and-a-half years ago, however, U.S. Attorneys have not prosecuted state law compliant entities. While not formally rescinding the Sessions Memo, former Attorney General William Barr took a softer position. He testified in his confirmation hearing on January 15, 2019, that he would not upset “settled expectations,” “investments,” or other “reliance interest[s]” arising as a result of the Cole Memo, and that he would not use federal resources to enforce federal cannabis laws in states that have legalized cannabis “to the extent people are complying with the state laws.” He stated: “My approach to this would be not to upset settled expectations and the reliance interests that have arisen as a result of the Cole Memorandum and investments have been made and so there has been reliance on it, so I don’t think it’s appropriate to upset those interests.”

While President Biden’s campaign position on cannabis falls short of full legalization, he campaigned on a platform of relaxing enforcement of cannabis proscriptions, including decriminalization generally. According to the Biden campaign website: “A Biden Administration will support the legalization of cannabis for medical purposes and reschedule cannabis as a CSA Schedule II drug so researchers can study its positive and negative impacts. This will include allowing the VA to research the use of medical cannabis to treat veteran-specific health needs.” He has pledged to “decriminalize” cannabis, which could prompt his U.S. Attorney General to issue policy guidance to U.S. Attorneys that they should not enforce federal cannabis prohibition against state law compliant entities and others legally transacting business with them. Indeed, the Biden-Sanders Unity Platform, which was released at the time President-elect Biden won the Democratic Party nomination for President, affirmed that his administration would seek to “[d]ecriminalize marijuana use and legalize marijuana for medical purposes at the federal level;” “allow states to make their own decisions about legalizing recreational use;” and “automatically expunge all past marijuana convictions for use and possession.” While President Biden’s promise to decriminalize likely would mean that the federal government would not criminally enforce the Schedule II status against state legal entities, and would expand opportunities for cannabis research in the U.S., the implications of the potential re-scheduling are not entirely clear for state legal commercial cannabis operators.

Although U.S. Attorney General Merrick Garland could issue policy guidance to federal prosecutors that they should not interfere with cannabis businesses operating in compliance with states’ laws, any such guidance would not have the force of law, and could not be enforced by the courts. The President and his cabinet alone cannot legalize medical cannabis, and as states have demonstrated, legalizing medical cannabis can take many different forms. While rescheduling cannabis to the CSA’s Schedule II would ease certain research restrictions, it would not make the state medical or adult-use programs federally legal.

Index
At his confirmation hearing, Attorney General Garland stated that he did not see enforcement of federal cannabis law as a high priority use of resources for the DOJ: “This is a question of the prioritization of our resources and prosecutorial discretion. It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. I don’t think that’s a useful use. I do think we need to be sure there are no end-runs around the state laws that criminal enterprises are doing. So that kind of enforcement should be continued. But I don’t think it’s a good use of our resources, where states have already authorized. That only confuses people, obviously, within the state.” While the statement is not a promise to avoid federal interference with state cannabis laws, it does signal that the enforcement priorities of DOJ lie elsewhere. Notwithstanding the comments made by Attorney General Garland, there is no guarantee that the current presidential administration will not change its stated policy regarding the low-priority enforcement of U.S. federal cannabis laws that conflict with State laws. The Biden administration could reverse course and decide to enforce U.S. federal cannabis laws vigorously.

The basis for the federal government’s lack of recent enforcement with respect to the cannabis industry extends beyond the strong public support for cannabis legalization and ongoing prosecutorial discretion. The U.S. Congress has repeatedly enacted legislation to protect the medical marijuana industry from prosecution. Since 2014, versions of the U.S. omnibus spending bill have included a provision, known as the Rohrabacher-Blumenauer Amendment prohibiting the DOJ, which includes the Drug Enforcement Administration, from using appropriated funds to prevent states from implementing their medical-use cannabis laws. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that the provision prohibits the DOJ from spending funds to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. The court noted that, if the provision were not continued, prosecutors could enforce against conduct occurring during the statute of limitations even while the provision were previously in force. Other courts that have considered the issue have ruled similarly, although courts disagree about which party bears the burden of proof of showing compliance or noncompliance with state law. Subsequent to the issuance of the Sessions Memorandum on January 4, 2018, the U.S. Congress continued to include the Rohrabacher-Blumenauer Amendment (now known as the “Joyce Amendment”) in each subsequent omnibus appropriations bill for fiscal years 2018, 2019, 2020 and 2021, thus preserving the protections for the medical cannabis industry and its lawful participants from interference by the U.S. DOJ through the 2021 appropriations deadline of September 30, 2021.

Notably, the Joyce Amendment has always applied only to medical cannabis programs, and does not expressly protect operators in the adult-use cannabis market. There have been attempts by Congressional supporters of cannabis legalization to extend the protections afforded by the Joyce Amendment to recreational cannabis activities, but those efforts have been unsuccessful.

However, federal prosecutors have significant discretion, and no assurance can be given that the federal prosecutor in each judicial district where we make a loan will not choose to strictly enforce the federal laws governing cannabis manufacturing or distribution. Any change in the federal government’s enforcement posture with respect to state-licensed cultivation of cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we make our loans, could result in our inability to execute our business plan and significant losses with respect to our loans to cannabis industry participants in the United States, which would adversely affect our operations, cash flow and financial condition.

Our loans do not prohibit our borrowers from engaging in the cannabis business for adult-use that is permissible under state and local laws. Consequently, certain of our borrowers currently (and may in the future) cultivate adult-use cannabis, if permitted by such state and local laws now or in the future. This could subject our borrowers to greater and/or different federal legal and other risks as compared to businesses where cannabis is cultivated exclusively for medical use, which could materially adversely affect our business. Furthermore, any change in the federal government’s enforcement posture with respect to state-licensed cannabis sales, including the enforcement postures of individual federal prosecutors in judicial districts where we operate, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our client base, which would adversely affect our operations, cash flow and financial condition.

Industry observers are hopeful that a democratically-controlled Senate, and changes in Congress, along with a Biden presidency, will increase the chances of federal cannabis policy reform. While federal legalization is a possibility in the near future, it is also possible that cannabis will remain a controlled substance and the risks pertaining to federal illegality will persist.

Our ability to grow our business depends in part on state laws pertaining to the cannabis industry. New laws that are adverse to our borrowers may be enacted, and current favorable state or national laws or enforcement guidelines relating to cultivation, production and distribution of cannabis may be modified or eliminated in the future, which would impede our ability to grow our business under our current business plan and could materially adversely affect our business.

Continued development of the cannabis industry depends upon continued legislative authorization of cannabis at the state level. The status quo of, or progress in, the regulated cannabis industry, while encouraging, is not assured and any number of factors could slow or halt further progress in this area. While there may be ample public support for legislative action permitting the manufacture and use of cannabis, numerous factors impact and can delay the legislative and regulatory processes. For example, many states that legalized medical-use and/or adult-use cannabis have seen significant delays in the drafting and implementation of industry regulations and issuance of licenses. In addition, burdensome regulations at the state level could slow or stop further development of the medical-use and/or adult-use cannabis industry, such as limiting the medical conditions for which medical-use cannabis can be recommended, restricting the form in which medical-use or adult-use cannabis can be consumed, or imposing significant taxes on the growth, processing and/or retail sales of cannabis, each of which could have the impact of dampening growth of the cannabis industry and making it difficult for cannabis businesses, including our borrowers, to operate profitably in those states. Any one of these factors could slow or halt additional legislative authorization of cannabis, which could harm our business prospects.

Index
Our investment opportunities are limited by the current illegality of cannabis under U.S. federal law; changes in the laws, regulations and guidelines that impact the cannabis industry may cause adverse effects on our ability to make loans.

We make loans to borrowers that we determine based on our due diligence are licensed in, and complying with, state-regulated cannabis programs, regardless of their status under U.S. federal law. Any such loans will be designed to be compliant with all applicable laws and regulations to which we are subject, including U.S. federal law, although the law in this area is not fully settled and there can be no assurances that federal authorities will consider such loans to be compliant with applicable law and regulations. In that regard, we have previously received an opinion of counsel that our proposed investment activities do not violate the CSA, the U.S. Money Laundering Control Act (18 U.S.C. § 1956), or the Drug Paraphernalia law contained in the CSA, (21 U.S.C. § 863), subject to certain assumptions, qualifications and exceptions stated in the opinion. However, there can be no assurances that a court or federal authorities would agree with the conclusions reached in the opinion. Additionally, if federal legislation is enacted that provides protections from liability under U.S. federal law for other types of debt investments in borrowers or other target companies that are compliant with state, but not U.S. federal, laws and is determined to apply to us (or we otherwise determine that the debt investment is not prohibited), we may make other types of debt investments in such companies that do not comply with U.S. federal laws, subject to our investment policies and guidelines. There can be no assurance, however, that such type of legislation will be enacted or that we will otherwise be able to make loans that do not comply with U.S. federal law.

Risks related to the cannabis industry may directly or indirectly affect us or our borrowers engaged in the cannabis industry.

Our borrowers face several challenges unique to the state regulated cannabis industry, which could negatively affect our revenues if it impedes their profitability or operations and their ability to continue to pay us. Some of these challenges include, but are not limited to, the following:
•
The manufacturer, distribution, sale, or possession of cannabis that is not in compliance with the CSA is illegal under U.S. federal law. Strict enforcement of U.S. federal laws regarding cannabis would likely result in our borrowers’ inability to execute a business plan in the cannabis industry;

•
Laws and regulations affecting the regulated cannabis industry are varied, broad in scope and subject to evolving interpretations, and may restrict the use of the properties our borrowers acquire or require certain additional regulatory approvals, which could materially adversely affect our loans to such borrowers;

•	Our borrowers may have difficulty borrowing from or otherwise accessing the service of banks, which may inhibit our ability to open bank accounts or otherwise utilize traditional banking services;
•	Our borrowers may have a difficult time obtaining financing in connection with our investment strategy;
•
There may be no material aspect of our borrowers’ businesses that is protected by patents, copyrights, trademarks or trade names, and they may face strong competition from larger companies, including those that may offer similar products and services to our borrowers;

•
U.S. federal courts may refuse to recognize the enforceability of contracts pertaining to any business operations that are deemed illegal under U.S. federal law, including cannabis companies operating legally under state law;

•
Our borrowers may have a difficult time obtaining the various insurance policies that are needed to operate such businesses, which may expose us and our borrowers to additional risks and financial liabilities;

•	Our borrowers are subject to unfavorable U.S. tax treatment under Section 280E of the Internal Revenue Code of 1986;
•	Our borrowers may be foreclosed from using bankruptcy courts;
•	Assets collateralizing loans to cannabis businesses may be forfeited to the U.S. federal government in connection with government enforcement actions under U.S. federal law;
•
U.S. Food and Drug Administration (the “FDA”) regulation of cannabis and the possible registration of facilities where cannabis is grown could negatively affect the cannabis industry, which could directly affect our financial condition and the financial condition of our borrowers;

•
The cannabis industry may face significant opposition from other industries that perceive cannabis products and services as competitive with their own, including but not limited to the pharmaceutical industry, adult beverage industry and tobacco industry, all of which have powerful lobbying and financial resources; and

•
Consumer complaints and negative publicity regarding cannabis-related products and services could lead to political pressure on states to implement new laws and regulations that are adverse to the cannabis industry, to not modify existing, restrictive laws and regulations, or to reverse current favorable laws and regulations relating to cannabis.

Index
We and our borrowers may have difficulty accessing the service of banks and other financial institutions, which may make it difficult to sell products and services, and we may be limited in our ability to provide debt to participants in the cannabis industry, which could materially and adversely affect our business, financial condition, liquidity and results of operations.

Although we do not grow or sell cannabis products, our connection to the cannabis industry may hamper our efforts to do business or establish collaborative relationships with others that may fear disruption or increased regulatory scrutiny of their own activities.

Certain financial transactions involving proceeds from the trafficking of cannabis can form a basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Most federal and federally-insured state banks currently do not serve businesses that grow and sell cannabis products on the stated ground that growing and selling cannabis is illegal under federal law, even though the Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) issued guidelines to banks in February 2014 that clarified how financial institutions can provide services to cannabis-related businesses, consistent with financial institutions’ obligations under the Bank Secrecy Act (the “FinCEN Memo”). While the federal government has not initiated financial crimes prosecutions against state-law compliant cannabis companies or their vendors, the government theoretically could, at least against companies in the adult-use markets. The continued uncertainty surrounding financial transactions related to cannabis activities may result in financial institutions discontinuing services to the cannabis industry or limit our ability to provide loans to the cannabis industry.

While the FinCEN Memo is presumptively still in effect, FinCEN could elect to rescind the FinCEN Memo at any time. Banks remain hesitant to offer banking services to cannabis-related businesses. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty in establishing banking relationships, which would negatively affect the business, financial condition and results of operations of borrowers. Our inability or the inability of our borrowers to maintain bank accounts would make it difficult for us to operate our business, would increase our operating costs and pose additional operational, logistical and security challenges, and could result in our inability to implement our business plan.

The terms of our loans require that our borrowers make payments on such loans via check or wire transfer. Only a small percentage of financial institutions in the United States currently provide banking services to licensed companies operating in the cannabis industry. The inability of our current and potential borrowers to open accounts and continue using the services of banks will limit their ability to enter into debt arrangements with us or may result in their default under our debt agreements, either of which could materially harm our business, operations, cash flow and financial condition.

The medical and adult-use cannabis industry is highly competitive, which could adversely affect our business, financial condition and results of operations.

The market for businesses in the cannabis industry is highly competitive and evolving. In addition to other state-regulated competitors, our borrowers may face competition from (i) unlicensed and unregulated market participants; (ii) individuals who produce cannabis for their own use under personal cultivation laws; and (iii) entities creating hemp-derived or other synthetic products which emulate the effects of cannabis. These competitors could change the demand, volume and profitability of the cannabis industry. This could adversely affect the ability of a borrower to secure long-term profitability and success through the sustainable and profitable operation of the anticipated businesses and investment targets, and could have a material adverse effect on a borrower’s business, financial condition or results of operations, which in turn, could adversely affect our business, financial condition and results of operations.

There can be no assurance that the cannabis industry will continue to exist or grow as currently anticipated.

There can be no assurance that the cannabis industry and market will continue to exist or grow as currently estimated or anticipated, or function and evolve in a manner consistent with our expectations and assumptions. Any event or circumstance that affects the medical or adult use cannabis industry and market could have a material adverse effect on our business, financial condition and results of operations, as well as the business, financial condition and results of operations of our borrowers.

Marketing constraints under regulatory frameworks may limit a borrower’s ability to compete for market share in a manner similar to that of companies in other industries.

The development of a borrower’s business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by regulations applicable to the cannabis industry. For example, the regulatory environment in Illinois would limit a borrower’s ability to compete for market  share in a manner similar to that of companies in other industries. Additionally, Illinois regulations impose further restrictions on sales in the adult-use cannabis market. If a borrower is unable to effectively market its products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for its products, its sales and operating results could be adversely affected, which could impact our business, results of operations and financial condition.

Index
There is uncertainty in pricing and demand for cannabis and cannabis-based products.

Changes in the legal status of cannabis may result in an initial surge in demand. As a result of such initial surge, cannabis companies operating under such changed legal regime may not be able to produce enough cannabis to meet demand of the adult-use and medical markets, as applicable. This may result in lower than expected sales and revenues and increased competition for sales and sources of supply.

However, in the future, cannabis producers may produce more cannabis than is needed to satisfy the collective demand of the adult-use and medical markets, as applicable, and they currently are unable to export that oversupply into other markets where cannabis use is fully legal under all applicable jurisdictional laws. As a result, the available supply of cannabis could exceed demand, resulting in a significant decline in the market price for cannabis. If such supply or price fluctuations were to occur, companies operating in the cannabis industry may see revenue and profitability fluctuate materially and their business, financial condition, results of operations and prospects may be adversely affected, as could our business, financial condition and results of operations.

Similarly, the anticipated pricing of cannabis products may differ substantially from current levels given changes in the competitive and regulatory landscape. A borrower’s business model may be susceptible to erosion of profitability should cannabis and cannabis-related products experience secular pricing changes. Potential sources of pricing changes include overproduction, regulatory action, increased competition or the emergence of new competitors. Additionally, even if pricing of the broader cannabis and cannabis-related product market is sustained, there is no guarantee that a borrower will be successful in creating and maintaining consumer demand and estimated pricing levels. To do this, the borrower may be dependent upon, among other things, continually producing desirable and effective cannabis and cannabis-related products and the continued growth in the aggregate number of cannabis consumers. Campaigns designed to enhance a borrower’s brand and attract consumers, subject to restrictions imposed by law, can be expensive and may not result in increased sales. If the borrower is unable to attract new consumers, it may not be able to increase its sales.

As a result of changing consumer preferences, many consumer products attain financial success for a limited period of time. Even if a borrower’s products find success at retail, there can be no assurance that such products will continue to be profitable. A borrower’s success will be significantly dependent upon its ability to develop new and improved product lines and adapt to consumer preferences. Even if a borrower is successful in introducing new products or developing its current products, a failure to gain consumer acceptance or to update products could cause a decline in the products’ popularity and impair the brands. In addition, a borrower may be required to invest significant capital in the creation of new product lines, strains, brands, marketing campaigns, packaging and other product features, none of which are guaranteed to be successful. Failure to introduce new features and product lines and to achieve and sustain market acceptance could result in the borrower being unable to satisfy consumer preferences and generate revenue which could have a material adverse effect on the business, financial condition and results of operations of such borrower, and, in turn, on our business, financial condition and results of operations.

Our reputation and ability to do business, as well as the reputation of our borrowers and their ability to do business, may be negatively impacted by the improper conduct of third parties, including but not limited to business partners, employees or agents.

We cannot provide assurance that the internal controls and compliance systems of our borrowers will always protect us from acts committed by such companies’ employees, agents or business partners in violation of applicable laws and regulations in the jurisdictions in which they conduct operations, including those applicable to businesses in the cannabis industry. Any improper acts or allegations could damage our reputation, the reputation of our borrowers and subject us and our borrowers to civil or criminal investigations and related shareholder lawsuits, could lead to substantial civil and criminal monetary and non-monetary penalties, and could cause us or our borrowers to incur significant legal and investigatory fees.

Laws and regulations affecting the regulated cannabis industry are continually changing, which could materially adversely affect our proposed operations, and we cannot predict the impact that future regulations may have on us.

Local, state and federal cannabis laws and regulations have been evolving rapidly and are subject to varied interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan and could negatively impact our borrowers or prospective borrowers, which in turn could negatively impact our business. It is also possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We can know neither the nature of any future laws, regulations, interpretations or applications nor the effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. For example, if cannabis is no longer illegal under federal law, we may experience a significant increase in competition. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. Violations of applicable laws, or allegations of such violations, could disrupt our borrowers’ businesses and result in a material adverse effect on their operations. We cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be materially adverse to the business of our borrowers, as well as our business.

Index
Borrowers operating in a highly regulated business require significant resources.

Our borrowers are involved in the production, distribution or sale of cannabis products and operate in a highly regulated business. In such a case, we would expect a significant amount of such borrower’s management’s time and external resources to be used to comply with the laws, regulations and guidelines that impact their business, and changes thereto, and such compliance may place a significant burden on such management and other resources of a borrower.

Additionally, our portfolio companies may be subject to a variety of differing laws, regulations and guidelines in each of the jurisdictions in which they operate. Complying with multiple regulatory regimes will require additional resources and may limit a borrower’s ability to expand into certain jurisdictions. For example, even if cannabis were to become legal under U.S. federal law, companies operating in the cannabis industry would have to comply with all applicable state and local laws, which may vary greatly between jurisdictions, increasing costs for companies that operate in multiple jurisdictions. Any such diversion of resources could have a material adverse effect on the business, results of operation and financial condition of a borrower, which could in turn have a material adverse effect on our business, results of operations and financial condition.

Any failure or significant delay in our borrowers obtaining necessary regulatory approvals could adversely affect the ability of borrowers to conduct their businesses.

The ability of our borrowers to meet their business objectives will be contingent, in part, upon compliance with the regulatory requirements enacted by applicable government authorities and obtaining all regulatory approvals, where necessary, for modifications or expansions of their business or the sale of new products. We cannot predict the time required to secure all appropriate regulatory approvals,  additional restrictions that may be placed on our borrower’s business or the extent of testing and documentation that may be required by government authorities. Any delays in obtaining, or failure to obtain, regulatory approvals would significantly delay the development of markets and products and could have a material adverse effect on the business, results of operation and financial condition of any such borrower, or on our business, results of operations and financial condition.

Borrowers may become involved in regulatory or agency proceedings, investigations and audits.

As previously stated, our borrowers are involved in the production, distribution or sale of cannabis products and operate in a highly regulated business. Failure to comply with relevant federal and state laws and regulations could subject our borrowers to regulatory or agency proceedings or investigations and could also lead to damage awards, fines and penalties. Our borrowers may become involved in a number of government or agency proceedings, investigations and audits. The outcome of any regulatory or agency proceedings, investigations, audits and other contingencies could harm our reputation, the reputations of our borrowers or the reputations of the brands that they may sell, require the borrowers to take, or refrain from taking, actions that could impact their operations, or require them to pay substantial amounts of money, harming their and our financial condition. There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of borrower management’s attention and resources or have a material adverse impact on their and our business, financial condition and results of operations.

Research in the United States, Canada and internationally regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids may cause adverse effects on our or borrowers’ operations.

Historically stringent regulations related to cannabis have made conducting medical and academic studies challenging. Many statements concerning the potential medical benefits of cannabinoids are based on published articles and reports, and as a result, such statements are subject to the experimental parameters, qualifications and limitations in the studies that have been completed. Future research and clinical trials may draw different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to medical cannabis, which could adversely affect social acceptance of cannabis and the demand for their products.

Index
There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention, or other research findings or publicity will be favorable to the cannabis market or any particular cannabis product or will be consistent with earlier publicity. Adverse future scientific research reports, findings and regulatory proceedings that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions, earlier research reports, findings or publicity (whether or not accurate or with merit) could result in a significant reduction in the demand for the cannabis products of a borrower. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis, or the products of a borrower specifically, or associating the consumption of cannabis with illness or other negative effects or events, could adversely affect such borrower. This adverse publicity could arise even if the adverse effects associated with cannabis products resulted from consumers’ failure to use such products legally, appropriately or as directed.

The cannabis industry is subject to the risks inherent in an agricultural business, including the risk of crop failure.

The growing of cannabis is an agricultural process. As such, a borrower with operations in the cannabis industry is subject to the risks inherent in the agricultural business, including risks of crop failure presented by weather, insects, plant diseases and similar agricultural risks. Although some cannabis production is conducted indoors under climate controlled conditions, cannabis continues to be grown outdoors and there can be no assurance that artificial or natural elements, such as insects and plant diseases, will not entirely interrupt production activities or have an adverse effect on the production of cannabis and, accordingly, the operations of a borrower, which could have an adverse effect on our business, financial condition and results of operations.

Many cannabis businesses are dependent on key personnel with sufficient experience in the cannabis industry.

The success of businesses in the cannabis industry is largely dependent on the performance of their respective management teams and key employees and their continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and significant costs may be incurred to attract and retain them. The loss of the services of any key personnel, or an inability to attract other suitably qualified persons when needed, could prevent a borrower from executing on its business plan and strategy, and the borrower may be unable to find adequate replacements on a timely basis, or at all. Such events and circumstances could have a material adverse effect on the operations of a borrower, which could have an adverse effect on our business, financial condition and results of operations.

Our borrowers may be vulnerable to rising energy costs.

Cannabis growing operations consume considerable energy, which makes a borrower vulnerable to rising energy costs and/or the availability of stable energy sources. Accordingly, rising or volatile energy costs or the inability to access stable energy sources may have a material adverse effect on the borrower’s business, financial condition and results of operations, which could also adversely affect our business, financial condition and results of operations.

Third-parties with whom we do business may perceive themselves as being exposed to reputational risk by virtue of their relationship with us and may ultimately elect not to do business with us.

By lending to borrowers in the cannabis industry, the parties with which we do business may perceive that they are exposed to reputational risk as a result of our loans to cannabis businesses. Failure to establish or maintain business relationships could have a material adverse effect on us.

The cannabis industry faces significant opposition, and any negative trends may cause adverse effects on the operations of our borrowers, which could cause adverse effects on our business.

By lending to borrowers in the cannabis industry, we will be substantially dependent on the continued market acceptance, and the proliferation of consumers, of cannabis. We believe that with further legalization, cannabis will become more accepted, resulting in growth in consumer demand. However, we cannot predict the future growth rate or future market potential, and any negative outlook on the cannabis industry may adversely affect our business operations and the operations of our borrowers.

Large, well-funded industries that perceive cannabis products and services as competitive with their own, including but not limited to the pharmaceutical industry, adult beverage industry and tobacco industry, all of which have powerful lobbying and financial resources, may have strong economic reasons to oppose the development of the cannabis industry. For example, should cannabis displace other drugs or products, the medical cannabis industry could face a material threat from the pharmaceutical industry, which is well-funded and possesses a strong and experienced lobby. Any inroads the pharmaceutical, or any other potentially displaced, industry or sector could make in halting or impeding the cannabis industry could have a detrimental impact on our business and the business of our borrowers.

Certain of our directors, officers, employees and investors who are not U.S. citizens may face constraints on cross-border travel into the United States.

Index
Because cannabis remains illegal under U.S. federal law, non-U.S. citizens employed at or investing in companies doing business in the state legal cannabis industry could face detention, denial of entry or lifetime bans from the United States for their business associations with cannabis businesses. Entry to the United States happens at the sole discretion of the officers on duty of the U.S. Customs and Border Protection (“CBP”), and these officers have wide latitude to ask questions to determine the admissibility of a foreign national. The government of Canada has started warning travelers on its website that previous use of cannabis, or any substance prohibited by U.S. federal laws, could mean denial of entry to the United States. Business or financial involvement in the legal cannabis industry in Canada or in the United States could also be grounds for U.S. border guards to deny entry. On September 21, 2018, CBP released a statement outlining its current position with respect to enforcement of the laws of the United States. It stated that Canada’s legalization of cannabis will not change CBP enforcement of U.S. laws regarding controlled substances and because cannabis continues to be a controlled substance under U.S. federal law, working in or facilitating the proliferation of the legal marijuana industry in U.S. states where it is deemed legal or in Canada may affect admissibility to the United States. CBP updated its stated policy on October 9, 2018 to clarify that a Canadian citizen coming to the United States for reasons unrelated to the cannabis industry will generally be admissible to the United States.

As a result, CBP has affirmed that employees, directors, officers, managers and investors of companies involved in business activities related to cannabis in the United States or Canada (such as us), who are not U.S. citizens, face the risk of being barred from entry into the United States for life. On October 9, 2018, CBP released an additional policy statement indicating that Canadian citizens working in or facilitating the proliferation of the legal cannabis industry in Canada, if travelling to the United States for reasons unrelated to the cannabis industry, will generally be admissible. However, if the traveler is found to be entering into the United States for reasons related to the cannabis industry, he or she may be deemed inadmissible. Ultimately, travel restrictions imposed on our directors, officers, employees and investors could impair our ability to conduct business and to freely explore new strategic relationships.

Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations.

As of November 3, 2021, our total consolidated indebtedness, including our subsidiaries, is $100.0 million and we will have undrawn capacity of $75.0 million available under our Revolving Credit Facility. Our indebtedness could have significant adverse consequences to us, such as:

•	limiting our ability to satisfy our financial obligations,;
•	limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;
•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;
•	limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;
•	restricting us from making strategic acquisitions, developing properties or exploiting business opportunities;
•	restricting the way in which we conduct our business because of financial and operating covenants;
•	covenants in the agreements governing our and our subsidiaries’ existing and future indebtedness;
•
exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ debt instruments that could have a material adverse effect on our business, financial condition and operating results;

•	increasing our vulnerability to a downturn in general economic conditions; and
•	limiting our ability to react to changing market conditions in our industry and in our tenants’ industries.

In addition to our debt service obligations, our operations may require substantial investments. Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non-capital expenditures necessary to maintain the condition of our properties, as well as to provide capacity for the growth of our business, depends on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legal and other factors

Index
We may not be able to generate sufficient cash flow to meet our debt service obligations.

Our ability to make payments on our outstanding debt, and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future. To a certain extent, our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control.

Holders of the 2027 Senior Notes have the right to require us to repurchase such Notes for cash upon the occurrence of designated events. We expect that our future debt agreements or securities may contain similar provisions. We may not have sufficient funds to make the required repurchase or settlement, as applicable, of the 2027 Senior Notes in cash at the applicable time and, in such circumstances, may not be able to arrange the necessary financing on favorable terms, or at all. Similarly, our future subsidiary guarantors of the 2027 Senior Notes, if any (our “Subsidiary Guarantors”), may not have sufficient funds with which to pay such amounts in respect of their guarantees of the 2027 Senior Notes, if any. In addition, our ability to make the required repurchase or settlement may be limited by law or the terms of other debt agreements or securities, as may be any Subsidiary Guarantor’s ability to make payments in respect of its guarantee on such 2027 Senior Notes, if any. However, our failure to make the required repurchase or settlement, as applicable, of the 2027 Senior Notes, and any Subsidiary Guarantor’s failure to pay such amounts pursuant to its guarantee of the 2027 Senior Notes, if any, would constitute an event of default under the applicable indenture which, in turn, could constitute an event of default under other debt agreements, thereby resulting in their acceleration and required prepayment and further restricting our ability to make such payments and repurchases.

We cannot assure that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness, including the Notes, or to fund our other liquidity needs. Additionally, if we incur additional indebtedness in connection with future acquisitions or development projects or for any other purpose, our debt service obligations could increase.

We may need to refinance all or a portion of our indebtedness, including the Notes, on or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition and market conditions at the time; and
•	restrictions in the agreements governing our indebtedness.

As a result, we may not be able to refinance any of our indebtedness, including the Notes, on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations, including payments on the 2027 Senior Notes. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity or delaying capital expenditures, or strategic acquisitions and alliances, any of which could have a material adverse effect on our operations. We cannot guarantee that we will be able to effect any of these actions on commercially reasonable terms, or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the nine months ended September 30, 2021.

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

On June 23, 2021, the SEC declared effective our registration statement on Form S-11 (Registration No. 333-257248) (the “Follow-On Registration Statement”) with respect to our follow-on public offering of common stock, in which we registered an aggregate of 3,162,500 shares of our common stock, including 412,500 shares subject to the underwriters’ over-allotment option. On June 28, 2021, we completed our follow-on public offering of 2,750,000 shares of our common stock at a price of $20.50 per share, raising $56,375,000 in gross proceeds.  Jefferies, Cowen and JMP Securities served as joint book-running managers. We received net proceeds of approximately $52.6 million from our follow-on public offering.  The underwriting commissions were approximately $3.1 million. We incurred approximately $0.7 million of expenses in connection with the follow-on public offering. On July 6, 2021, the underwriters partially exercised their over-allotment option to purchase 269,650 shares of the Company’s common stock at a price of $20.50 per share, raising approximately $5.5 million in additional gross proceeds or $5.2 million in net proceeds after underwriting commissions of approximately $0.3 million. The offering commenced on June 24, 2021 and terminated on July 23, 2021 upon expiration of the underwriters’ over-allotment option and before the sale of all securities registered in the Follow-On Registration Statement were sold. All of the underwriting discounts and other expenses were direct or indirect payments to persons other than: (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates.

Index
Repurchases of Common Stock

There were no issuer repurchases of common stock during the quarter ended September 30, 2021.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Index
Item 6.	Exhibits

Exhibit No.	Description of Exhibits
3.1	Articles of Amendment and Restatement of AFC Gamma, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, as amended (File No. 333-251762)).
3.2	Amended and Restated Bylaws of AFC Gamma, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-11, as amended (File No. 333-251762)).
4.1	Indenture, dated November 3, 2021, between AFC Gamma Inc. and TMI Trust Company. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 3, 2021).
4.2	Form of 5.75% Senior Notes due 2027 (included in Exhibit 4.1).
10.8
Second Amendment dated November 3, 2021, to the Revolving Credit Agreement, dated August 18, 2020, by and among AFC Gamma, Inc., as borrower, AFC Finance, LLC, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2021).

10.9
Employment Agreement, dated August 2, 2021, between AFC Management, LLC and Brett Kaufman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2021)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2021
AFC GAMMA, INC.

	By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

By:	/s/ Brett Kaufman
Brett Kaufman
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)