Form 10-K
period 2021-12-31
AFC Gamma, Inc.
filed 2022-03-10
CIK 1822523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	AFCG	Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The approximate aggregate market value of the voting common stock held by non-affiliates of the registrant, as of June 30, 2021, based upon the last sale price reported on the Nasdaq Stock Market (the “Nasdaq”) was $248,018,374.

Class	Outstanding at March 7, 2022
Common stock, $0.01 par value	19,742,940

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report other than statements of current or historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. These forward-looking statements are based on our current intent, belief, expectations and views of future events of AFC Gamma, Inc. (the “Company” or “AFCG”). You can identify these forward-looking statements often, but not always, by words or phrases such as “can,” “could,” “continuing,” “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “ongoing,” “plan,” “predict,” “potential,” “project,” “should,” “seeks,” “believe,” “likely to” and similar words, phrases or expressions.

These statements are only predictions and involve estimates, known and unknown risks, assumptions, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of the factors discussed in Item 1A. Risk Factors and elsewhere in this report. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include, but are not limited to, statements about:

●	our business and investment strategy;

●	the impact of COVID-19 on our business and the global economy;

●	the ability of our Manager to locate suitable loan opportunities for us, monitor and actively manage our portfolio and implement our investment strategy;

●	our expected ranges of originations and repayments;

●	the allocation of loan opportunities to us by our Manager;

●	our projected operating results;

●
actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law and certain state laws;

●	the estimated growth in and evolving market dynamics of the cannabis market;

●	the demand for cannabis cultivation and processing facilities;

●	shifts in public opinion regarding cannabis;

●	the state of the U.S. economy generally or in specific geographic regions;

●	economic trends and economic recoveries;

●	the amount, collectability and timing of our cash flows, if any, from our loans;

●	our ability to obtain and maintain financing arrangements;

●	our expected leverage;

●	changes in the value of our loans;

●	our expected portfolio of loans;

●	our expected investment and underwriting process;

●	the rates of default or recovery rates on our loans;

●	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

●	changes in interest rates and impacts of such changes on our results of operations, cash flows and the market value of our loans;

●	interest rate mismatches between our loans and our borrowings used to fund such loans;

●	the departure of any of the executive officers or key personnel supporting and assisting us from our Manager or its affiliates;

●	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

●	our ability to maintain our exemption from registration under the Investment Company Act;

●	our ability to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;

●	estimates relating to our ability to make distributions to our stockholders in the future;

●	our understanding of our competition; and

●	market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in Item 1A. Risk Factors and the other information included in this Annual Report. Moreover, we operate in a rapidly evolving environment. New risk factors and uncertainties emerge from time to time, and it is not possible for our management to predict all the risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements made in this Annual Report relate only to events or information available to us as of the date of this Annual Report. Except as required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.	Business

The following description of the business of AFC Gamma, Inc. should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2021. Unless the context otherwise requires, the terms “we,” “us” or “our” refers to AFC Gamma, Inc.

Overview

AFC Gamma, Inc. is an institutional lender to the cannabis industry that was founded in July 2020 by a veteran team of investment professionals. We originate, structure and underwrite, and invest in senior secured loans and other types of loans and debt securities for established cannabis industry operators in states that have legalized medical and/or adult use cannabis. As states continue to legalize cannabis for medical and adult use, an increasing number of companies operating in the cannabis industry need financing. Due to the currently capital constrained cannabis market which does not typically have access to traditional bank financing, we believe we are well positioned to continue as a prudent financing source to established cannabis industry operators given our stringent underwriting criteria, size and scale of operations and institutional infrastructure. Our objective is to provide attractive risk-adjusted returns over time through cash distributions and capital appreciation by providing loans to state law compliant cannabis companies. The loans we originate are primarily structured as senior loans secured by real estate, equipment, value associated with licenses and/or other assets of the loan parties to the extent permitted by applicable laws and the regulations governing such loan parties. Some of our borrowers have their equity securities listed for public trading on the Canadian Securities Exchange (“CSE”) in Canada and/or over-the-counter (“OTC”) in the United States. Our loans typically have up to a five-year maturity and contain amortization and/or cash flow sweeps. We commenced operations on July 31, 2020 and completed our initial public offering (“IPO”) in March 2021.

We are a Maryland corporation that is externally managed by AFC Management, LLC, a Delaware limited liability company (the “Manager”), pursuant to the terms of a management agreement (as amended, the “Management Agreement”). We have elected to be taxed as a REIT under Section 856 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2020. We believe that we have qualified as a REIT and that our current and proposed method of operation will enable us to continue to qualify as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us continuing to satisfy numerous asset, income and distribution tests, which in turn depends, in part, on our operating results and ability to obtain financing. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act.

Our wholly-owned subsidiary, AFCG TRS1, LLC, a Delaware limited liability company (the “TRS”), operates as a taxable REIT subsidiary. The TRS began operating in July 2021. Our investment in the equipment loan to one of our borrowers (“Public Company A”) was transferred to the TRS on July 31, 2021 and constituted substantially all of the assets of the TRS as of December 31, 2021. The financial statements of the TRS have been consolidated within our consolidated financial statements.

Our Competitive Strengths

Opportunities to provide loans in the cannabis market are expected to rise due to states’ continued legalization of cannabis and the growth of state cannabis programs. We believe we are well positioned to continue as a prudent financing source of choice for cannabis industry operators due to the following factors:

Leading loan origination platform in high-growth market with extensive barriers to entry: Through our size and scale of operations, as well as our incumbency and institutional infrastructure, we believe we are well positioned to continue as a leading financing source of choice for cannabis companies. Currently, we are able to take advantage of the capital supply/demand imbalance to generate strong risk-adjusted returns by providing operators debt capital. Based on historical and projected growth, as states continue to legalize cannabis, the demand for capital to fund operations should increase and we believe we will be positioned to continue funding these borrowers both as a relationship lender and institutional capital provider to an expanding universe of operators.

Compelling risk-adjusted returns vs. other real estate property types: We seek to obtain strong risk-adjusted yield-to-maturity (“YTM”) with targeted annual gross yields on our portfolio within the range of 12% to 20% through coupons, original issue discount (“OID”), prepayment or exit fees, and other fees.

Experienced Management Team: Our Manager administers our business activities and day-to-day operations subject to the overall supervision of our Board. Our Manager’s team is comprised of more than 20 professionals with extensive and diverse expertise and significant financing industry experience. We believe that the length and breadth of this team’s financing experience and their ability to source and execute a wide variety of loans is one of our significant competitive advantages.

Underlying Collateral: Our loans are primarily secured by real property and certain personal property, including by the value associated with licenses, equipment, and other assets to the extent permitted by applicable laws, and the regulations governing our borrowers and our intention to qualify as a REIT. As of December 31, 2021, our portfolio had weighted average real estate collateral coverage of approximately 1.2 times our aggregate committed principal amount of such loans. Our real estate collateral coverage for each of our loans was measured at the time of underwriting and based on various sources of data available at such time.

Flexible Structure: We believe we have a more flexible funding structure, with the ability to redeploy funding more quickly than the typical REIT land ownership models. Our funding structure commits and funds loans with an average maturity of four years with significant prepayment protections whereas certain competitors with typical REIT land ownership models have long-term leases averaging approximately 17 years. The duration of our loans, as compared to the length of leases usually employed by REIT land ownership models, allows us to redeploy our capital with more flexibility as market changes occur instead of being locked in for longer periods of time. This model also allows our borrowers to retain control of their real estate assets, which is important to their businesses and allows for more flexibility regarding their capital structure.

Significant Management Investment: Leonard M. Tannenbaum, our Chief Executive Officer and one of our directors, made an equity investment of approximately $47.8 million in August 2020, which included a combination of cash and a transfer of loan assets at fair value plus accrued and unpaid interest, in exchange for approximately 3,342,500 shares of our common stock. Additionally, Gamma Lending Holdco LLC, a fund controlled by Jonathan Kalikow, our Head of Real Estate and one of our directors, and his father, invested approximately $9.6 million in cash in August 2020 in exchange for approximately 668,500 shares of our common stock.

Our Portfolio

For information about our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investment Portfolio” and Notes to our consolidated financial statements included in this Annual Report on Form 10-K.

Collateral Overview

Our loans are secured by various types of assets of our borrowers, including real property and certain personal property, including value associated with licenses, equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers. We do not have liens on cannabis inventory and are generally restricted from taking ownership of state licenses by current statutory prohibitions and exchange listing standards. The documents governing our loans also include a variety of provisions intended to provide remedies against the value associated with licenses. For example, some loan documents require a grant of a security interest in all property of the entities holding licenses to the extent not prohibited by applicable law or regulations (or requiring regulatory approval), equity pledges of entities holding licenses, receivership remedies and/or other remedies to secure the value associated with the borrowers’ licenses. Upon default of a loan, we may seek to sell the loan to a third party or have an affiliate or a third party work with the borrower to have the borrower sell collateral securing the loan to a third party or institute a foreclosure proceeding to have such collateral sold, in each case, to generate funds towards the payoff of the loan. While we believe that the appraised value of any real estate assets or other collateral securing our loans may impact the amount of the recovery in each such scenario, the amount of any such recovery from the sale of such real estate or other collateral may be less than the appraised value of such collateral and the sale of such collateral may not be sufficient to pay off the remaining balance on the defaulted loan. Becoming the holder of a license through foreclosure or otherwise, the sale of a license or other realization of the value of licenses requires the approval of regulatory authorities. As of December 31, 2021, our portfolio of loans had a weighted average real estate collateral coverage of approximately 1.2 times our aggregate committed principal amount of such loans. Our real estate collateral coverage for each of our loans was measured at the time of underwriting and based on various sources of data available at such time. We calculate our weighted average real estate collateral coverage by estimating the underlying value of our real estate collateral based on various objective and subjective factors, including, without limitation, third-party appraisals, total cost basis of the subject property and/or our own internal estimates.

We may pursue a sale of a defaulted loan if we believe that a sale would yield higher proceeds or that a sale could be accomplished more quickly than a foreclosure proceeding while yielding proceeds comparable to what would be expected from a foreclosure sale. To the extent that we determine that the proceeds are more likely to be maximized through instituting a foreclosure sale or through taking title to the underlying collateral, we will be subject to the rules and regulations under state law that govern foreclosure sales and Nasdaq listing standards that do not permit us to take title to real estate while it is involved in commercial sales of cannabis. In addition, the sale of the collateral securing our loans may be difficult and may be to a party outside of the cannabis industry. Therefore, any appraisal-based value of our real estate and other collateral may not equal the value of such collateral if it were to be sold to a third party in a foreclosure or similar proceeding. We may seek to sell a defaulted loan prior to commencing a foreclosure proceeding or during a foreclosure proceeding to a purchaser that is not required to comply with Nasdaq listing standards. We believe a third-party purchaser that is not subject to Nasdaq listing standards may be able to realize greater value from real estate and other collateral securing our loans. However, we can provide no assurances that a third party would buy such loans or that the sales price of such loans would be sufficient to recover the outstanding principal balance, accrued interest, and fees. We will not own real estate as long as it is used in the commercial sale of cannabis due to current statutory prohibitions and exchange listing standards, which may delay or limit our remedies in the event that any of our borrowers default under the terms of their loans with us.

Our Loan Origination Pipeline

As of December 31, 2021, our loan origination pipeline consisted of potential new loans representing prospective total loan commitments of approximately $675.5 million. From January 1, 2020 to December 31, 2021, members of our management team, provided by our Manager, and the members of the investment committee of our Manager (the “Investment Committee”), who advises on our investments and operations, had sourced loans worth approximately $10.8 billion across the cannabis industry in various states while maintaining a robust pipeline of potentially actionable opportunities. We are in various stages of our evaluation process with respect to these loans. We identify appropriate loans from our origination pipeline based on investment criteria factors such as, among other things, the prospective borrower’s financial performance, loan size, proposed sources and uses and location, at which point we may issue an indication of interest or non-binding term sheet and, if mutually agreeable, enter into a non-binding term sheet or non-binding syndication commitment letter with the prospective borrower.

We are currently completing our underwriting process and negotiating definitive loan documents for each of the potential loan investments related to our existing fully-executed, non-binding term sheets and fully-executed, non-binding syndication commitment letters. The potential loans remain subject to satisfactory completion of our underwriting and due diligence processes, definitive documentation and final approval by the Investment Committee, as applicable. As a result, no assurance can be given that any of these potential loans will close on the currently contemplated terms or at all. We intend to fund these potential loans using capacity under our secured revolving credit facility (the “Revolving Credit Facility”; and the credit agreement governing the Revolving Credit Facility, as amended, restated, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement”), proceeds of future debt and/or equity offerings, existing cash and/or, depending upon the timing of closing, or net proceeds from loan repayments.

Our Leadership

Leonard M. Tannenbaum, our Chief Executive Officer, has over 25 years of investment management experience. He has taken three other entities public and has managed several externally-managed investment vehicles with approximately $5.0 billion of assets under management in the aggregate. During his career, Mr. Tannenbaum has underwritten over 400 loans with over $10.0 billion in principal value. Mr. Kalikow, our Head of Real Estate, has over 20 years of investment management experience, including in hard money lending in commercial real estate transactions. Through his funds, he currently manages approximately $2.0 billion in assets. Robyn Tannenbaum, our Managing Director, Head of Origination and Investor Relations, has nearly 10 years of experience in finance, capital market transactions and investor relations. Brett Kaufman, our Chief Financial Officer, has over 25 years of experience in accounting and finance. Mr. Kaufman was formerly the Chief Financial Officer of Ladenburg Thalmann Financial Services, prior to joining AFC Gamma in August 2021.

Our Manager and Our Management Agreement

We are externally managed and advised by our Manager, a registered investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”), and an affiliate of Mr. Tannenbaum, Mrs. Tannenbaum, and Mr. Kalikow. Each of our officers is employed by our Manager and certain of our officers are members of its Investment Committee.

Our Manager is comprised of more than 20 professionals. Members of the Investment Committee of our Manager and the investment personnel provided by our Manager have approximately 100 years of combined investment management experience and are a valuable resource to us. Our Manager, its affiliates and the members of our Investment Committee manage several externally-managed vehicles totaling over $400.0 million in cannabis-related assets, including AFC Gamma, Inc. and AFC Warehouse, one of our affiliates. Our Manager’s Investment Committee is comprised of Leonard M. Tannenbaum, Jonathan Kalikow, Bernard D. Berman, and Robyn Tannenbaum.

Our Management Agreement

Pursuant to the Management Agreement, our Manager manages our portfolio and our day-to-day operations, subject to the terms set forth in the Management Agreement and such further conditions as may be imposed from time to time by our Board. Under the Management Agreement, our Manager has contractual responsibilities to us, including to provide us with a management team (whether our Manager’s own employees or individuals for which our Manager has contracted with other parties to provide services to its clients), who will be our executive officers, and the Investment Committee.

The initial term of the Management Agreement continues until July 31, 2023. After the initial term, the Management Agreement shall automatically renew every year for an additional one-year period, unless we or our Manager elects not to renew. The Management Agreement may be terminated by us or our Manager under certain specified circumstances.

Pursuant to the Management Agreement, upon the date on which our equity equals or exceeds $1,000,000,000, we may, at our election, provide our Manager with a written offer for an internalization transaction in which our Manager will contribute all of its assets to us, or in the alternative, the equity owners of our Manager will contribute 100% of the outstanding equity interest in our Manager to us. If the offer price of such internalization transaction has not been agreed prior to the date that is the three-month anniversary of the date on which our equity equals or exceeds $1,000,000,000, then we shall have the right, but not the obligation, to consummate such internalization transaction, effective as of such date, at an internalization price equal to five times the sum of (i) the annual Base Management Fee (without giving effect to any Base Management Fee Rebate), (ii) the annual Incentive Compensation and (iii) the aggregate amount of Outside Fees less the Base Management Fee Rebate, in each case, earned by our Manager during the 12-month period immediately preceding the most recently completed fiscal quarter.

For a summary of compensation paid to our Manager for the twelve months ended December 31, 2021 and the period from July 31, 2020 (date of commencement of operations) to December 31, 2020, see Note 15 to our consolidated financial statements in this Annual Report for more information.

On March 10, 2022, we entered into an amendment to our Management Agreement between us and our Manager. Pursuant to the amendment, the Management Agreement was amended to, among other things, (i) update the investment guidelines to allow for (x) investments in, among other things, debt securities (including seller notes) with characteristics similar to our Target Investments (as defined in our Management Agreement) and (y) until appropriate investments in Target Investments are identified, short-term investments in, among other things, equity interests of real estate investment trusts and (ii) update the payment process for the Base Management Fee and Incentive Fee payable to our Manager to allow for a preliminary payment of such fees equal to 80-90% of the estimated quarterly installment  prior to the final calculation and payment of such quarterly installments.

Indemnification and Liability

Our Management Agreement provides for customary indemnification of our Manager and its affiliates, and certain of our and their respective members, stockholders, managers, partners, trustees, personnel, officers, directors, employees, consultants and Sub-Managers, as applicable. Additionally, we have entered into indemnification agreements with the members of the Investment Committee provided by our Manager that provide for indemnification and advance of expenses to the maximum extent permitted by Maryland law, subject to certain standards to be met and certain other limitations and conditions as set forth in such indemnification agreements. Neither we nor the Manager currently carry directors’ and officers’ insurance. However, we may in the future maintain such insurance or establish a sinking fund to contribute a specified amount of cash on a monthly basis towards insuring our directors and officers (whether employees of our Manager or its affiliates) against liability. The Management Agreement also provides that the Manager Parties will not be liable to us for acts or omissions performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the relevant Management Agreement.

Term

The initial term of our Management Agreement shall continue until July 31, 2023. After the initial term, our Management Agreement shall automatically renew every year for an additional one-year period, unless we or our Manager elect not to renew. We may decline to renew our Management Agreement upon 180 days prior written notice and the affirmative vote of at least two-thirds of our independent directors that there has been unsatisfactory performance by our Manager that is materially detrimental to us taken as a whole. In such event, we shall pay our Manager a termination fee (the “Termination Fee”) equal to three times the sum of (i) the annual Base Management Fee and (ii) the annual Incentive Compensation, in each case, earned by our Manager during the 12-month period immediately preceding the most recently completed fiscal quarter. Our Manager may decline to renew our Management Agreement upon 180 days prior written notice and without payment of any termination fee by either party. We and our Manager have agreed that it is both of our intention that if our Management Agreement is not terminated prior to our equity equaling or exceeding $1,000,000,000, then we and our Manager (or the equity owners of our Manager) shall contemplate effecting an Internalization Transaction (as defined below) pursuant to our Management Agreement. Our Management Agreement was amended and restated to reflect these terms upon the consummation of our IPO.

Termination for Cause

We may terminate our Management Agreement effective upon 30 days’ prior written notice, without payment of any termination fee, if (i) our Manager, its agents or its assignees breach any material provision of our Management Agreement and such breach shall continue for a period of 30 days after written notice thereof specifying such breach and requesting that the same be remedied in such 30-day period (or 45 days after written notice of such breach if our Manager takes steps to cure such breach within 30 days of the written notice); (ii) there is a commencement of any proceeding relating to our Manager’s bankruptcy or insolvency, including an order for relief in an involuntary bankruptcy case or our Manager authorizing or filing a voluntary bankruptcy petition; (iii) any Manager change of control occurs that a majority of the independent directors determines is materially detrimental to us taken as a whole; (iv) our Manager is dissolved; or (v) our Manager commits fraud against us, misappropriates or embezzles our funds, or acts, or fails to act, in a manner constituting bad faith, willful misconduct, gross negligence or reckless disregard in the performance of its duties under this Agreement; provided, however, that if any of the actions or omissions described in this clause (v) are caused by an employee, personnel and/or officer of our Manager or one of its affiliates and our Manager (or such affiliate) takes all necessary and appropriate action against such person and cures the damage caused by such actions or omissions within 30 days of our Manager’s actual knowledge of its commission or omission, we shall not have the right to terminate our Management Agreement.

Our Manager may terminate our Management Agreement effective upon 60 days’ prior written notice in the event that we default in the performance or observance of any material term, condition or covenant contained in our Management Agreement and such default shall continue for a period of 30 days after written notice thereof specifying such default and requesting that the same be remedied in such 30-day period. We are required to pay to our Manager the Termination Fee if our Management Agreement is terminated pursuant to the preceding sentence. Additionally, our Manager may terminate our Management Agreement if we are required to register as an investment company under the Investment Company Act, in which case we shall not be required to pay a termination fee.

Internalization of our Manager

Our Management Agreement was amended and restated in connection with our IPO such that upon the date on which our equity equals or exceeds $1,000,000,000 (such date, the “Internalization Trigger Date”), we may, at our election, provide our Manager with a written offer for an internalization transaction in which our Manager will contribute all of its assets to us, or in the alternative, the equity owners of our Manager will contribute 100% of the outstanding equity interest in our Manager to us (such transaction an “Internalization Transaction”). The initial offer price will be as determined by a special committee of our Board consisting solely of our independent directors (the “Internalization Committee”) and set forth in any such initial written offer. Upon receipt of our initial offer, our Manager may accept our proposal or submit a counter offer. If an Internalization Transaction is not consummated pursuant to our initial offer or our Manager’s counter offer, our Manager and we agree to enter into good faith negotiations for the consummation of an Internalization Transaction with an offer price to be agreed. Notwithstanding the foregoing, if the price of such Internalization Transaction (the “Internalization Price”) has not been agreed upon prior to the date that is the three-month anniversary of the Internalization Trigger Date, then we shall have the right, but not the obligation, to consummate an Internalization Transaction, effective as of such date, at an Internalization Price equal to five times the sum of (i) the annual Base Management Fee (without giving effect to any Base Management Fee Rebate), (ii) the annual Incentive Compensation and (iii) the aggregate amount of Outside Fees less the Base Management Fee Rebate, in each case, earned by our Manager during the 12-month period immediately preceding the most recently completed fiscal quarter.

At the time of consummation of an Internalization Transaction, all assets of our Manager or 100% of the equity interest in our Manager shall be conveyed to and acquired by us in exchange for the consideration to be paid for the Internalization Transaction. Consummation of any Internalization Transaction agreed to between us and our Manager is conditioned upon the satisfaction of the following conditions: (i) our receipt of a fairness opinion from a nationally-recognized investment banking firm to the effect that the consideration to be paid by us for the assets and equity of our Manager is fair, from a financial point of view, to our stockholders who are not affiliated with our Manager or its affiliates; (ii) the approval of the acquisition by the Internalization Committee; and (iii) the approval of our stockholders holding a majority of the votes cast on such Internalization Transaction proposal at a meeting of stockholders duly called and at which a quorum is present, any of which conditions may be waived by us, in our sole discretion.

The price to be paid to our Manager in any Internalization Transaction may be payable in cash, shares of our common stock or a combination at the discretion of our Board. The value of any our common stock paid as partial or full consideration of any Internalization Transaction shall be calculated based on the volume-weighted average of the closing market price of our common stock for the ten consecutive trading days immediately preceding the date with respect to which value must be determined; provided, however, that if our common stock is not traded on a securities exchange at the time of closing of any such Internalization Transaction, then the number of shares of common stock shall be determined by agreement between our Board and our Manager or, in the absence of such agreement, the Internalization Price shall be paid in cash.

Investment Guidelines

We have adopted investment guidelines (the “Investment Guidelines”) which require us and our Manager to abide by certain investment strategies which include, but are not limited to: (i) not making loans that would cause us to fail to qualify as a REIT, or that would cause us to be regulated as an investment company under the Investment Company Act; (ii) not making loans that would cause us to violate any law, rule or regulation of any applicable governmental body or agency (excluding the federal prohibition under the CSA (defined below) of the cultivation, processing, sale or possession of cannabis or parts of cannabis including the sale or possession of cannabis paraphernalia, advertising the sale of cannabis, products containing cannabis or cannabis paraphernalia, or controlling or managing real estate on which cannabis is trafficked, as long as such investments are in compliance with applicable state law) or any applicable securities exchange or that would otherwise not be permitted by our governing documents; (iii) requiring the approval of the Investment Committee for all investments made by us; and (iv) until appropriate loans that align with our overall investment strategy are identified, permitting our Manager to cause us to invest our available cash in interest-bearing, short-term investments, including money market accounts or funds, commercial mortgage backed securities and corporate bonds, debt securities (including seller notes), equity and other investments, and interests of real estate investment trusts, subject to the requirements for our qualification as a REIT.

Our Investment Guidelines may only be amended, restated, modified, supplemented or waived pursuant to the approval of (i) a majority of our entire Board (which must include a majority of our independent directors) and (ii) our Manager.

Investment Committee

Pursuant to our Management Agreement, our Manager has established an Investment Committee for us, the members of which consist of employees of our Manager and/or its affiliates and which currently includes certain of our Manager’s affiliates and certain of our officers. The Investment Committee has the following responsibilities: (i) reviewing loan opportunities for us presented to it by senior investment professionals of our Manager and (ii) reviewing our loan portfolios for compliance with the Investment Guidelines established pursuant to our Management Agreement at least on a quarterly basis, or more frequently as necessary. All our loans require the approval of the Investment Committee.  The members of the Investment Committee currently consist of Mr. Tannenbaum, Mrs. Tannenbaum, Mr. Kalikow and Mr. Berman. Any action to be taken by the Investment Committee requires the approval of a majority of the members of the Investment Committee; provided that during any time that the Investment Committee is comprised of less than five (5) members, any action by the Investment Committee shall require unanimous approval of all members of the Investment Committee.

Manager Succession Plan

The members of our Manager have delegated the management of the business and affairs of our Manager to Mr. Tannenbaum, as manager (the “Managing Member”). Pursuant to our Manager’s operating agreement, the Managing Member will hold office until such Managing Member resigns or is removed pursuant to our Manager’s operating agreement. The Managing Member shall be automatically removed as such in the event of his or her death, permanent physical or mental disability. Upon the resignation or removal of Leonard M. Tannenbaum as the Managing Member, the members of our Manager will appoint Robyn Tannenbaum as the Managing Member and upon the resignation or removal of Robyn Tannenbaum as the Managing Member, the members of our Manager will appoint Jonathan Kalikow as the Managing Member.

Co-Investments

Certain investment opportunities in loans, which may be suitable for us, may also be suitable for other accounts, private funds, pooled investment vehicles or other entities managed or advised, directly or indirectly, by our Manager, Mr. Tannenbaum, Mrs. Tannenbaum, Mr. Kalikow or any of their or our respective affiliates or entities in which any such person is an executive, in each case, excluding AFC Warehouse, LLC, our affiliate that is also managed by our Manager (such accounts, private funds, pooled investment vehicles and other entities, collectively, the “Ancillary Entities”), and, subject to compliance with the Manager COI Policy (as defined below), our code of business conduct and ethics and applicable regulatory considerations, our Manager may allocate such loans and participate in such loans on behalf of Ancillary Entities under such allocation process as our Manager deems reasonable under the circumstances in good faith. Additionally, subject to the foregoing policies, codes and considerations, our Manager or its affiliates, including AFC Agent LLC (“AFC Agent”), may from time to time serve as administrative agent to the lenders under our co-investments, which include:

•
In July 2021, the senior secured loan facility with Private Company I consisting of an aggregate of approximately $15.6 million in loan commitments was syndicated by our Manager between us and A BDC Warehouse, LLC (“ABW”), an entity  wholly-owned by Mr. and Mrs. Tannenbaum. ABW subsequently transferred its commitment to AFC BDC Warehouse LLC (“ABDCW”), an entity beneficially owned, in part, by Leonard M. Tannenbaum, one of our directors and our Chief Executive Officer, Robyn Tannenbaum, our Managing Director, Head of Origination and Investor Relations, other members of the Tannenbaum family, Brett Kaufman, our Chief Financial Officer, and Jonathan Kalikow, one of our directors and our Head of Real Estate, and is one of our and our Manager’s affiliates, with ABDCW holding approximately one-third of the loan’s aggregate principal amount as of December 31, 2021.

•
In September 2021, we entered into the September Commitment Assignment with our Manager, pursuant to which our Manager assigned to us its commitment to make loans to Private Company A in a principal amount of up to $20.0 million, which was funded in September 2021. The loans were purchased at accreted cost plus accrued PIK interest. We did not pay any fees or premium to our Manager for our acquisition of our Manager’s loan commitments under the Credit Agreement with Private Company A pursuant to the September Commitment Assignment.

•
In September 2021, we entered into the A&R Sub. Of Private Co. G Credit Agreement to, among other things, increase the total loan commitments by $53.4 million in three tranches, with approximately $10.0 million allocated to ABW and the remaining $43.4 million allocated to us. ABW subsequently transferred its commitment to ABDCW.

•
In December 2021, we entered into the Sub. Of Public Company H Credit Agreement, which provides the Sub. Of Public Company H with a $100.0 million senior secured credit facility, of which, we committed $60.0 million, ABDCW committed $10.0 million, and  third-party lenders committed $30.0 million of the aggregate principal amount.

•
In March 2022, we entered into the fourth amendment of the Amended and Restated Credit Agreement with Public Company F to, among other things, increase the total loan commitments by $100 million, with approximately (i) $26.6 million of the new loan commitments allocated to us; (ii) $15.0 million of the new loan commitments allocated to Flower Loan Holdco, LLC (“FLH”); and (iii) the remaining loan commitments allocated to third-party lenders by the third-party agent.

•
AFC Agent, an entity wholly-owned by Mr. Tannenbaum, our Chief Executive Officer and Chairman of our Board, and Mrs. Tannenbaum, our Managing Director, Head of Origination and Investor Relations, serves as the administrative agent to all respective lenders under the majority of our credit facilities. We do not pay any consideration to AFC Agent for its services as administrative agent under such credit facilities.

Management Compensation

Our Manager will manage our day-to-day affairs. The following table summarizes all of the compensation, fees and expense reimbursement that we will pay to our Manager under our Management Agreement:

Type	Description	Payment
Base Management Fees
An amount equal to 0.375% of our Equity (as defined below), determined as of the last day of each quarter. The Base Management Fees are reduced by the Base Management Fee Rebate. Under no circumstances will the Base Management Fee be less than zero. Our Equity, for purposes of calculating the Base Management Fees, could be greater than or less than the amount of stockholders’ equity shown on our financial statements. The Base Management Fees are payable independent of the performance of our portfolio.

For additional information, see “—Base Management Fees.”
Quarterly in arrears in cash.

Base Management Fee Rebate
An amount equal to 50% of the aggregate amount of any other fees earned and paid to our Manager during the applicable quarter resulting from the investment advisory services and general management services rendered by our Manager to us under our Management Agreement, including any agency fees relating to our loans, but excluding the Incentive Compensation and any diligence fees paid to and earned by our Manager and paid by third parties in connection with our Manager’s due diligence of potential loans.

For additional information, see “—Base Management Fees.”
Reduces the Base Management Fees on a quarterly basis.

Incentive Compensation
An amount with respect to each fiscal quarter (or portion thereof that our Management Agreement is in effect) based upon our achievement of targeted levels of Core Earnings. No Incentive Compensation is payable with respect to any fiscal quarter unless our Core Earnings for such quarter exceed the amount equal to the product of (i) 2% and (ii) Adjusted Capital (as defined below) as of the last day of the immediately preceding fiscal quarter (such amount, the “Hurdle Amount”). The Incentive Compensation for any fiscal quarter will otherwise be calculated as the sum of (i) the product of (A) 50% and (B) the amount of our Core Earnings for such quarter, if any, that exceeds the Hurdle Amount, but is less than or equal to 166-2/3% of the Hurdle Amount and (ii) the product of (A) 20% and (B) the amount of our Core Earnings for such quarter, if any, that exceeds 166-2/3% of the Hurdle Amount. Such compensation is subject to Clawback Obligations (as defined below), if any.

For additional information, see “—Incentive Compensation” and “—Incentive Compensation—Incentive Compensation Clawback.”
Quarterly in arrears in cash.

Expense Reimbursement
We pay all of our costs and expenses and reimburse our Manager or its affiliates for expenses of our Manager and its affiliates paid or incurred on our behalf, excepting only those expenses that are specifically the responsibility of our Manager pursuant to our Management Agreement. Pursuant to our Management Agreement, we reimburse our Manager or its affiliates, as applicable, for our fair and equitable allocable share of the compensation, including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) subject to review by the Compensation Committee of our Board, our Manager’s personnel serving as our Chief Executive Officer (except when the Chief Executive Officer serves as a member of the Investment Committee prior to the consummation of an internalization transaction of our Manager by us), General Counsel, Chief Compliance Officer, Chief Financial Officer, Chief Marketing Officer, Managing Director and any of our other officers, based on the percentage of his or her time spent devoted to our affairs and (ii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing our affairs, with the allocable share of the compensation of such personnel described in this clause (ii) being as reasonably determined by our Manager to appropriately reflect the amount of time spent devoted by such personnel to our affairs. The service by any personnel of our Manager and its affiliates as a member of the Investment Committee will not, by itself, be dispositive in the determination as to whether such personnel is deemed “investment personnel” of our Manager and its affiliates for purposes of expense reimbursement. Prior to the consummation of our IPO, we were not obligated to reimburse our Manager or its affiliates, as applicable, for any compensation paid to Mr. Tannenbaum, Mr. Kalikow or Mrs. Tannenbaum. For the 2021 fiscal year, our Manager did not seek reimbursement for our allocable share of Mr. Kalikow’s compensation, but did seek reimbursement for our allocable share of Mrs. Tannenbaum’s compensation.

For additional information, see “—Expense Reimbursement.”
Monthly in cash.

Termination Fee
Equal to three times the sum of (i) the annual Base Management Fee and (ii) the annual Incentive Compensation, in each case, earned by our Manager during the 12-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination. Such fee shall be payable upon termination of our Management Agreement in the event that (i) we decline to renew our Management Agreement, without cause, upon 180 days prior written notice and the affirmative vote of at least two-thirds of our independent directors that there has been unsatisfactory performance by our Manager that is materially detrimental to us taken as a whole, or (ii) our Management Agreement is terminated by our Manager (effective upon 60 days’ prior written notice) based upon our default in the performance or observance of any material term, condition or covenant contained in our Management Agreement and such default continuing for a period of 30 days after written notice thereof specifying such default and requesting that the same be remedied in such 30-day period.

For additional information, see “—Termination Fee.”
Upon specified termination in cash.

General

Under our Management Agreement, we pay a Base Management Fee and Incentive Compensation to our Manager. Upon the consummation of our IPO, our Management Agreement was amended and restated to revise the Base Management Fee and Incentive Compensation payable to our Manager as specified below. Any compensation previously earned by our Manager for services rendered prior to the consummation of our IPO was calculated and payable pursuant to the terms of, and in accordance with, our Management Agreement as in effect prior to the consummation of our IPO. Pursuant to our Management Agreement, we are also obligated to reimburse our Manager or its affiliates for certain expenses of our Manager and its affiliates paid or incurred on our behalf. We may also grant equity-based awards and incentives to our Manager and other eligible awardees under our 2020 Stock Incentive Plan from time to time. For the period beginning on July 31, 2020 (date of commencement of operations) and ending on December 31, 2020, we paid our Manager a Base Management Fee of $364,194, which was net of a Base Management Fee Rebate of $259,167. Our Manager agreed to waive the Incentive Compensation for the period from July 31, 2020 (date of commencement of operations) through December 31, 2020, which would have been approximately $479,166. For the year ended December 31, 2021, our Manager earned a Base Management Fee of $2,310,808, which was net of a Base Management Fee Rebate of $1,029,315. The Incentive Compensation fee payable to our Manager for the year ended December 31, 2021 was $6,010,704.

Unless specifically set forth in this section captioned “Management Compensation,” the discussion herein regarding management compensation (including, without limitation, the number of shares related to periods prior to the consummation of our IPO) gives effect to the seven-for-one stock split of our common stock, which occurred on January 25, 2021, without giving effect to the payment of cash in lieu of fractional shares in an aggregate amount of approximately 15 shares resulting from such stock split to be made to stockholders on the date of consummation of our IPO.

Summary Compensation and Expenses Reimbursement Table

	Year ended December 31, 2021(1)	Period from July 31, 2020 to December 31, 2020(1)

Management fees earned	$3,340,123	$623,361
Less outside fees earned(2)	(1,029,315)	(259,167)
Base management fees, net	2,310,808	364,194
Incentive fees earned(3)	6,010,704	—
General and administrative expenses reimbursable to Manager	2,319,074	671,605
Total	$10,640,586	$1,035,799

(1)
For the period from July 31, 2020 (date of commencement of operations) to December 31, 2020, the calculation of our Manager’s compensation does not reflect the amendment and restatement to our Management Agreement, which occurred upon consummation of the IPO. For the year ended December 31, 2021, the calculation of our Manager’s compensation (i) does not reflect the amendment and restatement to our Management Agreement for the portion of such period occurring prior to the consummation of the IPO and (ii) reflects the amendment and restatement of our Management Agreement for the portion of such period occurring after the consummation of the IPO such that (A) the Base Management Fees (x) shall be in an amount equal to 0.375% of our Equity, determined as of the last day of each quarter, and (y) will be reduced by only 50% of the aggregate amount of any applicable Outside Fees counted toward the Base Management Fee Rebate; and (B) the Hurdle Amount used in calculating the Incentive Compensation will equal the product of (x) 2% and (y) Adjusted Capital as of the last day of the immediately preceding fiscal quarter.

(2)
For the period from July 31, 2020 (date of commencement of operations) to December 31, 2020, our Base Management Fee was reduced by a Base Management Fee Rebate equal to 100% of the aggregate amount of any other fees earned and paid to our Manager during the applicable period resulting from the investment advisory services and general management services rendered by it to us under our Management Agreement, including any syndication, structuring, diligence, monitoring or agency fees relating to our loans, but excluding the Incentive Compensation. Following our IPO, pursuant to our Management Agreement, the Base Management Fee Rebate now only equals 50% of the aggregate any Outside Fees, including any agency fees relating to our loans, but excluding the Incentive Compensation and any diligence fees paid to and earned by our Manager and paid by third parties in connection with our Manager’s due diligence of potential loans. Syndication fees include any advisory fees paid by a borrower to our Manager up front to arrange and distribute a loan to a syndicate group of lenders. Structuring fees are fees owed by a borrower to our Manager as consideration, in part, for our Manager’s assistance to such borrower in structuring the loan transaction. Monitoring fees include any fees a borrower may pay our Manager for ongoing management and advisory services after the closing of a loan. Agency fees include any fees earned, typically annually, by our Manager for its performance as the administrative agent on behalf of the lenders of a loan and for acting as an intermediary between the borrower of such loan and its lenders. Administrative agent duties typically involve, among other things, maintaining the loan register, calculating principal amortization, fees and interest, sending payment notices, facilitating borrowings, collecting payments from the borrower, preparing remittance advice, and collecting compliance materials from the borrower. If our Manager were to receive syndication fees, structuring fees, monitoring fees and/or agency fees with respect to a loan that we originate or acquire, then only the portion of those fees attributable to our portion of such loan would be included in the Base Management Fee Rebate calculation. Diligence fees include any fees paid by a borrower to our Manager for performing investment due diligence on such borrower and are separate from any reimburse obligations owed by such borrower to our Manager for third-party expenses associated with its due diligence process (which may from time to time include allocated portions of costs and miscellaneous expenses such as travel, lodging, meals, meetings, dues and subscriptions, supplies and equipment, sundry, and other miscellaneous incidental expenses incurred in connection with its due diligence process). If our Manager were to receive diligence fees separate from a borrower’s third-party expense reimbursement obligations, such diligence fees would not be included in the Base Management Fee Rebate under our Management Agreement, as amended and restated upon the consummation of our IPO. For the period from July 31, 2020 (date of commencement of operations) to December 31, 2020, the Base Management Fee Rebate consisted solely of agency fees charged to our borrowers and paid to our Manager for its role as agent to the lenders under the applicable credit agreements. For the year ended December 31, 2021, the Base Management Fee Rebate primarily consisted of agency fees. We expect that the Base Management Fee Rebate will continue to consist primarily of agency fees for the foreseeable future.

(3)	Our Manager agreed to waive the Incentive Compensation for the period from July 31, 2020 (date of commencement of operations) through December 31, 2020, which would have been approximately $479,166

Base Management Fees

Initially, our Manager received base management fees (“Base Management Fees”) that were calculated and payable quarterly in arrears in cash, in an amount equal to 0.4375% of our Equity (as defined below), determined as of the last day of each such quarter. The Base Management Fees were to be reduced by the aggregate amount of any other fees earned and paid to our Manager during such quarter resulting from the investment advisory services and general management services rendered by it to us under our Management Agreement, including any syndication, structuring, diligence, monitoring or agency fees relating to our loans, but excluding the Incentive Compensation (as defined below). Our Management Agreement was amended and restated upon the consummation of our IPO such that the Base Management Fees now (i) amount to 0.375% of our Equity, determined as of the last day of each quarter, and (ii) will be reduced by only 50% of the aggregate amount of any Outside Fees, including any agency fees relating to our loans, but excluding the Incentive Compensation and any diligence fees paid to and earned by our Manager and paid by third parties in connection with our Manager’s due diligence of potential loans. Under no circumstances will the Base Management Fees be less than zero. Our Equity, for purposes of calculating the Base Management Fees, could be greater than or less than the amount of stockholders’ equity shown on our consolidated financial statements. The Base Management Fees are payable independent of the performance of our portfolio.

For purposes of computing the Base Management Fees, “Equity” means, as of any date (i) the sum of (A) the net proceeds from all of our issuances of equity securities since our inception through such date (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (B) our retained earnings at the end of the most recently completed fiscal quarter determined in accordance with GAAP (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (ii) (A) any amount that we have paid to repurchase our common stock since our inception through such date, (B) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in our consolidated financial statements prepared in accordance with GAAP through such date; and (C) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, through such date, in each case as determined after discussions between our Manager and our independent directors and approval by a majority of our independent directors.

Incentive Compensation

In addition to the Base Management Fees, our Manager receives incentive compensation (“Incentive Compensation” or “Incentive Fees”) with respect to each fiscal quarter (or portion thereof that our Management Agreement is in effect) based upon our achievement of targeted levels of Core Earnings (as defined below). To the extent earned by our Manager, the Incentive Compensation will be payable to our Manager quarterly in arrears in cash.

No Incentive Compensation is payable with respect to any fiscal quarter unless our Core Earnings for such quarter exceed the amount equal to the product of (i) 1.75% and (ii) the Adjusted Capital as of the last day of the immediately preceding fiscal quarter (the “Hurdle Amount”). The Incentive Compensation for any fiscal quarter will otherwise be calculated as the sum of (i) the product (the “Catch-Up Amount”) of (A) 50% and (B) the amount of our Core Earnings for such quarter, if any, that exceeds the Hurdle Amount, but is less than or equal to 166-2/3% of the Hurdle Amount and (ii) the product (the “Excess Earnings Amount”) of (A) 20% and (B) the amount of our Core Earnings for such quarter, if any, that exceeds 166-2/3% of the Hurdle Amount.

Upon consummation of our IPO, our Management Agreement was amended and restated such that the Hurdle Amount now equals the product of (i) 2% and (ii) Adjusted Capital as of the last day of the immediately preceding fiscal quarter.

For the purposes of computing Incentive Compensation:

⯀
“Adjusted Capital” means the sum of (i) cumulative gross proceeds generated from issuances of the shares of our capital stock (including any distribution reinvestment plan), less (ii) distributions to our investors that represent a return of capital and amounts paid for share repurchases pursuant to any share repurchase program.

⯀
“Core Earnings” means, for a given period, the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case as determined after discussions between our Manager and our independent directors and approval by a majority of our independent directors. For the avoidance of doubt, Core Earnings shall not exclude under clause (iv) above, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash.

The calculation methodology for computing Incentive Compensation will look through any derivatives or swaps as if we owned the reference assets directly. Therefore, net interest, if any, associated with a derivative or swap (which represents the difference between (i) the interest income and fees received in respect of the reference assets of such derivative or swap and (ii) the interest expense paid by us to the derivative or swap counterparty) will be included in the calculation of Core Earnings for purposes of the Incentive Compensation.

Incentive Compensation Clawback

Once Incentive Compensation is earned and paid to our Manager, it is not refundable, notwithstanding any losses incurred by us in subsequent periods, except that if our aggregate Core Earnings for any fiscal year do not exceed the amount equal to the product of (i) 7.0% and (ii) our Adjusted Capital as of the last day of the immediately preceding fiscal year (such amount, the “Annual Hurdle Amount”), our Manager will be obligated to pay us (such obligation to pay, the “Clawback Obligation”) an amount equal to the aggregate Incentive Compensation that was earned and paid to our Manager during such fiscal year (such amount, the “Clawback Amount”); provided that under no circumstances will the Clawback Amount be more than the amount to which the Annual Hurdle Amount exceeds our aggregate Core Earnings for the specified fiscal year. The Clawback Obligation is determined on an annual basis and any Incentive Compensation earned during a specified fiscal year will not be subject to the Clawback Obligation with respect to the Incentive Compensation earned during any prior or subsequent fiscal year.

Upon consummation of our IPO, our Management Agreement was amended and restated such that the Annual Hurdle Amount now equals the product of (i) 8.0% and (ii) our Adjusted Capital as of the last day of the immediately preceding fiscal year.

The aggregate Core Earnings, Annual Hurdle Amount, Clawback Amount and any components thereof for the initial and final fiscal years that our Management Agreement is in effect will be prorated based on the number of days during the initial and final fiscal years, respectively, that our Management Agreement is in effect, to the extent applicable.

Incentive Compensation Illustration

The following illustration sets forth a simplified graphical representation of the calculation of our quarterly Incentive Compensation in accordance with our Management Agreement without consideration to any Clawback Obligation.

Quarterly Incentive Fee on Core Earnings

Core Earnings (expressed as a percentage of Adjusted Capital as of the last day of the immediately preceding fiscal quarter)

Percentage of Core Earnings allocated to the Incentive Fee on income

Incentive Compensation Example

The following table sets forth a simplified, hypothetical example of a quarterly Incentive Compensation calculation in accordance with our Management Agreement without consideration to any Clawback Obligation. Our actual results may differ materially from the following example.

This example of a quarterly Incentive Compensation calculation assumes the following:

⯀	Adjusted Capital as of the last day of the immediately preceding fiscal quarter of $100.0 million; and

⯀	Core Earnings before the Incentive Compensation for the specified quarter representing a quarterly yield of 20.9% on Adjusted Capital as of the last day of the immediately preceding fiscal quarter.

Under these assumptions, the hypothetical quarterly Incentive Compensation payable to our Manager would be $1.045 million as calculated below:

		Illustrative Amount	Calculation
1.	What are the Core Earnings?	$5,225,000	Assumed to be a 5.2% quarterly or 20.9% per annum return on Adjusted Capital as of the last day of the immediately preceding fiscal quarter ($100.0 million).

2.	What is the Hurdle Amount?	$2,000,000	The hurdle rate (2.0% quarterly or 8.0% per annum) multiplied by Adjusted Capital as of the last day of the immediately preceding fiscal quarter ($100.0 million).

3.	What is the Catch-Up Amount?	$666,667
The catch-up incentive rate (50.0%) multiplied by the amount that Core Earnings ($5.2 million) exceeds the Hurdle Amount ($2 million), but is less than or equal to 166-2/3% of the Hurdle Amount (approximately $3.3 million).

4.	What is the Excess Earnings Amount?	$378,333	The excess earnings incentive rate (20%) multiplied by the amount of Core Earnings ($5.2 million) that exceeds 166-2/3% of the Hurdle Amount (approximately $3.3 million).

5.	What is the Incentive Compensation?	$1,045,000	The sum of the Catch-Up Amount (approximately $666,667) and the Excess Earnings Amount (approximately $378,333).

The foregoing is solely a hypothetical example of a quarterly Incentive Compensation that we could pay to our Manager for a given fiscal quarter and is based on the simplified assumptions described above.

Non-GAAP Metrics Used in Hypothetical Example

As used in this Annual Report on Form 10-K, we use hypothetical Equity, Adjusted Capital, Catch-up Amount and Excess Earnings Amount only as measures in the calculation of the financial metrics that we are required to calculate under the terms of the Management Agreement. All of the adjustments made in our calculation of these metrics are adjustments that were made in calculating our performance for purposes of the required financial metrics under the Management Agreement, and are presented in a manner consistent with the reporting of the metrics to the Manager. Additionally, the terms Equity, Adjusted Capital, Core Earnings, Catch-up Amount and Excess Earnings Amount are not defined under GAAP and are not measures of stockholder equity, capitalization, operating income or operating performance presented in accordance with GAAP. Our Equity, Adjusted Capital, Core Earnings, Catch-up Amount and Excess Earnings Amount have limitations as analytical tools, and when assessing our stockholder equity, capitalization, operating income and operating performance, you should not consider Equity, Adjusted Capital, Core Earnings, Catch-up Amount and Excess Earnings Amount in isolation, or as a substitute for stockholder equity, capitalization and operating income or other consolidated income statement data prepared in accordance with GAAP. Additionally, other companies may calculate Equity, Adjusted Capital, Core Earnings, Catch-up Amount and Excess Earnings Amount differently than we do, limiting their usefulness as comparative measures.

Further, we note that, as presented in the above table, Adjusted Capital, Core Earnings, Catch-up Amount and Excess Earnings Amount are hypothetical non-GAAP financial measures and reconciliation of those numbers to the most directly comparable financial measure prepared in accordance with GAAP are not provided in this Annual Report on Form 10-K as they are derived from our actual historical financials and are meant to serve as an illustrative tool to assist the investor in understanding how our Manager’s fees would be calculated based on hypothetical assumptions pursuant to the terms of the Management Agreement.

Expense Reimbursement

We pay all of our costs and expenses and reimburse our Manager and/or its affiliates for expenses of our Manager and/or its affiliates paid or incurred on our behalf, excepting only those expenses that are specifically the responsibility of our Manager pursuant to our Management Agreement. Pursuant to our Management Agreement, we reimburse our Manager and/or its affiliates, as applicable, for our fair and equitable allocable share of the compensation, including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) subject to review by the Compensation Committee of our Board, personnel of our Manager and/or its affiliates, as applicable, serving as our Chief Executive Officer (except when the Chief Executive Officer serves as a member of the Investment Committee prior to the consummation of an internalization transaction of our Manager by us), General Counsel, Chief Compliance Officer, Chief Financial Officer, Chief Marketing Officer, Managing Director and any of our other officers based on the percentage of his or her time spent devoted to our affairs and (ii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and/or its affiliates who spend all or a portion of their time managing our affairs, with the allocable share of the compensation of such personnel described in this clause (ii) being as reasonably determined by our Manager to appropriately reflect the amount of time spent devoted by such personnel to our affairs. The service by any personnel of our Manager and its affiliates as a member of the Investment Committee will not, by itself, be dispositive in the determination as to whether such personnel is deemed “investment personnel” of our Manager and its affiliates for purposes of expense reimbursement. Prior to the consummation of our IPO, we were not obligated to reimburse our Manager or its affiliates, as applicable, for any compensation paid to Mr. Tannenbaum, Mr. Kalikow or Mrs. Tannenbaum. For the 2021 fiscal year, our Manager did not seek reimbursement for our allocable share of Mr. Kalikow’s compensation, but did seek reimbursement for our allocable share of Mrs. Tannenbaum’s compensation. Costs and expenses paid or incurred by the Manager on our behalf are reimbursed monthly in cash to the Manager and are made regardless of whether any cash distributions are made to our stockholders.

Termination Fee

Upon termination of our Management Agreement, a Termination Fee will be payable to our Manager by us in cash in the event that (i) we decline to renew our Management Agreement, without cause, upon 180 days prior written notice and the affirmative vote of at least two-thirds of our independent directors that there has been unsatisfactory performance by our Manager that is materially detrimental to us taken as a whole, or (ii) our Management Agreement is terminated by our Manager (effective upon 60 days’ prior written notice) based upon our default in the performance or observance of any material term, condition or covenant contained in our Management Agreement and such default continuing for a period of 30 days after written notice thereof specifying such default and requesting that the same be remedied in such 30-day period. The Termination Fee equals three times the sum of (i) the annual Base Management Fee and (ii) the annual Incentive Compensation, in each case, earned by our Manager during the 12-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination.

Grants of Equity Compensation to Our Manager

Pursuant to the 2020 Stock Incentive Plan, we may grant equity-based awards and incentives to employees or executive officers of our Manager and other eligible awardees under the 2020 Stock Incentive Plan from time to time. These equity-based awards under our 2020 Stock Incentive Plan create incentives to improve long-term stock price performance and focus on long-term business objectives, create substantial retention incentives for award recipients and enhance our ability to pay compensation based on our overall performance, each of which further align the interests of our Manager and the other eligible awardees with our stockholders.

Our Growth Strategy

Our objective is to provide attractive risk-adjusted returns over time through cash distributions and capital appreciation. We intend to achieve this objective by sourcing, underwriting, structuring and funding loans to state law compliant cannabis companies.

We draw upon our Manager’s expertise in sourcing, underwriting, structuring and funding capabilities to implement our growth strategy. From January 1, 2020 to December 31, 2021, our Manager and its affiliates have had access to approximately $10.8 billion of potential loan opportunities. We believe we are well positioned to take advantage of the capital supply and demand imbalance that exists in the cannabis market. As the cannabis industry continues to evolve and to the extent that additional states legalize cannabis, the demand for capital is expected to continue to increase as operators seek to enter and build out new markets. We provide borrowers an institutional and flexible alternative for financing. As we continue to grow our available capital, we believe we can commit to additional transactions with strong risk-adjusted returns to diversify our portfolio.

We intend to focus our portfolio primarily on cannabis industry operators with strong collateral, in the form of real estate, equipment, value associated with licenses and/or other assets of borrowers to the extent permitted by applicable laws and regulations. Our Manager regularly evaluates our loans and we currently retain an independent third-party valuation firm to provide input on the valuation of unquoted assets, which our Manager considers along with various other subjective and objective factors when making any such evaluation. The collateral underlying our loans is located in states in the U.S. that we believe have attractive regulatory environments for companies operating in the cannabis industry, economic conditions and commercial real estate fundamentals.

Key elements of our strategy include:

●	Targeting loans for origination and/or investment that typically have the following characteristics:

—	principal balance greater than $10.0 million;

—	real estate collateral coverage of at least one times the principal balance;

—	secured by commercial real estate properties, including cannabis cultivation facilities, processing facilities, and dispensaries; and

—	well-capitalized sponsors with substantial experience in particular relevant sectors and geographic markets.

●
Diversifying our financing sources with increased access to equity and debt capital, which may provide us with a lower overall cost of funding and the ability to hold larger loan sizes, among other things.

Underwriting and Investment Process

Pursuant to the Management Agreement, our Manager manages our loans and day-to-day operations, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by our Board.

Our Manager’s rigorous underwriting and investment process enables us to source, screen and ultimately provide debt capital to established cannabis industry participants in states that have legalized medicinal and/or adult use cannabis. Our Manager as well as our management team provided by our Manager and our Board strive to be attuned to the macro-environment and political environment as they relate to the lending and cannabis industries.

We expect to benefit from the tested method of capital allocation and on-going investment monitoring developed by our Manager. The primary objectives of the investment process are for it to be repeatable, dependable, and able to produce attractive risk-adjusted returns. The primary components of the investment process are as follows:

	Origination		Underwriting		Investment Committee		Legal Documentation and Post-Closing
•	Direct origination platform works to create enhanced yields and allows us to put in greater controls for loans in which our Manager originates and structures	•	Disciplined underwriting process leads to a highly selective approach	•	Focused on managing credit risk through comprehensive investment review process	•	Investment team works alongside external counsel to negotiate credit agreements and collateral liens

•	Platform drives increased deal flow, which provides for improved loan selectivity	•	Potential loans are screened based on four key criteria: company profile, state dynamics, regulatory matters and real estate asset considerations	•	The Investment Committee must approve each loan before commitment papers are issued	•	Emphasis is placed on financial covenants and limitations on actions that may be adverse to lenders

• •
Allows for specific portfolio construction and a focus on higher quality companies

As of December 31, 2021, we had 89 active loans in our pipeline at various stages in the diligence process, and we had passed on 343 of 451 sourced loan opportunities due to, among other reasons, lack of collateral, lack of cash flow, stage of company, no previous experience and state dynamics
•
Other tools that we frequently use to verify data include, but are not limited to: appraisals, quality of earnings, environmental reports, site visits, anti-money laundering compliance, comparable company analyses and background checks
				•	Members of the Investment Committee currently include: Leonard M. Tannenbaum, Jonathan Kalikow, Bernard D. Berman and Robyn Tannenbaum.	•	Portfolio is proactively managed to monitor ongoing performance, in some instances, through seats on borrowers’ boards of directors or board observer rights

Our Manager’s origination team meets regularly to evaluate new loan opportunities, employing a highly collaborative approach to investing. Upon its receipt of an actionable request, our Manager’s deal team prepares a standardized memorandum (an “Early Read Memorandum”) that serves as the initial recommendation to the Investment Committee with respect to initially pursuing such opportunity. This Early Read Memorandum contains key property metrics, including, without limitation, property characteristics, preliminary loan terms and structure. Our Manager’s origination team takes a bottom-up, enterprise value-oriented approach to underwriting, focusing on collateral valuation, multiple exit strategies and downside principal protection. The goal of our Manager is to identify key issues and decisions early in the process, including, without limitation, issues relating to the preliminary pricing, asset quality, market, borrower or capital structure.

Our Manager also evaluates the Early Read Memorandum prepared by the deal team to evaluate the likely financing terms, comparable market transactions and the impact of the loan on our overall portfolio construction from a diversification and return standpoint. Loans are priced based on our Manager’s view of liquidity and market conditions. Our Manager confirms that the applicable pricing generates an appropriate expected return on any given loan. Key model inputs include: the loan’s credit spread; OID and exit fees (if any); the timing and amount of future funding; the expected tenor and cost of asset-level financing; expected timing of repayments; likelihood of a loan extension past initial maturity; extension fees (if any); the cost of servicing; and an estimate of our management, general and administrative expenses. Model assumptions and pricing methodology are adjusted as needed based on prevailing market conditions, investor sentiment and activity and portfolio allocations and concentrations at the time of pricing. Returns on targets are not a reliable indicator of future performance and no guarantee or assurance is given that such returns will be achieved or that an investment will not result in losses. Target return rates are based on our good faith and reasonable assumptions. Actual events or conditions may differ materially from these assumptions, and therefore, actual returns could be substantially lower.

Competition

We operate in a competitive market for the origination and acquisition of attractive lending opportunities. We compete with a variety of institutional investors, including other REITs, debt funds, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, investment banking firms, financial institutions, private equity and hedge funds, and other entities. Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several of our competitors, including other REITs, have recently raised, or are expected to raise, significant amounts of capital and may have investment objectives that overlap with our investment objectives, which may create additional competition for lending and other investment opportunities. Some of our competitors may have a lower cost of funds and access to funding sources that may not be available to us or are only available to us on substantially less attractive terms. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more lending relationships than we do. Competition may result in realizing fewer investments, higher prices, acceptance of greater risk, greater defaults, lower yields or a narrower spread of yields over our borrowing costs. In addition, competition for attractive investments could delay the investment of our capital.

In the face of this competition, we have access to our Manager’s professionals and their financing industry expertise and relationships, which may provide us with a competitive advantage in competing effectively for attractive investment opportunities and help us assess risks and determine appropriate pricing for certain potential investments. We also believe we have a more flexible funding structure than our competitors with typical REIT land ownership models, given our ability to redeploy funding more quickly. Our funding structure commits and funds loans with an average maturity of four years with significant prepayment protections whereas certain competitors with typical REIT land ownership models have long-term leases averaging approximately 16 years. The duration of our loans, as compared to the length of leases usually employed by REIT land ownership models, allows us to redeploy our capital with more flexibility as market changes occur instead of being locked in for longer periods of time. This model also allows our borrowers to retain control of their real estate assets, which is important to their businesses and allows for more flexibility regarding their capital structure. Although we believe our Manager’s expertise and our flexible funding structure provide us with valuable competitive advantages, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.

Regulatory Environment

Our operations are subject to regulation, supervision, and licensing under various United States, state, provincial, and local statutes, ordinances and regulations. In general, lending is a highly regulated industry in the United States and we are required to comply with, among other statutes and regulations relating to lending and to the cannabis industry, certain provisions of the Equal Credit Opportunity Act, the USA Patriot Act, regulations promulgated by the Office of Foreign Asset Control, and U.S. federal and state securities laws and regulations. In addition, certain states have adopted laws or regulations that may, among other requirements, require licensing of lenders and financiers, prescribe disclosures of certain contractual terms, impose limitations on interest rates and other charges, and limit or prohibit certain collection practices and creditor remedies. Last, because our borrowers are engaged in commercial cannabis activities in the U.S., our operations are also subject to federal and state laws relating to cannabis. We are required to comply with the applicable laws and regulations in the states in which we do business. We actively monitor proposed changes to relevant legal and regulatory requirements in order to maintain our compliance.

The Dodd-Frank Act

The Dodd-Frank Act made significant structural reforms to the financial services industry. For example, pursuant to the Dodd-Frank Act, various federal agencies have promulgated, or are in the process of promulgating, regulations with respect to various issues that may affect our Company. Certain regulations have already been adopted and others remain under consideration by various governmental agencies, in some cases past the deadlines set in the Dodd-Frank Act for adoption. It is possible that regulations that will be adopted in the future will apply to us or that existing regulations that are currently not applicable to us will begin to apply to us as our business evolves.

Investment Company Act

We have not been and are not currently required to be registered under the Investment Company Act pursuant to Section 3(c)(5) (the “Section 3(c)(5) Exemption”) of the Investment Company Act.

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Real estate mortgages are excluded from the term “investment securities.”

We rely on the Section 3(c)(5) Exemption, which excludes from the definition of investment company “[a]ny person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses . . . (C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The SEC generally requires that, for the exception provided by the Section 3(c)(5) Exemption to be available, at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). We believe we qualify for the exemption under this section and our current intention is to continue to focus on originating and investing in loans collateralized by real estate so that at least 55% of our assets are “qualifying interests” and no more than 20% of our assets are miscellaneous assets. However, if, in the future, we do acquire assets that do not meet this test, we may qualify as an “investment company” and be required to register as such under the Investment Company Act, which could have a material adverse effect on us.

The Investment Company Act provides certain protections and imposes certain restrictions on registered investment companies, none of which are currently applicable to us. Our governing documents do not permit any transfer of shares of our common stock that would result in us becoming subject to regulation as an investment company. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

Federal Laws Applicable to the Regulated Cannabis Industry

Cannabis (with the exception of hemp containing no more than 0.3% THC by dry weight) is illegal under U.S. federal law. The U.S. federal government regulates drugs through the Controlled Substances Act of 1970, as amended (21 U.S.C. § 801, et seq.) (the “CSA”). Although cannabis remains illegal at the federal level, all but three states now have some form of cannabis legalization, and more than half of the country’s population live in states that allows for “adult use” of cannabis and even more widespread commercialization of cannabis by licensed entities. Additionally, the federal government has made several public statements around state legalization, discussed below, that indicate a willingness to allow the state programs to continue to develop, and, further federal reforms are expected over the next several years. Consistent with that, the federal government has chosen not to interfere with the state legal cannabis programs and has not brought criminal enforcement against state law compliant cannabis licensees or those doing business with them for the past seven years.

Nonetheless, the federal government may enforce U.S. drug laws against companies operating in accordance with state cannabis laws, including our borrowers, creating a climate of legal uncertainty regarding the production and sale of cannabis. Unless and until Congress amends the CSA with respect to cannabis (and the President approves such amendment), there is a risk that the federal law enforcement authorities responsible for enforcing the CSA, including the U.S. Department of Justice (“DOJ”) and the Drug Enforcement Agency (“DEA”), may reverse course and strictly enforce current federal law against state law compliant cannabis companies.

Any change in the federal government’s enforcement posture with respect to state-licensed commercialization of cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where our borrowers are located, could result in significant losses for our borrowers, and we would likely suffer losses with respect to our investment in such borrowers, which would adversely affect the trading price of our securities. For more information on regulatory risks, see Risks Related to the Cannabis Industry and Related Regulations.

State Regulation of the Cannabis Industry

Thirty-eight states, the District of Columbia, Puerto Rico, the Virgin Islands, and Guam have legalized the commercial sale of cannabis for certain medical purposes. Eighteen of those states, the District of Columbia, Guam, and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). In most states that have legalized cannabis in some form, the growing, processing and/or dispensing of cannabis is highly regulated and requires that the operator obtain one or more licenses in accordance with applicable state requirements. Local governments in some cases also impose rules and regulations on the manner of operating cannabis businesses. As a result, applicable state and local laws and regulations vary widely, including, but not limited to, who can purchase and grow cannabis, the forms and potencies of cannabis products allowed, product testing, the level of enforcement by state and local authorities on non-licensed cannabis operators, state and local taxation of regulated cannabis products, and local municipality bans on operations and operator licensing processes.

Because cannabis is such a highly regulated industry, we expect a significant amount of our borrower’s management’s time and external resources will be used to comply with the laws, regulations and guidelines that impact their business, and changes thereto, and such compliance may place a significant burden on such management and other resources of our borrowers. Complying with multiple regulatory regimes will require additional resources and may limit our borrowers’ ability to expand into certain jurisdictions. Furthermore, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be materially adverse to the business of our borrowers, and thus materially impact our investments as well.

Human Capital

While we are externally-managed by our Manager, and do not have any employees. Our officers also serve as officers or employees of our Manager and/or its affiliates. Our Manager’s employees have extensive financing capabilities and experience in originating, underwriting and managing real estate and cash flow financings. We believe our relationship with our Manager provides us with an robust relationship network of cannabis industry operators as well as significant back-office personnel to assist in origination and management of loans.

Our Manager’s employees are a valuable asset to our operations, and we believe each person is an integrated member of the team and is meaningful to our continued success. Our Manager’s team meets regularly as a full team where each member is encouraged to actively participate in a wide range of topics relating to our operations.

We believe that our Manager’s ability to attract, develop, engage and retain key personnel is essential to our operations. While we are a young company, having commenced operations in July 2020 and completed our initial public offering in March 2021, we believe our Manager provides a committed team of employees with substantial experience in each aspect of our operations, including cash flow and real estate lending, construction and real estate development, portfolio management, corporate finance and capital markets.

Additional Information

We file with or submit to the SEC annual, quarterly, and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). This information is available on our website at www.afcgamma.com. The information on our website is not deemed incorporated by reference in this Annual Report. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system via electronic means, including on the SEC’s homepage, which can be found at www.sec.gov.

Item 1A.	Risk Factors
Risk Factor Summary

Our business and our ability to execute our strategy are subject to many risks. Before making a decision to invest in our common stock, you should carefully consider all of the risks and uncertainties described in the risks set forth below. These risks include, but are not limited to, the following:

●
We were recently formed and have limited operating history, and may not be able to successfully operate our business, integrate new assets and/or manage our growth or to generate sufficient revenue to make or sustain distributions to our stockholders.

●	Competition for the capital that we provide may reduce the return of our loans, which could adversely affect our operating results and financial condition.

●
Our growth and success depends on our external manager, its key personnel and investment professionals, and it’s ability to make loans on favorable terms that satisfy our investment strategy and otherwise generate attractive risk-adjusted returns; thus, we may experience losses if our external manager overestimates projected yields or incorrectly prices the risks of our loans or if there are any adverse changes in our relationship with our Manager.

●
Lending to companies operating in the cannabis industry which involves significant risks, including the risk of strict enforcement of federal cannabis laws against our borrowers, our borrowers’ inability to renew or otherwise maintain their licenses or other requisite authorizations for their cannabis operations, and lack of liquidity for such loans.

●
Our ability to grow or maintain our business depends in part on state laws pertaining to the cannabis industry. New laws that are adverse to our borrowers may be enacted, and current favorable state or national laws or enforcement guidelines relating to cultivation, production and distribution of cannabis may be modified or eliminated in the future, which would impede our ability to grow our business under our current business plan and could materially adversely affect our business.

●
As a debt investor, we are often not in a position to exert influence on borrowers, and the stockholders and management of such companies may make decisions that could decrease the value of loans made to such borrower.

●	Our growth depends on external sources of capital, which may not be available on favorable terms or at all.

●	Interest rate fluctuations could increase our financing costs, which could lead to a significant decrease in our results of operations, cash flows and the market value of our loans.

●
Maintenance of our exemption from registration under the Investment Company Act of 1940 as amended (the “Investment Company Act”) may impose significant limits on our operation, and failure to maintain our exempt status under the Investment Company Act could have an adverse effect on our financial results.

●
Failure to qualify as a REIT for U.S. federal income tax purposes would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

●	We may incur significant debt, and our governing documents and current credit facility contain no limit on the amount of debt we may incur.

●
We may in the future pay distributions from sources other than our cash flow from operations, including borrowings, offering proceeds or the sale of assets, which means we will have less funds available for investments or less income-producing assets and your overall return may be reduced.

If any of the factors enumerated above or in “Risk Factors” occurs, our business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Set forth below are the risks that we believe are material to our business. Any of these risks could significantly and adversely affect our business, financial condition and results of operations. You should carefully consider the risks described below, together with the other information included in this Annual Report on Form 10-K, including the information contained under the caption “Forward-Looking Statements”.

Risks Related to Our Business and Growth Strategy

We were recently formed and have limited operating history, and may not be able to operate our business successfully or to generate sufficient revenue to make or sustain distributions to our stockholders.

We were formed on July 6, 2020, began operations on July 31, 2020, and have limited operating history. As of December 31, 2021, our portfolio consisted of loans to 15 different borrowers and an intended short-term investment in senior secured notes of one issuer (such portfolio, our ‘‘Existing Portfolio’’). We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of your investment could decline substantially. We cannot assure you that we will be able to operate our business successfully or profitably, or implement our operating policies. Our ability to provide attractive returns to our stockholders is dependent on our ability both to generate sufficient cash flow to pay our investors attractive distributions and to achieve capital appreciation, and we cannot assure you that we will be able to do either. There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses and make or sustain distributions to stockholders. Our limited resources may also materially and adversely impact our ability to successfully implement our business plan. The results of our operations and the implementation of our business plan depend on several factors, including the availability of opportunities to make loans, the availability of adequate equity and debt financing, the federal and state regulatory environment relating to the cannabis industry (which are described below under “–Risks Related to the Cannabis Industry and Related Regulations”), conditions in the financial markets and economic conditions.

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

Additionally, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans, deploy more aggressive pricing and establish more relationships than us. Our competitors may also adopt loan structures similar to ours, which would decrease our competitive advantage in offering flexible loan terms. In addition, due to a number of factors (including but not limited to potentially greater clarity and/or unification of the laws and regulations governing cannabis by states and the federal government including through federal legislation or descheduling of cannabis, which may, in turn, encourage additional federally-chartered banks to provide their services to cannabis-related businesses), the number of entities and the amount of funds competing to provide suitable capital may increase, resulting in loans with terms less favorable to us. Moreover, we strategically benefit from the cannabis industry’s currently constrained access to U.S. capital markets and if such access is broadened, including if the New York Stock Exchange (the “NYSE”) and/or the Nasdaq Stock Market were to permit the listing of plant-touching cannabis companies in the U.S., the demand among U.S. cannabis companies for private equity investments and debt financings, including our target loans, may materially decrease and could result in our competing with financial institutions that we otherwise would not. Any of the foregoing may lead to a decrease in our profitability, and you may experience a lower return on your investment. Increased competition in providing capital may also preclude us from making those loans that would generate attractive returns to us.

If we are unable to successfully integrate new assets and manage our growth, our results of operations and financial condition may suffer.

We may in the future significantly increase the size and/or change the mix of our portfolio of assets. We may be unable to successfully and efficiently integrate new assets into our existing portfolio or otherwise effectively manage our assets or our growth effectively. In addition, increases in our portfolio of assets and/or changes in the mix of our assets may place significant demands on our Manager’s administrative, operational, asset management, financial and other resources. Any failure to manage increases in size effectively could adversely affect our results of operations and financial condition.

We will allocate our cash on hand and the proceeds of our financing activities without input from our stockholders.

While we intend to use our cash on hand and the proceeds from our financing activities to originate and participate in commercial loans and other debt investments to companies operating in the cannabis industry, as well as equity interest in real estate investment trusts, in each case, that are consistent with our investment strategy, our stockholders will not be able to evaluate the exact manner in which our cash or the proceeds from our financing activities will be invested in the future or the economic merit of our future loans and other debt investments. As a result, we may use our cash on hand and/or the proceeds from our financing activities to invest in loans with which our stockholders may not agree. Additionally, our loans will be selected by our Manager with input from the members of the Investment Committee, our stockholders will not have input into such investment decisions. Both of these factors will increase the uncertainty, and thus the risk, of investing in our securities. The failure of our Manager to apply our cash and/or the proceeds of our financing activities effectively or to find loans that meet our loan criteria in sufficient time or on acceptable terms could result in unfavorable returns, could cause a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our stockholders, and could cause the value of our securities to decline.

Pending application of our cash on hand and the proceeds of any financing activities, we may invest such cash and proceeds in interest-bearing, short-term investments, including money market accounts or funds, commercial mortgage-backed securities, corporate bonds, certain debt securities (including seller notes), equity interests of real estate investment trusts and other investments, which are consistent with our intention to qualify as a REIT and to maintain our exemption from registration under the Investment Company Act. These investments would be expected to provide a lower net return than we seek to achieve from investment in our target loans and investments. We expect to reallocate any such investments into our target portfolio within specified time frames, subject to the availability of appropriate investment opportunities. Our Manager intends to conduct due diligence with respect to each investment and suitable investment opportunities may not be immediately available. Even if opportunities are available, there can be no assurance that our Manager’s due diligence processes will uncover all relevant facts or that any investment will be successful.

We cannot assure you that (i) we will be able to enter into definitive agreements to invest in any new loans or other investments that meet our investment objectives, (ii) we will be successful in consummating any investment opportunities we identify or (iii) any of the investment we may make using our cash on hand and proceeds of any financing activities will yield attractive risk-adjusted returns. Our inability to do any of the foregoing likely would materially and adversely affect our business and our ability to make distributions to our stockholders.

Our loans’ lack of liquidity may adversely affect our business.

Our Existing Portfolio includes, and our future loans will likely include, loans to private companies, which are less liquid than publicly traded securities. Certain of our target investments such as secured loans are also particularly illiquid due to a variety of factors, which may include a short life, potential unsuitability for securitization and greater difficulty of recovery in the event of a default or insolvency by the company to which we have provided a loan. The illiquidity of our loans may make it difficult for us to sell such loans if the need or desire arises. Further, applicable laws and regulations restricting the ownership and transferability of loans to regulated cannabis companies in conjunction with many parties not wishing to invest in cannabis businesses as a result of cannabis being federally illegal may make it difficult for us to sell or transfer such loans to third parties. In addition, many of the loans we make, to the extent they constitute securities, will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. As a result, we may be unable to dispose of such loans in a timely manner or at all. If we are required and able to liquidate all or a portion of our portfolio quickly, we could realize significantly less value than that which we had previously recorded for our loans and we cannot assure you that we will be able to sell our assets at a profit in the future. Further, we may face other restrictions on our ability to liquidate a loan in a company to the extent that we or our Manager have or could be attributed as having material, non-public information regarding such company. Our ability to vary our portfolio in response to changes in economic, regulatory and other conditions or changes in our strategic plan may therefore be relatively limited, which could adversely affect our results of operations and financial condition.

Our Existing Portfolio is, and our future portfolio may be, concentrated in a limited number of loans, which subjects us to an increased risk of significant loss if any asset declines in value or if a particular borrower fails to perform as expected.

Our Existing Portfolio is, and our future loans may be, concentrated in a limited number of loans. Additionally, the industry is experiencing significant consolidation, which we expect to increase, among cannabis operators and certain of our borrowers may combine, increasing the concentration of our borrower portfolio with those consolidated operators. If a significant loan to one or more companies fails to perform as expected, such a failure could have a material adverse effect on our business, financial condition and operating results, and the magnitude of such effect could be more significant than if we had further diversified our portfolio. A consequence of this limited number of loans is that the aggregate returns we realize may be significantly adversely affected if a small number of loans perform poorly, if we need to write down the value of any one loan, if a loan is repaid prior to maturity and we are not able to promptly redeploy the proceeds and/or if an issuer is unable to obtain and maintain commercial success. While we intend to diversify our portfolio of loans as we deem prudent, we do not have fixed guidelines for diversification. As a result, our portfolio could be concentrated in relatively few loans and in a limited number of borrowers.

Our portfolio of loans is concentrated in certain property types or in particular industries, such as cannabis, that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. Economic and business downturns relating generally to such region or type of asset may result in defaults on a number of our loans within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our stockholders.

We may lend to multiple borrowers that share a common sponsor. We do not have a limit on the amount that can be held by multiple borrowers that share the same sponsor. We may face greater credit risk to the extent a large portion of our portfolio is concentrated in loans to multiple borrowers that share the same sponsor.

Our Existing Portfolio contains loans to companies with operations that are geographically concentrated in Arizona, Arkansas,  Connecticut, Florida, Illinois, Iowa, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, Ohio and Pennsylvania, and we will be subject to social, political and economic risks of doing business in those states and any other state in which we in the future have lending exposure.

Our Existing Portfolio contains loans to companies with operations that are geographically concentrated in Arizona, Arkansas, Connecticut, Florida, Illinois, Iowa, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, Ohio and Pennsylvania. Circumstances and developments related to operations in these markets that could negatively affect our business, financial condition, liquidity and results of operations include, but are not limited to, the following factors:

●	the development and growth of applicable state cannabis markets (for example, the increase in additional dispensaries in certain states have diluted the value of the pre-existing dispensaries);

●
the responsibility of complying with multiple and likely conflicting state and federal laws, including with respect to retail sale, distribution, cultivation and manufacturing of cannabis, licensing, banking, and insurance;

●	unexpected changes in regulatory requirements and other laws, in particular licensing requirements;

●	difficulties and costs of managing operations in certain locations;

●	potentially adverse tax consequences;

●	the impact of national, regional or state specific business cycles and economic instability; and

●	access to capital may be more restricted, or unavailable on favorable terms or at all in certain locations.

Loans to relatively new and/or small companies and companies operating in the cannabis industry generally involve significant risks.

We primarily provide loans to established companies operating in the cannabis industry, but because the cannabis industry is relatively new and rapidly evolving, some of our loans may be with relatively new and/or small companies. Loans to relatively new and/or small companies and companies operating in the cannabis industry generally involve a number of significant risks, including, but not limited to, the following:

●
these companies may have limited financial resources and may be unable to meet their obligations, which may be accompanied by a deterioration in the value of any collateral securing our loan and a reduction in the likelihood of us realizing a return on our loan;

●
they typically have shorter operating histories, narrower product lines and smaller market shares than larger and more established businesses, which tend to render them more vulnerable to competitors’ actions and market conditions (including conditions in the cannabis industry), as well as general economic downturns;

●
they typically depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse effect on such borrower and, in turn, on us;

●
there are a limited number of management teams in the cannabis industry that have U.S. public company experience. As a result, the management team of a borrower may not be familiar with U.S. securities laws and may have to expend time and resources becoming familiar with such laws;

●
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

●	they generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

●
there is generally less market forecast information about the cannabis industry, making it difficult for our borrowers to forecast demand. If the market does not develop as a borrower expects, it could have a material adverse effect on its business;

●
we, our executive officers and directors and our Manager may, in the ordinary course of business, be named as defendants in litigation arising from our loans to such borrowers and may, as a result, incur significant costs and expenses in connection with such litigation and/or related indemnification obligations;

●
changes in laws and regulations, as well as their interpretations, may have a disproportionate adverse effect on their business, financial structure or prospects compared to those of larger and more established companies; and

●	they may have difficulty accessing capital from other providers on favorable terms or at all.

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

In connection with the Modification Agreements, Public Company A consummated the initial closing of $10.1 million of its non-brokered convertible debenture offering for up to $25.0 million of debenture units. The net proceeds received by Public Company A from the convertible debenture offering were intended to be used for working capital, previous debt obligations and general corporate purposes.

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

In January 2022, Public Company A and the agent to the real estate loan entered into an amendment decreasing cash interest from 12% per annum to 10% per annum and increasing accrual interest from 2% per annum to 4% per annum on the real estate loan subsequent to the amendment. Additionally, the outstanding balance of accrual interest was capitalized as of January 1, 2022 into the outstanding principal balance of the real estate loan.

We may need to foreclose on loans that are in default, which could result in losses.

We may find it necessary to foreclose on loans that are in default. Foreclosure processes are often lengthy and expensive. Results of foreclosure processes may be uncertain, as claims may be asserted by the relevant borrower or by other creditors or investors in such borrower that interfere with enforcement of our rights, such as claims that challenge the validity or enforceability of our loan or the priority or perfection of our security interests. Our borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no merit, in an effort to prolong the foreclosure action and seek to force us into a modification or buy-out of our loan for less than we are owed. Additionally, the transfer of certain collateral to us may be limited or prohibited by applicable laws and regulations. See “The loans that are in our Existing Portfolio or that we expect to make in the future may be secured by properties, that are, and will be, subject to extensive regulations, such that if such collateral was foreclosed upon those regulations may result in significant costs and materially and adversely affect our business, financial condition, liquidity and results of operations.” For transferable collateral, foreclosure or other remedies available may be subject to certain laws and regulations, including the need for regulatory disclosure and/or approval of such transfer. If federal law were to change to permit cannabis companies to seek federal bankruptcy protection, the applicable borrower could file for bankruptcy, which would have the effect of staying the foreclosure actions and delaying the foreclosure processes and potentially result in reductions or discharges of debt owed to us. Foreclosure may create a negative public perception of the collateral property, resulting in a diminution of its value. Even if we are successful in foreclosing on collateral property securing our loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our loan. Any costs or delays involved in the foreclosure or a liquidation of the underlying property will reduce the net proceeds realized and, thus, increase the potential for loss.

In the event a borrower defaults on any of its obligations to us and such debt obligations are equitized, we do not intend to directly hold such equity interests, which may result in additional losses on our loans in such entity.

We will not own real estate as long as it is used in the commercial sale of cannabis due to current statutory prohibitions and exchange listing standards, which may delay or limit our remedies in the event that any of our borrowers default under the terms of their loans with us.

Although we have the contractual ability to foreclose on, and take title to, the collateral securing our loans upon a default by the borrower, we will not take title to and own such real estate collateral as long as it is used in cannabis-related operations due to current statutory prohibitions, including Section 856 of the CSA, which relates to the management or control of properties that are used for the manufacturing, distributing or using of any controlled substances. Until that law changes, taking title to real estate used in cannabis-related activities or owning equity in cannabis-related businesses would also violate Nasdaq listing requirements. These restrictions related to real property used in cannabis-related operations may cause significant delays or difficulties in deriving value from those properties. In addition, any alternative uses of cannabis-related properties may be limited due to the specialized nature of the facilities or may be less profitable than the cannabis-related operations, which would adversely affect the value of the collateral securing our loans and could result in the sale of such property at a loss. Because the sale of collateral may be forced upon the borrower at such point when time may be of the essence, and the assets may be made available to a limited number of potential purchasers, particularly in those limited-license states in which we focus, the sales prices may be less than the prices obtained with more time in a larger market. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

The properties securing our loans may be subject to contingent or unknown liabilities that could adversely affect the value of these properties, and as a result, our loans.

Properties securing our loans may be subject to contingent, unknown or unquantifiable liabilities that may adversely affect the value of our loans. Such defects or deficiencies may include title defects, title disputes, liens or other encumbrances on properties securing our loans to borrowers. The discovery of such unknown defects, deficiencies and liabilities could affect the ability of our borrowers to make payments to us or could affect our ability to foreclose and sell the properties securing such loans, which could adversely affect our results of operations and financial condition. Further, we, our executive officers, directors and our Manager may, in the ordinary course of business, be named as defendants in litigation arising from our loans.

We may in the future foreclose and acquire properties without any recourse, or with only limited recourse, against the prior property owner with respect to contingent or unknown liabilities. As a result, if a claim were asserted against us based on ownership of any of these properties, we may have to pay substantial amounts to defend or settle the claim. If the magnitude of such unknown liabilities is high, individually or in the aggregate, our business, financial condition, liquidity and results of operations would be materially and adversely affected.

Construction loans involve an increased risk of loss.

Our portfolio and current pipeline includes construction loans and we may continue to invest in such loans in the future. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including, but not limited to: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; a borrower’s claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan.

Our investments in construction loans require us to make estimates about the fair value of land improvements that may be challenged by the Internal Revenue Service.

We invest in construction loans, the interest from which would be qualifying income for purposes of the gross income tests applicable to REITs, provided that the loan value of the real property securing the construction loan was equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is generally the fair value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) that secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the Internal Revenue Service (“IRS”) would not challenge our estimates of the loan values of the real property.

Our borrowers may be unable to renew or otherwise maintain their licenses or other requisite authorizations for their cannabis operations, which may result in such borrowers not being able to operate their businesses and defaulting on their payments to us.

Our borrowers operating in state-regulated cannabis markets are required to maintain the requisite state and local cannabis licenses and other authorizations on a continuous basis. If one or more of these borrowers are unable to renew or otherwise maintain its licenses or other state and local authorizations necessary to continue its cannabis operations, such borrowers may default on their payments to us. Any payment defaults by a borrower could adversely affect our cash flows and we may also experience delays in enforcing our rights as a lender and may incur substantial costs in protecting our investment.

If our Manager overestimates the yields or incorrectly prices the risks of our loans, we may experience losses.

Our Manager values our potential loans based on yields and risks, taking into account estimated future losses and the collateral securing a potential loan, if any, and the estimated impact of these losses on expected future cash flows, returns and appreciation. Our Manager’s loss estimates and expectations of future cash flows, returns and appreciation may not prove accurate, as actual results may vary from estimates and expectations. If our Manager underestimates the asset-level losses or overestimates loan yields relative to the price we pay for a particular loan, we may experience losses with respect to such loan.

Some of our portfolio loans may be recorded at fair value and, as a result, there will be uncertainty as to the value of these loans.

Some of our portfolio loans may be in the form of positions or securities that are not publicly traded. The fair value of securities and loans that are not publicly traded may not be readily determinable. Subject to the discretion of the Audit and Valuation Committee of our Board, we may value these loans quarterly, or more frequently as circumstances dictate, at fair value, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans existed. Our results of operations for a given period and the value of our securities generally could be adversely affected if our determinations regarding the fair value of these loans were materially higher than the values that we ultimately realize upon their disposal. The valuation process can be particularly challenging, especially if market events make valuations of certain assets more difficult, unpredictable and volatile.

Declines in market prices and liquidity in the capital markets can result in significant net unrealized depreciation of our portfolio, which in turn would reduce our net asset value.

Volatility in the capital markets can adversely affect our loan valuations. Decreases in the market values or fair values of our loans are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our net asset value (and, as a result our asset coverage calculation) by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized and/or unrealized losses, which could have a material adverse effect on our business, financial condition or results of operations.

Provisions for loan losses are difficult to estimate.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU No. 2016-13”) and in April 2019, the FASB issued ASU No. 2019-04 Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (collectively, the “CECL Standard”). These updates change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value. The CECL Standard replaces the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost. The CECL Standard requires entities to record allowances (“CECL Allowances”) on certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities that are deducted from the carrying amount of the assets to present the net carrying value at the amounts expected to be collected on the assets. All assets subject to the CECL Standard, with few exceptions, will be subject to these CECL Allowances rather than only those assets where a loss is deemed probable under the other-than-temporary impairment model. We have adopted the CECL Standard as of July 31, 2020, the date of commencement of our operations. The CECL Standard can create volatility in the level of our CECL Allowances for loan losses. If we are required to materially increase our level of CECL Allowances for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

Our CECL Allowances are evaluated on a quarterly basis. The determination of CECL Allowances require us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral, all of which remain uncertain and are subjective.

The loans and other assets we will obtain may be subject to impairment charges, and we may experience a decline in the fair value of our assets.

We will periodically evaluate the loans we obtain and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based upon factors such as market conditions, borrower performance and legal structure. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have an adverse effect on our results of operations in the period in which the impairment charge is recorded.

Such impairment charges reflect non-cash losses at the time of recognition and a subsequent disposition or sale of impaired assets could further affect our future losses or gains as they are based on the difference between the sale price received and the cost of such assets at the time of sale, as may be adjusted for amortization. If we experience a decline in the fair value of our assets, our results of operations, financial condition and our ability to make distributions to our stockholders could be materially and adversely affected.

Any credit ratings assigned to our loans will be subject to ongoing evaluations and revisions, and we cannot assure you that those ratings will not be downgraded.

Some of our loans may be rated by rating agencies such as Moody’s Investors Service, Fitch Ratings, Standard & Poor’s, DBRS, Inc. or Realpoint LLC. Any credit ratings on our loans are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our loans in the future, the value of our loans could significantly decline, which would adversely affect the value of our portfolio and could result in losses upon disposition or, in the case of our loans, otherwise imply a potential failure of borrowers to satisfy their debt service obligations to us.

Economic recessions or downturns could impair our borrowers and harm our operating results.

Because the operations of our borrowers are heavily dependent on retail sales, many of our borrowers may be susceptible to economic downturns or recessions and, during such periods, may be unable to satisfy their debt service obligations to us. Therefore, during these periods, our non-performing assets may increase and the value of our portfolio may decrease if we are required to write-down the values of our loans. Adverse economic conditions may also decrease the value of collateral securing some of our loans. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in our revenues, net income and asset values.

A borrower’s failure to satisfy financial or operating covenants imposed by us or other creditors could lead to defaults and, potentially, acceleration of the time when its debt obligations are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross-defaults under other agreements and jeopardize our borrower’s ability to meet its obligations under the loans that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting borrower.

Our loans may be risky, and we could lose all or part of our loan.

The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such loans were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the underlying company’s capacity to pay interest and repay principal. Therefore, certain of our loans may result in an above average amount of risk and volatility or loss of principal. While the loans we invest in are often secured, such security does not guarantee that we will receive principal and interest payments according to the terms of the loan, or that the value of any collateral will be sufficient to allow us to recover all or a portion of the outstanding amount of such loan should we be forced to enforce our remedies.

We may in the future enter into credit agreements with borrowers that may permit them to incur debt that ranks equally with, or senior to, the loans we extend to such companies under such credit agreements.

As of December 31, 2021, all of our borrowers are generally restricted, under our applicable credit agreements with such borrowers, from incurring any debt that ranks equally with, or senior to, our loans, except for certain customary exceptions, and for (i) Private Company F, which such borrower may incur secured debt in connection with a government funded program for limited real estate development and (ii) Subsidiary of Private Company G, which such borrower may incur bank debt (subject to a specified cap) so long as our loan is repaid in an amount equal to such bank debt. Although our intended investment strategy is to construct a portfolio of loans secured with first priority liens on certain assets of our borrowers, we may in the future enter into credit agreements that rank equally with, or are subordinated to, other debt of our borrowers or that otherwise permit our borrowers to incur other debt that ranks equally with, or senior to, our loans under such credit agreements. In such case, such instruments may, by their terms, provide that the holders of such other debt are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of our loans. These instruments may prohibit borrowers from paying interest on or repaying our loans in the event and during the continuance of a default under such instrument or upon the occurrence of other specified events. In certain cases, we may, and may continue to, obtain unsecured guarantees from the parent entities or subsidiaries of our borrowers in addition to the collateral provided by such borrowers and such guarantees may be effectively subordinated to any secured debt of any such entities and/or structurally subordinated to any debt of such subsidiaries. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a borrower, holders of securities ranking senior to our loan to that borrower, if any, typically are entitled to receive payment in full before we can receive any distribution in respect of our loan. After repaying such holders, the borrower may not have any remaining assets to use for repaying its obligation to us. In the case of securities or other debt ranking equally with our loans, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant borrower.

Our borrowers may be highly leveraged.

Some of our borrowers may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

There may be circumstances in which our loans could be subordinated to claims of other creditors, or we could be subject to lender liability claims.

If one of our borrowers were to go bankrupt, depending on the facts and circumstances, a bankruptcy court might re-characterize our loan and subordinate all or a portion of our claim to that of other creditors. In addition, we could be subject to lender liability claims if we are deemed to be too involved in a borrower’s business or exercise control over such borrower. For example, we could become subject to a lender’s liability claim, if, among other things, we actually render significant managerial assistance to a borrower to which we have provided a loan.

As a debt investor, we are often not in a position to exert influence on borrowers, and the stockholders and management of such companies may make decisions that could decrease the value of loans to such borrower.

As a debt investor, we are subject to the risk that a borrower may make business decisions with which we disagree and the stockholders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a borrower may make decisions that could decrease the value of our loan to such borrower.

Due to our borrowers’ involvement in the regulated cannabis industry, we and our borrowers have, and may continue to have, a difficult time obtaining or maintaining the various insurance policies that are desired to operate our business, which may expose us to additional risk and financial liabilities.

Insurance that is otherwise readily available, such as workers’ compensation, general liability, title insurance and directors’ and officers’ insurance, is more difficult for us and our borrowers to find and more expensive, because of our borrowers’ involvement in the regulated cannabis industry. There are no guarantees that we or our borrowers will be able to find such insurance now or in the future, or that such insurance will be available on economically viable terms. If we or our borrowers are forced to go without such insurance, it may prevent us from entering into certain business sectors, may inhibit our growth, may expose us to additional risk and financial liabilities and, in the case of an uninsured loss, may result in the loss of anticipated cash flow or the value of our loan.

Our insurance policies may not cover all losses.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might result in insurance proceeds insufficient to repair or replace an asset if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to an asset relating to one of our loans might not be adequate to restore our economic position with respect to our loan. Any uninsured loss could result in the loss of anticipated cash flow from, and the asset value of, the affected asset and the value of our loan related to such asset. We do not currently carry directors’ and officers’ insurance.

Subject to the approval of our Manager, our Board (which must include a majority of our independent directors) may change our investment strategies or guidelines, financing strategies or leverage policies without the consent of our stockholders.

Subject to the approval of our Manager, our Board (which must include a majority of our independent directors) may change our investment strategies or guidelines, financing strategies or leverage policies with respect to loans, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders, which could result in a portfolio with a different risk profile than that of our Existing Portfolio or of a portfolio comprised of our target loans. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market and cannabis industry fluctuations. Furthermore, a change in our asset allocation could result in our making loans in asset categories different from those described in this Annual Report. These changes could adversely affect our financial condition, results of operations, the market price of our equity and our ability to make distributions to our stockholders.

Changes in laws or regulations governing our operations, including laws and regulations governing cannabis and REITs, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.

We are subject to regulation by laws and regulations at the local, state and federal levels, including laws and regulations governing cannabis and REITs by state and federal governments. These laws and regulations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. We cannot predict the nature and timing of future laws, regulations, interpretations or applications, or their potential effect. However, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with current or new laws or regulations or such changes thereto, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.

We may not be able to obtain or maintain required licenses and authorizations to conduct our business and may fail to comply with various state and federal laws and regulations applicable to our business.

In general, lending is a highly regulated industry in the United States and we are required to comply with, among other statutes and regulations, certain provisions of the Equal Credit Opportunity Act of 1974 (the “Equal Credit Opportunity Act”) that are applicable to commercial loans, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), regulations promulgated by the Office of Foreign Asset Control, various laws, rules and regulations related to the cannabis industry and U.S. federal and state securities laws and regulations. In addition, certain states have adopted laws or regulations that may, among other requirements, require licensing of lenders and financiers, prescribe disclosures of certain contractual terms, impose limitations on interest rates and other charges, and limit or prohibit certain collection practices and creditor remedies.

There is no guarantee that we will be able to obtain, maintain or renew any required licenses or authorizations, which vary state-to-state, to conduct our business or that we would not experience significant delays in obtaining these licenses and authorizations. As a result, we could be delayed in conducting certain business if we were first required to obtain certain licenses or authorizations or if renewals thereof were delayed. For example, our approval by the State of Ohio Board of Pharmacy, which required background checks and fingerprinting, took over two months to obtain. Furthermore, once licenses are issued and authorizations are obtained, we are required to comply with various information reporting and other regulatory requirements to maintain those licenses and authorizations, and there is no assurance that we will be able to satisfy those requirements or other regulatory requirements applicable to our business on an ongoing basis, which may restrict our business and could expose us to penalties or other claims.

Any failure to obtain, maintain or renew required licenses and authorizations or failure to comply with regulatory requirements that are applicable to our business could result in material fines and disruption to our business and could have a material adverse effect on our business, financial condition, operating results and our ability to make distributions to our stockholders.

The current outbreak of COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely impact or cause disruption to our borrowers and their operations, and in turn our ability to continue to execute our business plan.

A novel strain of COVID-19 spread globally in 2020, including to every state in the United States. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving, and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including the regulated cannabis industry. Although some of these measures have been lifted or scaled back, a recent resurgence of COVID-19 in certain parts of the world, including the United States, has resulted in the re-imposition of certain restrictions and may lead to more restrictions to reduce the spread of COVID-19. COVID-19 (or a future pandemic) could have material and adverse effects on our borrowers and their operations, as well as on our performance, financial condition, results of operations and cash flows due to, among other factors:

●	a complete or partial closure of, or other operational issues at, one or more of our borrowers’ locations resulting from government or such company’s actions;

●
the temporary inability of consumers and patients to purchase our borrowers’ cannabis products due to a number of factors, including, but not limited to, illness, dispensary closures or limitations on operations, quarantine, financial hardship, and “stay at home” orders;

●
difficulty accessing equity and debt capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations and our borrowers’ ability to fund their business operations and meet their obligations to us;

●
workforce disruptions for our borrowers, as a result of infections, quarantines, “stay at home” orders or other factors, could result in a material reduction in our borrowers’ cannabis cultivation, manufacturing, distribution and/or sales capacity;

●
because of the federal regulatory uncertainty relating to the regulated cannabis industry, our borrowers have not been, and in the future likely will not be eligible, for financial relief available to other businesses;

●	restrictions on public events for the regulated cannabis industry limit the opportunity for our borrowers to market and sell their products and promote their brands;

●	delays in construction at the properties of our borrowers may adversely impact their ability to commence operations and generate revenues from projects;

●	a general decline in business activity in the regulated cannabis industry would adversely affect our ability to grow our portfolio of loans to cannabis companies; and

●
the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, would result in a deterioration in our ability to ensure business continuity during a disruption.

The extent to which COVID-19 impacts our operations and those of our borrowers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures, among others. COVID-19 presents material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Changes to, or the elimination of, LIBOR may adversely affect interest expense related to our loans and investments.

Regulators and law-enforcement agencies from a number of governments, including entities in the United States, Japan, Canada and the United Kingdom, have been conducting civil and criminal investigations into whether the banks that contributed to the British Bankers’ Association (the “BBA”) in connection with the calculation of daily LIBOR may have underreported or otherwise manipulated or attempted to manipulate LIBOR. Several financial institutions have reached settlements with the U.S. Commodity Futures Trading Commission, the DOJ Fraud Section and the U.K. Financial Services Authority in connection with investigations by such authorities into submissions made by such financial institutions to the bodies that set LIBOR and other interbank offered rates. In such settlements, such financial institutions admitted to submitting rates to the BBA that were lower than the actual rates at which such financial institutions could borrow funds from other banks. Additional investigations remain ongoing with respect to other major banks, and no assurance can be made that there will not be further admissions or findings of rate setting manipulation or that improper manipulation of LIBOR or other similar inter-bank lending rates will not occur in the future.

Based on a review conducted by the Financial Conduct Authority of the U.K. (the “FCA”) and a consultation conducted by the European Commission, proposals have been made for governance and institutional reform, regulation, technical changes and contingency planning. In particular: (a) new legislation has been enacted in the United Kingdom pursuant to which LIBOR submissions and administration are now “regulated activities” and manipulation of LIBOR has been brought within the scope of the market abuse regime; (b) legislation has been proposed which if implemented would, among other things, alter the manner in which LIBOR is determined, compel more banks to provide LIBOR submissions, and require these submissions to be based on actual transaction data; and (c) LIBOR rates for certain currencies and maturities are no longer published daily. In addition, pursuant to authorization from the FCA, ICE Benchmark Administration Limited (formerly NYSE Euronext Rate Administration Limited) the (the “IBA”) took over the administration of LIBOR from the BBA on February 1, 2014. Any new administrator of LIBOR may make methodological changes to the way in which LIBOR is calculated or may alter, discontinue or suspend calculation or dissemination of LIBOR.

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary and the FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA and IBA also announced the cessation of the publication of LIBOR for one-week and two-month U.S.-dollar LIBOR tenors starting after December 31, 2021, and the cessation date of the remaining tenors of U.S.-dollar LIBOR settings starting after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (the “ARRC”), a steering committee comprised of large U.S. financial institutions, has been considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. On July 29, 2021, the ARRC formally recommended the adoption of CME Group Inc.’s forward-looking SOFR term rates as the replacement for U.S.-dollar LIBOR. Although a transition towards various alternative reference rates, such as SOFR or the Sterling Over Night Index Average, appear to be in progress, it is unknown whether any of these alternative reference rates will attain market acceptance as replacements for LIBOR.

As of December 31, 2021, six of our loans, representing approximately 35% of our portfolio based on aggregate outstanding principal balances, paid interest at a variable rate tied to LIBOR. If LIBOR is no longer available, our applicable loan documents generally allow us to choose a new index based upon comparable information. However, if LIBOR is no longer available, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our loans. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of loans that we are financing.

Risks Related to the Cannabis Industry and Related Regulations

Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability to execute our business plan.

All but three U.S. states have legalized, to some extent, cannabis for medical purposes. Thirty-eight states, the District of Columbia, Puerto Rico and Guam have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical purposes. Eighteen of those states and the District of Columbia and Northern Mariana have also legalized cannabis for adults for non-medical purposes. Nine additional states have legalized low-tetrahydrocannabinol (“THC”)/high-CBD extracts for select medical conditions (CBD states).

Under U.S. federal law, however, those activities are illegal. Cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is a Schedule I controlled substance under the CSA. Even in states or territories that have legalized cannabis to some extent, the cultivation, possession and sale of cannabis all remain violations of federal law that are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating these federal controlled substance laws, or conspire with another to violate them, and violating the federal cannabis laws is a predicate for certain other crimes under the anti-money laundering laws or The Racketeer Influenced and Corrupt Organizations Act. Monitoring our compliance with these laws is a critical component of our business. The U.S. Supreme Court has ruled that the federal government has the authority to regulate and criminalize the sale, possession and use of cannabis, even for individual medical purposes, regardless of whether it is legal under state law.

For over seven years, however, and despite varying positions by U.S. Attorney Generals, the U.S. government has not enforced those laws against cannabis companies complying with state law, or their vendors. Industry observers anticipate no reversal of that policy of non-enforcement against businesses complying with the state regulated cannabis programs under the Biden administration given his campaign’s position on cannabis and statements made by Attorney General Merrick Garland, discussed below, although prosecutions against state-legal entities cannot be ruled out entirely at this time. We would likely be unable to execute our business plan if the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets, described below, and were to start strictly enforcing federal law regarding cannabis.

As a result of the conflict between state and federal law regarding cannabis, investments in cannabis businesses in the United States are subject to inconsistent legislation and regulation. On August 29, 2013, the U.S. DOJ attempted to address this inconsistency and to provide guidance to enforcement agencies when former Deputy Attorney General James Cole, under the Obama administration, issued a memorandum on federal cannabis law enforcement. (the “Cole Memo”). Describing the criminal enforcement of federal cannabis prohibitions against those complying with state cannabis regulatory systems as an inefficient use of federal investigative and prosecutorial resources, the Cole Memo gave federal prosecutors discretion not to prosecute against state law compliant cannabis companies in states that were regulating cannabis so long as they were not violating eight federal priorities such as avoiding youth usage. On January 4, 2018, then acting U.S. Attorney General Jeff Sessions issued a memorandum to all U.S. Attorneys (the “Sessions Memo”) rescinding the Cole Memo. The Sessions Memo, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide to prosecute even state-legal cannabis activities. Since the Sessions Memo was issued in early 2018, however, U.S. Attorneys have not prosecuted state law compliant entities. While not formally rescinding the Sessions Memo, former Attorney General William Barr took a softer position. He testified in his confirmation hearing on January 15, 2019, that he would not upset “settled expectations,” “investments,” or other “reliance interest[s]” arising as a result of the Cole Memo, and that he would not use federal resources to enforce federal cannabis laws in states that have legalized cannabis “to the extent people are complying with the state laws.” He stated: “My approach to this would be not to upset settled expectations and the reliance interests that have arisen as a result of the Cole Memorandum and investments have been made and so there has been reliance on it, so I don’t think it’s appropriate to upset those interests.” Supreme Court Justice Clarence Thomas has echoed Barr’s point about nullification. In a June 2021 opinion, he addressed the current state of federal prohibition and suggested that seminal case Gonzales v. Raich may be decided differently today:  “If the Government is now content to allow States to act ‘as laboratories’ ‘and try novel social and economic experiments,’ . . . then it might no longer have authority to intrude on ‘[t]he States’ core police powers. . . .to define criminal law and to protect the health, safety, and welfare of their citizens.”  Standing Akimbo, LLC v. United States, 141 S. Ct. 2236, 2238 (2021).

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

The basis for the federal government’s lack of recent enforcement with respect to the cannabis industry extends beyond the strong public support for cannabis legalization and ongoing prosecutorial discretion. The U.S. Congress has repeatedly enacted legislation to protect the medical marijuana industry from prosecution. Since 2014, versions of the U.S. omnibus spending bill have included a provision, known as the Joyce Amendment prohibiting the DOJ, which includes the Drug Enforcement Administration, from using appropriated funds to prevent states from implementing their medical-use cannabis laws. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that the provision prohibits the DOJ from spending funds to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. The court noted that, if the provision were not continued, prosecutors could enforce against conduct occurring during the statute of limitations even while the provision were previously in force. Other courts that have considered the issue have ruled similarly, although courts disagree about which party bears the burden of proof of showing compliance or noncompliance with state law. The U.S. Congress has continued to include the Joyce Amendment in each subsequent omnibus appropriations bill for fiscal years 2018, 2019, 2020 and 2021. Additionally, in 2021, President Joe Biden became the first president to propose a budget with the Joyce Amendment included. The Joyce Amendment was most recently extended on February 18, 2022, and is effective through March 11, 2022. The next anticipated stopgap bill is anticipated for March 8, 2022. Industry actors expect that the Joyce Amendment will continue to be extended on that date to September 30, 2022.

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

Industry observers are hopeful that a Democrat-controlled Senate, along with a Biden presidency, will increase the chances of federal cannabis policy reform. Numerous bills have attracted attention, including the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”), which was originally co-sponsored by now Vice President Harris in the Senate, and the Secure and Fair Enforcement Banking Act, which recently passed the House of Representatives but has not yet passed the Senate. Senate Majority leader Chuck Schumer also has proposed draft legislation that would legalize cannabis at the federal level (the “Cannabis Administration and Opportunity Act”). Recently, Representative Nancy Mace (R. South Carolina) recently introduced proposed draft legislation to decriminalize and tax cannabis at the federal level, with hopes that her “States Reform Act” will garner bi-partisan support. However, we cannot predict the timing of any change in federal law or possible changes in federal enforcement. In the unlikely event that the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected. See “Business—Market Overview—Federal Legislative Reform Remains Possible.”

Our ability to grow or maintain our business depends in part on state laws pertaining to the cannabis industry. New laws that are adverse to our borrowers may be enacted, and current favorable state or national laws or enforcement guidelines relating to cultivation, production and distribution of cannabis may be modified or eliminated in the future, which would impede our ability to grow our business under our current business plan and could materially adversely affect our business.

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

We make loans to borrowers that we determine based on our due diligence are licensed in, and complying with, state-regulated cannabis programs, regardless of their status under U.S. federal law. Any such loans will be designed to be compliant with all applicable laws and regulations to which we are subject, including U.S. federal law, although the law in this area is not fully settled and there can be no assurances that federal authorities will consider such loans to be compliant with applicable law and regulations. In that regard, we have previously received an opinion of counsel that our proposed investment activities do not violate the CSA, the U.S. Money Laundering Control Act (18 U.S.C. § 1956), or the Drug Paraphernalia law contained in the CSA, (21 U.S.C. § 863), subject to certain assumptions, qualifications, and exceptions stated in the opinion. However, there can be no assurances that a court or federal authorities would agree with the conclusions reached in the opinion. Additionally, if federal legislation is enacted that provides protections from liability under U.S. federal law for other types of debt investments in borrowers or other target companies that are compliant with state, but not U.S. federal, laws and is determined to apply to us (or we otherwise determine that the debt investment is not prohibited), and such other types of debt investments are in compliance with Nasdaq’s listing policies and ongoing requirements, we may make other types of debt investments in such companies that do not comply with U.S. federal laws, subject to our investment policies and guidelines. There can be no assurance, however, that such type of legislation will be enacted or that we will otherwise be able to make loans that do not comply with U.S. federal law.

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

●
The manufacturer, distribution, sale, or possession of cannabis that is not in compliance with the CSA is illegal under U.S. federal law. Strict enforcement of U.S. federal laws regarding cannabis would likely result in our borrowers’ inability to execute a business plan in the cannabis industry;

●
Laws and regulations affecting the regulated cannabis industry are varied, broad in scope and subject to evolving interpretations, and may restrict the use of the properties our borrowers acquire or require certain additional regulatory approvals, which could materially adversely affect our loans to such borrowers;

●	Our borrowers may have difficulty borrowing from or otherwise accessing the service of banks, which may inhibit our ability to open bank accounts or otherwise utilize traditional banking services;

●	Our borrowers may have a difficult time obtaining financing in connection with our investment strategy;

●
There may be no material aspect of our borrowers’ businesses that is protected by patents, copyrights, trademarks or trade names, and they may face strong competition from larger companies, including those that may offer similar products and services to our borrowers;

●
U.S. federal courts may refuse to recognize the enforceability of contracts pertaining to any business operations that are deemed illegal under U.S. federal law, including cannabis companies operating legally under state law;

●
Our borrowers may have a difficult time obtaining the various insurance policies that are needed to operate such businesses, which may expose us and our borrowers to additional risks and financial liabilities;

●	Our borrowers are subject to unfavorable U.S. tax treatment under Section 280E of the Code;

●	Our borrowers may be foreclosed from using bankruptcy courts;

●	Assets collateralizing loans to cannabis businesses may be forfeited to the U.S. federal government in connection with government enforcement actions under U.S. federal law;

●
U.S. Food and Drug Administration (the “FDA”)regulation of cannabis and the possible registration of facilities where cannabis is grown could negatively affect the cannabis industry, which could directly affect our financial condition and the financial condition of our borrowers;

●
The cannabis industry may face significant opposition from other industries that perceive cannabis products and services as competitive with their own, including but not limited to the pharmaceutical industry, adult beverage industry and tobacco industry, all of which have powerful lobbying and financial resources; and

●
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

Although we do not grow or sell cannabis products, our connection to the cannabis industry may hamper our efforts to do business or establish collaborative relationships with others that may fear disruption or increased regulatory scrutiny of their own activities. Certain financial transactions involving proceeds from the commercial sale of cannabis can form a basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Most federal and federally-insured state banks currently do not serve businesses that grow and sell cannabis products on the stated ground that growing and selling cannabis is illegal under federal law, even though the Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) issued guidelines to banks in February 2014 that clarified how financial institutions can provide services to cannabis-related businesses, consistent with financial institutions’ obligations under the Bank Secrecy Act (the “FinCEN Memo”). While the federal government has not initiated financial crimes prosecutions against state-law compliant cannabis companies or their vendors, the government theoretically could, at least against companies in the adult-use markets. The continued uncertainty surrounding financial transactions related to cannabis activities may result in financial institutions discontinuing services to the cannabis industry or limit our ability to provide loans to the cannabis industry.

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

We cannot provide assurance that the internal controls and compliance systems of our borrowers will always protect us from acts committed by such companies’ employees, agents or business partners in violation of applicable laws and regulations in the jurisdictions in which they conduct operations, including those applicable to businesses in the cannabis industry. Any improper acts or allegations could damage our reputation, the reputation of our borrowers and subject us and our borrowers to civil or criminal investigations and related stockholder lawsuits, could lead to substantial civil and criminal monetary and non-monetary penalties, and could cause us or our borrowers to incur significant legal and investigatory fees.

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

Applicable state laws may prevent us from maximizing our potential income.

Depending on the state, and the laws of that particular state, we may not be able to fully realize our potential to generate profit. For example, some states have residency requirements for those directly involved in the cannabis industry, which may impede our ability to contract with cannabis businesses in those states. Furthermore, cities and counties are being given broad discretion to ban certain cannabis activities. Even if these activities are legal under state law, specific cities and counties may ban them.

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

Additionally, our borrowers may be subject to a variety of differing laws, regulations and guidelines in each of the jurisdictions in which they operate. Complying with multiple regulatory regimes will require additional resources and may limit a borrower’s ability to expand into certain jurisdictions. For example, even if cannabis were to become legal under U.S. federal law, companies operating in the cannabis industry would have to comply with all applicable state and local laws, which may vary greatly between jurisdictions, increasing costs for companies that operate in multiple jurisdictions. Any such diversion of resources could have a material adverse effect on the business, results of operation and financial condition of a borrower, which could in turn have a material adverse effect on our business, results of operations and financial condition.

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

Due to our borrowers’ involvement in the regulated cannabis industry, our borrowers may be subject to civil asset forfeiture.

Any property owned by participants in the cannabis industry used in the course of conducting such business, or that represents proceeds of such business or is traceable to proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture because of the illegality of the cannabis industry under federal law. Even if the owner of the property is never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture. Forfeiture of assets of our borrowers could adversely affect our revenues if it impedes their profitability or operations and their ability to continue their operations

Loans to cannabis businesses may be forfeited to the federal government.

Any assets used in conjunction with the violation of federal law are potentially subject to federal forfeiture, even in states that have legalized cannabis. In July 2017, the DOJ issued a new policy directive regarding asset forfeiture, referred to as the “equitable sharing program.” This policy directive represents a reversal of DOJ’s policy under the Obama administration, and allows for forfeitures to proceed that are not in accord with the limitations imposed by state-specific forfeiture laws. This new policy directive could lead to increased use of asset forfeitures by local, state and federal enforcement agencies. If the federal government decides to initiate forfeiture proceedings against cannabis businesses, such as the cannabis facilities that are owned or utilized by our borrowers, our loans to our borrowers would likely be materially and adversely affected.

We may have difficulty accessing bankruptcy courts.

We currently have no need or plans to seek bankruptcy protection. Because cannabis is illegal under federal law, federal bankruptcy protection is currently not available to parties who engage in the cannabis industry or cannabis-related businesses. Recent bankruptcy rulings have denied bankruptcies for dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute cannabis assets as such action would violate the CSA. Therefore, we may not be able to seek the protection of the bankruptcy courts, and this could materially affect our business or our ability to obtain credit.

There may be difficulty enforcing certain of our commercial agreements and contracts.

Courts will not enforce a contract deemed to involve a violation of law or public policy. Because cannabis remains illegal under U.S. federal law, parties to contracts involving the state legal cannabis industry have argued that the agreement was void as federally illegal or against public policy. Some courts have accepted this argument in certain cases, usually against the company involved in commercial cannabis activity. While courts have enforced contracts related to activities by state-legal cannabis companies, and the trend is generally to enforce contracts with state-legal cannabis companies and their vendors, there remains doubt and uncertainty that we will be able to enforce our commercial agreements in court for this reason. We cannot be assured that we will have a remedy for breach of contract, which would have a material adverse effect on our business.

The loans that are in our Existing Portfolio, and that we expect to make in the future may, include Canadian entities within their corporate structure that have the ability to seek insolvency protections in Canada, which could materially and adversely affect our business.

The loans that are in our Existing Portfolio, and that we expect to make in the future may, include U.S.-based companies operating in the cannabis industry with at least one Canadian entity within their corporate structure for the purpose of listing on the CSE. In May 2020, a U.S.-based cannabis company that is listed on the CSE filed for, and was granted, insolvency protection under the Companies’ Creditors Arrangement Act pursuant to Canadian law. If the applicable borrower obtains bankruptcy protections in Canada, it could restrict our ability, or create additional costs or delays involved in our efforts, to foreclose on the collateral, which will reduce the net proceeds realized and, thus, increase the potential for loss.

The loans that are in our Existing Portfolio are, and that we expect to make in the future may be, secured by properties, that are, and will be, subject to extensive regulations, such that if such collateral was foreclosed upon those regulations may result in significant costs and materially and adversely affect our business, financial condition, liquidity and results of operations.

The loans that are in our Existing Portfolio are, and that we expect to make in the future may be, secured by properties that are, and will be, subject to various local laws and regulatory requirements, and we would be subject to such requirements if such collateral was foreclosed upon. Local property regulations may restrict the use of collateral or our ability to foreclose on the collateral. Among other things, these restrictions may relate to cultivation of cannabis, the use of water and the discharge of waste water, fire and safety, seismic conditions, asbestos-cleanup or hazardous material abatement requirements. Due to current statutory prohibitions, we will not own any real estate used in cannabis-related operations. While our loan agreements and related mortgages provide for foreclosure remedies, receivership remedies and/or other remedies that would allow us to cause the sale or other realization of real property collateral, the regulatory requirements and statutory prohibitions related to real property used in cannabis-related operations may cause significant delays or difficulties in realizing the expected value of such real property collateral. We make no assurance that existing regulatory policies will not materially and adversely affect the value of such collateral, or that additional regulations will not be adopted that would increase such potential material adverse effect. The negative affect on such collateral could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Certain assets of our borrowers may not be used as collateral or transferred to us due to applicable state laws and regulations governing the cannabis industry, and such restrictions could negatively impact our profitability.

Each state that has legalized cannabis in some form has adopted its own set of laws and regulations that differ from one another. In particular, laws and regulations differ among states regarding the collateralization or transferability of cannabis-related assets, such as cannabis licenses, cannabis inventory, and ownership interests in licensed cannabis companies. Some state laws and regulations where our borrowers operate may prohibit the collateralization or transferability of certain cannabis-related assets. Other states may allow the collateralization or transferability of cannabis-related assets, but with restrictions, such as meeting certain eligibility requirements, utilization of state receiverships, and/or upon approval by the applicable regulatory authority. Prohibitions or restrictions on our or others’ ability to acquire certain cannabis-related assets securing the loans of our borrowers could have a material adverse effect on our business, financial condition, liquidity and results of operations.

To the extent real estate collateral is still being used in cannabis-related activities, we will not foreclose and take title to such real estate to the extent doing so would violate Nasdaq listing standards. With respect to equipment, receivables and cash accounts, there are no prohibitions under state law regarding our ability to foreclose on such collateral. Foreclosing on pledged equity would trigger a change of control and such an action might also require approval of state regulators. Our loans are often secured by liens on equity, including the equity in the entity that holds the state-issued license to cultivate, process, distribute, and/or retail cannabis, as the case may be, but we will not take title to such equity as doing so would violate Nasdaq listing standards. We also cannot foreclose on liens on state licenses as they are generally not transferable, and we do not have liens on cannabis inventory.

Our ability to force a sale of our real estate collateral differs based on the state in which such real estate collateral is located and the security instruments used to secure such real estate collateral in each state. In Florida, Illinois, Michigan, Nevada, New Jersey, Ohio, Pennsylvania and Arkansas, the ability to force such sales is governed by judicial foreclosure in such states pursuant to each state’s foreclosure laws. Under judicial foreclosure, we can enforce a judgment in foreclosure by (i) in the case of Arkansas, a public sale or (ii) for all other states, a writ of execution. In a judgment in foreclosure by public sale, the judgment directs the circuit clerk of the county in which the real property is located to sell the real property at a properly noticed public auction. A judgment in foreclosure by writ of execution directs a sheriff, clerk, special master, referee or other authorized person, as the case may be, to levy on and sell the real property, commonly at a properly noticed public auction. In Arizona, Maryland, and Massachusetts, a trustee or appointed auctioneer sells the property at a public sale through a non-judicial foreclosure pursuant to each state’s non-judicial foreclosure laws. In Missouri, we may force a sale of our real estate collateral either through judicial foreclosure or through a sale administered by a trustee at our discretion. In New Mexico, we can force a sale of real estate collateral through a judicial foreclosure or a non-judicial foreclosure, depending upon the security instruments used to secure the real estate collateral. Under judicial foreclosure in New Mexico, we can enforce a judgment in foreclosure by a public sale. Under non-judicial foreclosure in New Mexico, a trustee or appointed auctioneer sells the property at a public sale. In Iowa, we can also force a sale of real estate collateral through a judicial foreclosure or a non-judicial foreclosure. Under judicial foreclosure in Iowa, we can enforce a judgment in foreclosure by a writ of execution. A judgment in foreclosure by writ of execution directs the sheriff of the county in which the real property is located to sell the real property at a properly noticed public auction. Under non-judicial foreclosure in Iowa, we may enforce our mortgage by either (i) recording an agreement that is entered into between borrower and lender to surrender the property with a 30 day notice served on junior lienholders to either redeem or surrender their lien(s), or (ii) by serving a 30 day notice on mortgagor and junior lienholders, subject to rejection by mortgagor or cure by either mortgagor or junior lienholder.

Equipment, receivables, and cash in deposit accounts may be collected under state Uniform Commercial Code (‘‘UCC’’). In all states, we are permitted for non-real estate collateral (e.g., equipment) to pursue a judicial action and execute on a judgment via sheriffs’ sale. While we currently cannot foreclose under UCC and take title or sell equity in a licensed cannabis business, a potential purchaser of a delinquent or defaulted loan could. However, the transfer of ownership of equity in a licensed cannabis business requires state regulator approval, which can take significant time. In addition, because the sale of collateral may be forced upon the borrower at such point when time may be of the essence and the assets may be made available to a limited number of potential purchasers, particularly in those limited-license states in which we focus, the sales prices may be less than the prices obtained with more time in a larger market. As a result, the sale of such collateral may not result in sufficient proceeds to repay our loan and could have a material and adverse effect on our business, financial condition, liquidity and results of operations.

Liability relating to environmental matters may impact the value of properties that we may acquire upon foreclosure of the properties securing our loans.

To the extent we foreclose on properties securing our loans, we may be subject to environmental liabilities arising from such foreclosed properties. In particular, cannabis cultivation and manufacturing facilities may present environmental concerns of which we are not currently aware. Under various federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. Accordingly, if environmental contamination exists on properties we acquire or develop after acquisition, we could become subject to liability for the contamination.

The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property securing one of our loans becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant loan held by us and our ability to make distributions to our stockholders.

If we foreclose on any properties securing our loans, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to any properties securing our loans could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

The market value of properties securing our loans acquired by us upon foreclosure may decrease if they cannot be used for cannabis related operations.

Properties used for cannabis operations, particularly cultivation and manufacturing facilities, are generally more valuable than if used for other purposes. If we foreclose on any properties securing our loans, our inability to sell the property to a licensed cannabis company for a similar use may significantly decrease the market value of the foreclosed property thereby having a material adverse effect on our business, financial condition, liquidity and results of operations.

FDA regulation of cannabis could negatively affect the cannabis industry, which would directly affect our financial condition.

Should the federal government legalize cannabis for adult-use and/or medical-use, it is possible that the FDA would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Indeed, after the U.S. government removed hemp and its extracts from the CSA as part of the Agriculture Improvement Act of 2008, then FDA Commissioner Scott Gottlieb issued a statement reminding the public of the FDA’s continued authority “to regulate products containing cannabis or cannabis-derived compounds under the Federal Food, Drug and Cosmetic Act (the “FD&C Act”) and section 351 of the Public Health Service Act.” He also reminded the public that “it’s unlawful under the FD&C Act to introduce food containing added cannabidiol (“CBD”) or THC into interstate commerce, or to market CBD or THC products, as, or in, dietary supplements, regardless of whether the substances are hemp-derived,” and regardless of whether health claims are made, because CBD and THC entered the FDA testing pipeline as the subject of public substantial clinical investigations for GW Pharmaceuticals’ Sativex (THC and CBD) and Epidiolex (CBD). The memo added that, prior to introduction into interstate commerce, any cannabis product, whether derived from hemp or otherwise, marketed with a disease claim (e.g., therapeutic benefit, disease prevention, etc.) must first be approved by the FDA for its intended use through one of the drug approval pathways. Notably, the FDA can look beyond the product’s express claims to find that a product is a “drug.” The definition of “drug” under the FDCA includes, in relevant part, “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in man or other animals” as well as “articles intended for use as a component of [a drug as defined in the other sections of the definition].” 21 U.S.C. ● 321(g)(1). In determining “intended use,” the FDA has traditionally looked beyond a product’s label to statements made on websites, on social media, or orally by the company’s representatives.

The FDA has sent numerous warning letters to sellers of CBD products making health claims. The FDA could turn its attention to the cannabis industry. In addition to requiring FDA approval of cannabis products marketed as drugs, the FDA could issue rules and regulations including certified good manufacturing practices related to the growth, cultivation, harvesting and processing of cannabis. It is also possible that the FDA would require that facilities where cannabis is grown register with the FDA and comply with certain federally prescribed regulations. Cannabis facilities are currently regulated by state and local governments. In the event that some or all of these federal enforcement and regulations are imposed, we do not know what the impact would be on the cannabis industry, including what costs, requirements and possible prohibitions may be enforced. If we or our borrowers are unable to comply with the regulations or registration as prescribed by the FDA, we and/or our borrowers may be unable to continue to operate our and their business in its current form or at all.

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

By lending to borrowers in the cannabis industry, we are substantially dependent on the continued market acceptance, and the proliferation of consumers, of cannabis. We believe that with further legalization, cannabis will become more accepted, resulting in growth in consumer demand. However, we cannot predict the future growth rate or future market potential, and any negative outlook on the cannabis industry may adversely affect our business operations and the operations of our borrowers.

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

Risks Related to Sources of Financing Our Business

Our growth depends on external sources of capital, which may not be available on favorable terms or at all.

We intend to grow by expanding our portfolio of loans, which we intend to finance primarily through newly issued equity or debt. We may not be in a position to take advantage of attractive lending opportunities for growth if we are unable, due to global or regional economic uncertainty, changes in the state or federal regulatory environment relating to our business, our own operating or financial performance or otherwise, to access capital markets on a timely basis and on favorable terms or at all. In addition, U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gain and certain non-cash income, and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of such taxable income. Because we intend to grow our business, this limitation may require us to raise additional equity or incur debt at a time when it may be disadvantageous to do so.

Our access to capital will depend upon a number of factors over which we have little or no control, including, but not limited to:

●	general economic or market conditions;

●	the market’s view of the quality of our assets;

●	the market’s perception of our growth potential;

●	the current regulatory environment with respect to our business; and

●	our current and potential future earnings and cash distributions.

If general economic instability or downturn leads to an inability to borrow at attractive rates or at all, our ability to obtain capital to finance our loans to borrowers could be negatively impacted. In addition, while we do not consider our Company to be engaged in the cannabis industry, banks and other financial institutions may be reluctant to enter into lending transactions with us, particularly secured lending, because we intend to invest in companies involved in the cultivation, manufacturing and sale of cannabis. To date, we have been unable to obtain outside debt financing on terms and conditions better or equivalent to our current, affiliated debt financing. If debt financing with competitive rates continues to be unavailable to us on acceptable terms, our growth may be limited and our levered return on the loans we make may be lower.

If we are unable to obtain capital on terms and conditions that we find acceptable, we likely will have to reduce the loans we make. In addition, our ability to refinance all or any debt we may incur in the future, on acceptable terms or at all, is subject to all of the above factors, and will also be affected by our future financial position, results of operations and cash flows, which additional factors are also subject to significant uncertainties, and therefore we may be unable to refinance any debt we may incur in the future, as it matures, on acceptable terms or at all. All of these events would have a material adverse effect on our business, financial condition, liquidity and results of operations.

Relatedly, due to the growth in the cannabis industry, the continued development and operation of businesses in the cannabis industry may require additional financing. The failure of our borrowers to raise such capital could result in the delay or indefinite postponement of current business objectives or the cessation of business, which could materially and adversely affect our debt investments in, or loans to borrowers.

Global economic, political and market conditions could have a significant adverse effect on our business, financial condition, liquidity and results of operations, including a negative impact on our ability to access the debt markets on favorable terms.

Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our equity. Additionally, concerns regarding a potential increase in inflation would likely cause interest rates and borrowing costs to rise.

Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the potential effect of the United Kingdom leaving the European Union, and market volatility and loss of investor confidence driven by political events. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

The Chinese capital markets have also experienced periods of instability over the past several years. The current political climate has also intensified concerns about (i) a potential trade war between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products and (ii) potential armed conflict between Russia and Ukraine. These market and economic disruptions, the potential trade war with China and the developing relations between Russia and Ukraine have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, the potential trade war with China and strained relations between Russia and Ukraine could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

Subject to the terms of the Indenture governing our 2027 Senior Notes, we may incur significant debt, which may subject us to restrictive covenants and increased risk of loss and may reduce cash available for distributions to our stockholders, and our governing documents and current credit facility contain no limit on the amount of debt we may incur.

Subject to market conditions, availability and the terms of the Indenture governing our 2027 Senior Notes, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our portfolio’s cash flow. Our governing documents and our Revolving Credit Agreement contain no limit on the amount of debt we may incur, and, subject to the covenants contained in the Indenture, we may significantly increase the amount of leverage we utilize at any time without approval of our stockholders. Leverage can enhance our potential returns but can also exacerbate our losses. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including, but not limited to, the risks that:

●
our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt we incur or we may fail to comply with all of the other covenants contained in such debt, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, and/or (iii) the loss of some or all of our assets to foreclosure or sale;

●	we may be unable to borrow additional funds as needed or on favorable terms, or at all;

●	to the extent we borrow debt that bears interest at variable rates, increases in interest rates could materially increase our interest expense;

●	our default under any loan with cross-default provisions could result in a default on other indebtedness;

●	incurring debt may increase our vulnerability to adverse economic and industry conditions with no assurance that loan yields will increase with higher financing costs;

●
we may be required to dedicate a substantial portion of our cash flow from operations to payments on the debt we may incur, thereby reducing funds available for operations, future business opportunities, stockholder distributions, including distributions currently contemplated or necessary to satisfy the requirements for REIT qualification, or other purposes; and

●	we are not able to refinance debt that matures prior to the loan it was used to finance on favorable terms, or at all.

There can be no assurance that a leveraging strategy will be successful. If any one of these events were to occur, our financial condition, results of operations, cash flow, and our ability to make distributions to our stockholders could be materially and adversely affected.

Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations.

As of December 31, 2021, our total consolidated indebtedness, including that of our subsidiaries, was approximately $175.0 million (excluding debt issuance costs and accrued interests), including $75.0 million that we had drawn under our Revolving Credit Facility.  On December 30, 2021, we drew $75.0 million on our Revolving Credit Facility and all outstanding borrowings were subsequently repaid in full on January 3, 2022. Our indebtedness could have significant adverse consequences to us, such as:

●	limiting our ability to satisfy our financial obligations,;

●	limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;

●	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;

●	limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

●	restricting us from making strategic acquisitions, developing properties or exploiting business opportunities;

●	restricting the way in which we conduct our business because of financial and operating covenants;

●	covenants in the agreements governing our and our subsidiaries’ existing and future indebtedness;

●
exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ debt instruments that could have a material adverse effect on our business, financial condition and operating results;

●	increasing our vulnerability to a downturn in general economic conditions; and

●	limiting our ability to react to changing market conditions in our industry and in our borrowers’ industries.

In addition to our debt service obligations, our operations may require substantial investments. Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non-capital expenditures necessary to maintain the condition of our properties, as well as to provide capacity for the growth of our business, depends on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legal and other factors.

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

Holders of the 2027 Senior Notes have the right to require us to repurchase such 2027 Senior Notes for cash upon the occurrence of designated events. We expect that our future debt agreements or securities may contain similar provisions. We may not have sufficient funds to make the required repurchase or settlement, as applicable, of the 2027 Senior Notes in cash at the applicable time and, in such circumstances, may not be able to arrange the necessary financing on favorable terms, or at all. Similarly, our future subsidiary guarantors of the 2027 Senior Notes, if any, may not have sufficient funds with which to pay such amounts in respect of their guarantees of the 2027 Senior Notes, if any. In addition, our ability to make the required repurchase or settlement may be limited by law or the terms of other debt agreements or securities, as may be any subsidiary guarantor’s ability to make payments in respect of its guarantee on such 2027 Senior Notes, if any. However, our failure to make the required repurchase or settlement, as applicable, of the 2027 Senior Notes, and any subsidiary guarantor’s failure to pay such amounts pursuant to its guarantee of the 2027 Senior Notes, if any, would constitute an event of default under the applicable indenture which, in turn, could constitute an event of default under other debt agreements, thereby resulting in the acceleration and required prepayment of such other debt agreements and further restricting our ability to make such payments and repurchases.

We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness, including the 2027 Senior Notes, or to fund our other liquidity needs. Additionally, if we incur additional indebtedness in connection with future acquisitions or development projects or for any other purpose, our debt service obligations could increase.

We may need to refinance all or a portion of our indebtedness, including the 2027 Senior Notes, on or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

●	our financial condition and market conditions at the time; and

●	restrictions in the agreements governing our indebtedness.

As a result, we may not be able to refinance any of our indebtedness, including the 2027 Senior Notes, on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations, including payments on the 2027 Senior Notes. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity or delaying capital expenditures, or strategic acquisitions and alliances, any of which could have a material adverse effect on our operations. We cannot assure you that we will be able to effect any of these actions on commercially reasonable terms, or at all.

Monetary policy actions by the United States Federal Reserve could adversely impact our financial condition.

We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The Federal Reserve raised the federal funds rate nine times during the period between December 2015 and December 2018 and has announced its intention to determine what future adjustments are appropriate to the federal funds rate over time, including as a result of increased concerns of inflation. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on the demand for debt capital. Changes in fiscal and monetary policies are beyond our control, are difficult to predict and could materially adversely affect us.

Any lending facilities will impose restrictive covenants.

Any lending facilities which we enter would be expected to contain, customary negative covenants and other financial and operating covenants, that among other things, may affect our ability to incur additional debt, make certain loans or acquisitions, reduce liquidity below certain levels, make distributions to our stockholders, redeem debt or equity securities and impact our flexibility to determine our operating policies and loan and investment strategies. For example, such loan documents typically contain negative covenants that limit, among other things, our ability to repurchase our equity, distribute more than a certain amount of our net income or funds from operations to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. If we fail to meet or satisfy any such covenants, we would likely be in default under these agreements, and the lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We could also become subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, such restrictions could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT.

Interest rate fluctuations could increase our financing costs, which could lead to a significant decrease in our results of operations, cash flows and the market value of our loans.

Our primary interest rate exposures will relate to the financing cost of our debt. To the extent that our financing costs will be determined by reference to floating rates, the amount of such costs will depend on a variety of factors, including, without limitation, (i) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (ii) the level and movement of interest rates, and (iii) general market conditions and liquidity. In a period of rising interest rates, our interest expense on floating-rate debt would increase, while any additional interest income we earn on our floating-rate loans may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed-rate loans would not change, the duration and weighted average life of our fixed-rate loans would increase and the market value of our fixed-rate loans would decrease. Similarly, in a period of declining interest rates, our interest income on floating-rate loans would decrease, while any decrease in the interest we are charged on our floating-rate debt may not compensate for such decrease in interest income and interest we are charged on our fixed-rate debt would not change. Any such scenario could materially and adversely affect us.

Any bank credit facilities that we may use in the future to finance our operations may require us to provide collateral or pay down debt.

We may utilize bank credit facilities (including term loans and revolving facilities) to finance our loans if they become available on acceptable terms. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. If we cannot meet these requirements, lenders could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In addition, if a lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of such loans. Such an event could restrict our access to bank credit facilities and increase our cost of capital. The providers of bank credit facilities may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to obtain leverage as fully as we would choose, which could reduce the return on our loans. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

In addition, there can be no assurance that we will be able to obtain bank credit facilities on favorable terms, or at all. Banks and other financial institutions may be reluctant to enter into lending transactions with us.

Adoption of the Basel III standards and other proposed supplementary regulatory standards may negatively impact our access to financing or affect the terms of our future financing arrangements.

In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision (the “Basel Committee”) adopted the Basel III standards several years ago to reform, among other things, bank capital adequacy, stress testing, and market liquidity risk. United States regulators have elected to implement substantially all of the Basel III standards and have even implemented rules requiring enhanced supplementary leverage ratio standards, which impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the United States. Adoption and implementation of the Basel III standards and the supplemental regulatory standards adopted by United States regulators may negatively impact our access to financing or affect the terms of our future financing arrangements due to an increase in capital requirements for, and constraints on, the financial institutions from which we may borrow.

Moreover, in January 2019, the Basel Committee published its revised capital requirements for market risk, known as Fundamental Review of the Trading Book (“FRTB”), which are expected to generally result in higher global capital requirements for banks that could, in turn, reduce liquidity and increase financing and hedging costs. The impact of FRTB will not be known until after any resulting rules are finalized and implemented by the United States federal bank regulatory agencies.

Risks Related to Our Organization and Structure

Provisions in our Charter and our amended and restated bylaws (our “Bylaws”) may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Our Charter and our Bylaws contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our Charter and Bylaws include, among others, provisions that:

●
authorize our Board, without your approval, to cause us to issue additional shares of our common stock or to raise capital through the creation and issuance of our preferred stock, debt securities convertible into common stock, options, warrants and other rights, on terms and for consideration as our Board in its sole discretion may determine;

●
authorize “blank check” preferred stock, which could be issued by our Board without stockholder approval, subject to certain specified limitations, and may contain voting, liquidation, dividend and other rights senior to our common stock;

●
establish a classified Board such that not all members of the Board are elected at each annual meeting of stockholders, which may delay the ability of our stockholders to change the membership of a majority of our Board;

●
specify that only our Board, the chairman of our Board, our chief executive officer or president or, upon the written request of stockholders entitled to cast not less than a majority of the votes entitled to be cast, our secretary can call special meetings of our stockholders;

●	establish advance notice procedures for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of individuals for election to our Board;

●	provide that a majority of directors then in office, even though less than a quorum, may fill any vacancy on our Board, whether resulting from an increase in the number of directors or otherwise;

●	specify that no stockholder is permitted to cumulate votes at any election of directors;

●	provide our Board the exclusive power to adopt, alter or repeal any provision of our Bylaws and to make new Bylaws; and

●	require supermajority votes of the holders of our common stock to amend specified provisions of our Charter.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

Any provision of our Charter or Bylaws that has the effect of delaying or deterring a change in control could limit your opportunity to receive a premium for your shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Charter and Bylaws described above.

Our authorized but unissued shares of common stock and preferred stock may prevent a change in control of our Company.

The Charter authorizes us to issue shares of our common stock and preferred stock without stockholder approval, subject to certain specified limitations. In addition, subject to certain voting rights specifically provided in our Charter or by state statute, our Board may, without stockholder approval, amend the Charter from time to time to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of our common stock and preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our Board may, subject to certain specified limitations, establish a class or series of shares of our common stock and preferred stock that could delay or prevent a merger, third-party tender offer, change of control or similar transaction or a change in incumbent management that might involve a premium price for shares of our common stock or otherwise be in the best interests of our stockholders.

The Maryland General Corporation Law prohibits certain business combinations, which may make it more difficult for us to be acquired.

We are a Maryland corporation and subject to the Maryland General Corporation Law (“MGCL”). Under the MGCL, “business combinations” between a Maryland corporation and an “interested stockholder” or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as: (a) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the then-outstanding voting stock of a corporation; or (b) an affiliate or associate of a corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then-outstanding stock of such corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which the person otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.

After the expiration of the five-year period described above, any business combination between a Maryland corporation and an interested stockholder must generally be recommended by the board of directors of such corporation and approved by the affirmative vote of at least:

●	80% of the votes entitled to be cast by holders of the then-outstanding shares of voting stock of such corporation; and

●
two-thirds of the votes entitled to be cast by holders of voting stock of such corporation, other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected, or held by an affiliate or associate of the interested stockholder.

These supermajority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under the MGCL, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The MGCL also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board has adopted a resolution exempting any business combination with Leonard M. Tannenbaum, or any of his affiliates. Consequently, the five-year prohibition and the supermajority vote requirements will not apply to a business combination between us and Leonard M. Tannenbaum or any of his affiliates. As a result, Leonard M. Tannenbaum or any of his affiliates may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the supermajority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of our Company and increase the difficulty of consummating any offer.

In addition, under the MGCL, holders of our “control shares” (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares. Our Bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our capital stock. There can be no assurance that this exemption will not be amended or eliminated at any time in the future.

The Charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to management.

The Charter provides that a director may only be removed for cause upon the affirmative vote of holders of a majority of the votes entitled to be cast generally in the election of directors. This requirement makes it more difficult to change our management by removing and replacing directors and may prevent a change of control that is in the best interests of our stockholders.

Our Bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and provide that claims relating to causes of action under the Securities Act may only be brought in federal district courts, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees, if any, and could discourage lawsuits against us and our directors, officers and employees, if any.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, will be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, (b) any derivative action or proceeding brought on our behalf (other than actions arising under federal securities laws), (c) any action asserting a claim of breach of any duty owed by any of our directors, officers or other employees to us or to our stockholders, (d) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the MGCL or our Charter or Bylaws or (e) any other action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which federal courts have exclusive jurisdiction. Furthermore, our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claim arising under the Securities Act.

These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers, or employees, if any, which may discourage such lawsuits against us and our directors, officers, and employees, if any. Alternatively, if a court were to find the choice of forum provisions contained in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and operating results. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, the exclusive forum provisions described above do not apply to any actions brought under the Exchange Act.

Ownership limitations contained in the Charter may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

In order for us to qualify as a REIT, for each taxable year after our first REIT taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any taxable year (other than the first year for which an election to be a REIT has been made). “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, the Charter includes ownership limits based on the value and number of outstanding shares of our capital stock. Subject to certain exceptions, (i) (i) no person, other than a Qualified Institutional Investor (as defined in our Charter) or an Excepted Holder (as defined in our charter), shall beneficially own or constructively own shares of our capital stock in excess of the aggregate stock ownership limit set forth in our Charter, (ii) no Qualified Institutional Investor, other than an Excepted Holder, shall beneficially own or constructively own shares of our capital stock in excess of the aggregate stock ownership limit applicable to Qualified Institutional Investor as set forth in our Charter and (iii) no Excepted Holder shall beneficially own or constructively own shares of our capital stock in excess of the stock ownership limit applicable to such Excepted Holder. Leonard M. Tannenbaum may maintain an equity interest up to 29.9% in value or number of shares, whichever is more restrictive, of our Company and has received a waiver with respect to such prohibitions in the Charter. This waiver and our ownership limitations could have the effect of discouraging a takeover or other transaction in which our stockholders might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Maintenance of our exemption from registration under the Investment Company Act may impose significant limits on our operations. Your investment return in our common stock may be reduced if we are required to register as an investment company under the Investment Company Act.

We intend to conduct our operations so that we will be exempt from the provisions of the Investment Company Act pursuant to an exemption contained in 3(c)(5) thereunder. The Investment Company Act provides certain protection to investors and imposes certain restrictions on registered investment companies (including, for example, limitations on the ability of registered investment companies to incur leverage), none of which will be applicable to us.

We classify our assets for purposes of our 3(c)(5)(C) exemption based upon no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. These no-action positions are based on specific factual situations that may be substantially different from the factual situations we may face. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of the Investment Company Act. If we are required to reclassify our assets, we may no longer be in compliance with the exemption from the definition of an investment company provided by Section 3(c)(5)(C) of the Investment Company Act.

A change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.

A failure by us to maintain this exemption would require us to significantly restructure our investment strategy. For example, because affiliate transactions are generally prohibited under the Investment Company Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company, which could have a material adverse effect on our ability to operate the business and pay distributions. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of such entity and liquidate its business.

Rapid and steep declines in the values of our real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the Investment Company Act.

If the market value or income potential of real estate-related investments declines as a result of increased interest rates or other factors, we may need to increase our real estate loans and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

Our rights and the rights of our stockholders to recover on claims against our directors and officers are limited, which could reduce our and our stockholders’ recovery against them if they negligently cause us to incur losses.

The MGCL provides that a director has no liability in such capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. A director who performs his or her duties in accordance with the foregoing standards should not be liable to us or any other person for failure to discharge his or her obligations as a director.

The Charter and Bylaws permit and require us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable costs, fees and expenses in advance of final disposition of a proceeding to any individual who is a present or former director or officer and who is made or threatened to be made a party to, or witness in, the proceeding by reason of his or her service in that capacity or any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner, trustee, member or manager of another corporation, REIT, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made or threatened to be made a party to, or witness in, the proceeding by reason of his or her service in that capacity. With the approval of our Board, we may provide such indemnification and advance for expenses to any individual who served a predecessor of our Company in any of the capacities described above and any employee or agent of our Company or a predecessor of our Company, including our Manager and its affiliates. In addition to the indemnification provided by the Charter and Bylaws, we have entered into indemnification agreements to indemnify, and advance certain fees, costs and expenses to, our directors and officers, subject to certain standards to be met and certain other limitations and conditions as set forth in such indemnification agreements.

While we do not currently do so, we are permitted, to the fullest extent permitted by law, to purchase and maintain insurance on behalf of any of our directors, officers, employees and agents, including our Manager and its affiliates, against any liability asserted against such person. Alternatively, we may in the future establish a sinking fund to contribute a specified amount of cash on a monthly basis towards insuring such persons against liability. Any such insurance or sinking fund may result in us having to expend significant funds, which will reduce the available cash for distribution to our stockholders. Additionally, while we do not have directors and officers insurance, regardless of whether we have a sinking fund, we may also have to expend significant funds to cover our commitments to indemnify our directors and officers.

Risks Related to Our Relationship with Our Manager and its Affiliates

Our future success depends on our Manager and its key personnel and investment professionals. We may not find a suitable replacement for our Manager if the Management Agreement is terminated or if such key personnel or investment professionals leave the employment of our Manager or otherwise become unavailable to us.

We rely on the resources of our Manager to manage our day-to-day operations, as we do not separately employ any personnel. We rely completely on our Manager to provide us with investment advisory services and general management services. Each of our executive officers also serve as officers or employees of our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers, key personnel and investment professionals of our Manager as well as the information and deal flow generated by such individuals. The officers, key personnel and investment professionals of our Manager source, evaluate, negotiate, close and monitor our loans; therefore, our success depends on their continued service. The departure of any of the officers, key personnel and investment professionals of our Manager could have a material adverse effect on our business.

Our Manager is not obligated to dedicate any specific personnel exclusively to us. None of our officers are obligated to dedicate any specific portion of their time to our business. Each of them may have significant responsibilities for other investment vehicles managed by affiliates of our Manager. As a result, these individuals may not always be able to devote sufficient time to the management of our business. Further, when there are turbulent conditions in the real estate markets or distress in the credit markets, the attention of our Manager’s personnel and our executive officers and the resources of our Manager may also be required by other investment vehicles managed by affiliates of our Manager.

In addition, we offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager’s officers, key personnel and investment professionals due to the termination of the Management Agreement, our Manager being acquired, our Manager being internalized by another client of our Manager, or due to other circumstances. Currently, we are managed by our Board and its officers and by our Manager, as provided for under the Management Agreement. The current term of the Management Agreement will expire on July 31, 2023, and will be automatically renewed for one-year terms thereafter unless otherwise terminated. Furthermore, our Manager may decline to renew the Management Agreement with 180 days’ written notice prior to the expiration of the renewal term. If the Management Agreement is terminated and we are unable to find a suitable replacement for our Manager, we may not be able to execute its investment strategy.

Our growth depends on the ability of our Manager to make loans on favorable terms that satisfy our investment strategy and otherwise generate attractive risk-adjusted returns initially and consistently from time to time.

Our ability to achieve our investment objectives depends on our ability to grow, which depends, in turn, on the management and investment teams of our Manager and their ability to identify and to make loans on favorable terms in accordance with our investment strategy as well as on our access to financing on acceptable terms. The demands on the time of the professional staff of our Manager will increase as our portfolio grows and the management of our existing portfolio may divert our Manager’s attention from future potential loans or otherwise slow our rate of investment. Our Manager may be unable to successfully and efficiently integrate new loans into our existing portfolio or otherwise effectively manage our assets or our future growth effectively. We cannot assure you that our Manager will be able to hire, train, supervise, manage and retain new officers and employees to manage future growth effectively, and any such failure could have a material adverse effect on our business. The failure to consummate loans on advantageous terms without substantial expense or delay would impede our growth, would negatively affect our results of operations and our ability to generate cash flow and make distributions to our stockholders, and could cause the value of our common stock to decline.

There are various conflicts of interest in our relationship with our Manager that could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with our Manager and its affiliates. We are managed by our Manager and our executive officers are employees of our Manager or one or more of its affiliates. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager and its affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.

Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager include:

Manager’s advisory activities. While our Manager and its affiliates have agreed that for so long as our Manager is managing us, neither it nor any of its affiliates will sponsor or manage any other mortgage REIT that invests primarily in loans of the same kind as our Company, our Manager and its affiliates may otherwise manage other investment vehicles that have investment objectives that compete or overlap with, and may from time to time invest in, our target asset classes. This may apply to existing investment vehicles or investment vehicles that may be organized in the future. For example, our Manager and/or its affiliates (i) provide investment advisory and other management services to a recently formed investment vehicle focused on investing in operators and ancillary companies in the cannabis industry by providing debt and equity capital to such operators and companies and (ii) intend to provide investment advisory and other management services to a to-be-formed real property REIT focused on funding loans in smaller principal amounts, in each case, founded or to be founded by our Manager or an affiliate of our Manager and in which our Manager or such affiliate maintains or intends to maintain significant equity interests. Additionally, Mr. Kalikow, an affiliate of our Manager and one of our directors and officers, provides investment advisory and other management services to a recently formed investment vehicle focused on acquiring, among other things, equity securities of companies in the cannabis industry, which may from time to time include our existing or target borrowers. Consequently, we, on the one hand, and these other investment vehicles, on the other hand, may from time to time pursue the same or similar loan opportunities. To the extent such other investment vehicles seek to acquire the same target assets as us, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. Our Manager or its affiliates may also give advice to such other investment vehicles that may differ from the advice given to us even though their investment objectives may be the same or similar to ours.

Allocation of loans. Our Manager and its affiliates endeavor to allocate loan opportunities in a fair and equitable manner, subject to their internal policies. The internal policies of our Manager and its affiliates, which may be amended without our consent, are intended to enable us to share equitably with any other investment vehicles that are managed by our Manager or affiliates of our Manager. In general, loan opportunities are allocated taking into consideration various factors, including, among others, the relevant investment vehicles’ available capital, their investment objectives or strategies, their risk profiles and their existing or prior positions in a borrower or particular loan, their potential conflicts of interest, the nature of the opportunity and market conditions, certain regulatory considerations as well as the rotation of loan opportunities. Nevertheless, it is possible that we may not be given the opportunity to participate in certain loans made by investment vehicles managed by our Manager or affiliates of our Manager. In addition, there may be conflicts in the allocation of loan opportunities among us and the investment vehicles managed by our Manager or affiliates of our Manager.

Co-investments. Other investment vehicles managed by our Manager or affiliates of our Manager may co-invest with us or hold positions in a loan where we have also invested, including by means of splitting commitments, participating in loans or other means of syndicating loans. Such loans may raise potential conflicts of interest between us and such other investment vehicles. To the extent such investment vehicles seek to acquire the same target assets as us, subject to the internal policies of our Manager and its affiliates described above, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. In such circumstances, the size of the investment opportunity in loans otherwise available to us may be less than it would otherwise have been, and we may participate in such opportunities on different and potentially less favorable economic terms than such other parties if our Manager deems such participation as being otherwise in our best interests. Furthermore, when such other investment vehicles have interests or requirements that do not align with our interests, including differing liquidity needs or desired investment horizons, conflicts may arise in the manner in which any voting or control rights are exercised with respect to the relevant borrower, potentially resulting in an adverse impact on us. If we participate in a co-investment with an investment vehicle managed by our Manager or an affiliate of our Manager and such vehicle fails to fund a future advance on a loan, we may be required to, or we may elect to, cover such advance and invest additional funds. In addition, if we and such other investment vehicles invest in different classes or types of debt, equity or other investments relating to the same borrower, actions may be taken by such other investment vehicles that are adverse to our interests, including, but not limited to, during a work-out, restructuring or insolvency proceeding or similar matter occurring with respect to such loan. Subject to applicable internal policies of our Manager and its affiliates, our Manager and/or its affiliates may also from time to time serve as administrative agent to all lenders of such co-invested loans. In such a case, there may arise potential conflicts of interest between us, such other investment vehicles and/or such affiliated administrative agent.

Loans in which other investment vehicles managed by our Manager or affiliates of our Manager hold different loans. We may invest in, acquire, sell assets to or provide financing to investment vehicles managed by our Manager or affiliates of our Manager and their borrowers or purchase assets from, sell assets to, or arrange financing from any such investment vehicles and their borrowers. Any such transactions will require approval by a majority of our independent directors. There can be no assurance that any procedural protections will be sufficient to ensure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s-length transaction.

Revolving Credit Facility. Certain affiliates of our Manager act as agent to and/or lenders under our Revolving Credit Facility, which provides revolving loan commitments of up to $75.0 million and bears interest at a fixed rate of 4.75% per annum, payable in cash in arrears. On December 30, 2021, we drew $75.0 million on our Revolving Credit Facility. All outstanding borrowings were subsequently repaid in full on January 3, 2022.  Future proceeds under the Revolving Credit Facility are available to fund investments and bridge capital contributions and for general corporate purposes. Our obligations under the Revolving Credit Agreement and the other loan documents delivered in connection therewith are secured by a first priority security interest in substantially all of our existing and future assets. The maturity date of the Revolving Credit Facility is the earlier of (i) September 30, 2022 and (ii) the closing date of any credit facility where the proceeds are incurred to refund, refinance or replace the Revolving Credit Agreement (as defined below) (any such financing, a “Refinancing Credit Facility”). The Revolving Credit Facility is intended to serve as a backstop until we are able to secure outside credit facility debt financing. It is possible that the interests of our Manager and its applicable affiliates could be in conflict with ours and the interests of our stockholders. Any such financing agreements will require approval by a majority of our independent directors. There can be no assurance that any procedural protections will be sufficient to ensure that these agreements will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s-length transaction.

Fees and expenses. We will be responsible for certain fees and expenses as determined by our Manager, including due diligence costs, legal, accounting and financial advisor fees and related costs, incurred in connection with evaluating and consummating loan opportunities, regardless of whether such loans are ultimately consummated by the parties thereto.

The ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing our business and may result in certain conflicts of interest.

Certain of our officers and directors and the officers and other personnel of our Manager also serve or may serve as officers, directors or partners of certain affiliates of our Manager, as well as investment vehicles sponsored by such affiliates, including investment vehicles or managed accounts not yet established, whether managed or sponsored by affiliates or our Manager. Accordingly, the ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing our business. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our Manager and its officers and employees will not be devoted exclusively to our business; instead it will be allocated between our business and the management of these other investment vehicles.

In the course of our investing activities, we will pay Base Management Fees to our Manager and will reimburse our Manager for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive any distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct loans. As a result of this arrangement, our Manager’s interests may be less aligned with our interests.

Our Management Agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party, and the manner of determining the Base Management Fees may not provide sufficient incentive to our Manager to maximize risk-adjusted returns for our portfolio since it is based on the book value of our equity per annum and not on our performance.

We rely completely on our Manager to provide us with investment advisory services and general management services. Our executive officers also serve as officers or employees of our Manager. Our Management Agreement was negotiated between related parties and their terms, including fees payable, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

We pay our Manager substantial Base Management Fees regardless of the performance of our portfolio. Pursuant to the terms of our Management Agreement, our Manager receives Base Management Fees that are calculated and payable quarterly in arrears in cash, in an amount equal to 0.375% of our Equity (as defined below), subject to certain adjustments, less 50% of the aggregate amount of any Outside Fees, including any agency fees relating to our loans, but excluding the Incentive Compensation and any diligence fees paid to and earned by our Manager and paid by third parties in connection with our Manager’s due diligence of potential loans. Such Base Management Fees will be calculated and payable quarterly in arrears in cash, subject to certain adjustments. Our Manager’s entitlement to the Base Management Fees, which are not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking loans that provide attractive risk-adjusted returns for our portfolio. Further, the Base Management Fee structure gives our Manager the incentive to maximize the book value of our equity raised by the issuance of new equity securities or the retention of existing equity value, regardless of the effect of these actions on existing stockholders. In other words, the Base Management Fee structure will reward our Manager primarily based on the size of our equity raised and not necessarily on our financial returns to stockholders. This in turn could hurt both our ability to make distributions to our stockholders and the market price of our common stock.

The current term of our Management Agreement will expire on July 31, 2023, and will be automatically renewed for one-year terms thereafter unless otherwise terminated. Furthermore, our Manager may decline to renew either Management Agreement with 180 days’ written notice prior to the expiration of the renewal term. If our Management Agreement is terminated and we are unable to find a suitable replacement for our Manager, we may not be able to continue to execute our investment strategy.

Terminating our Management Agreement for unsatisfactory performance of our Manager or electing not to renew the Management Agreement may be difficult and terminating our Management Agreement in certain circumstances requires payment of a substantial termination fee.

Terminating our Management Agreement without cause is difficult and costly. Our independent directors and the Audit and Valuation Committee of our Board will review our Manager’s performance and the applicable Base Management Fees and Incentive Compensation at least annually. Upon 180 days’ written notice prior to the expiration of any renewal term, our Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, based upon unsatisfactory performance by our Manager that is materially detrimental to us. The Management Agreement provides that upon any termination as described in the foregoing, we will pay our Manager a Termination Fee equal to three times the sum of the annual Base Management Fees and annual Incentive Compensation received from us during the 12-month period immediately preceding the most recently completed fiscal quarter prior to such termination. This provision increases the cost to us of terminating the Management Agreement and adversely affects our ability to terminate our Manager without cause.

Even if we terminate our Management Agreement for cause, we may be required to continue to retain our Manager for 30 days following the occurrence of events giving rise to a for-cause termination.

While we have the right to terminate our Management Agreement for cause without paying a Termination Fee, we must provide 30 days’ notice to our Manager in advance of any such termination, including in the event of our Manager’s fraud, misappropriation of funds, embezzlement or bad faith, willful misconduct, gross negligence or reckless disregard in the performance of its duties. As a result, we would be forced to continue to pay our Manager during such 30-day period and we may not be able to find a suitable replacement for our Manager during this period or, if we were able to find a suitable replacement, we may be required to compensate the new manager while continuing to pay our terminated Manager during this 30-day period, unless our Manager waives the notice requirement. This could have an adverse effect on our business and operations, which could adversely affect our operating results and our ability to make distributions to our stockholders.

The Incentive Compensation payable to our Manager under the Management Agreement may cause our Manager to select riskier loans to increase its Incentive Compensation.

In addition to the Base Management Fees, our Manager is entitled to receive Incentive Compensation under our Management Agreement. Under our Management Agreement, we pay Incentive Compensation to our Manager based upon our achievement of targeted levels of Core Earnings. “Core Earnings” is generally defined in our Management Agreement as, for a given period, the net income (loss) computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss); provided that Core Earnings does not exclude, in the case of loans with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash, and (v) one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of such independent directors.

In evaluating loans and other management strategies, the opportunity to earn Incentive Compensation based on Core Earnings and realized profits, as applicable, may lead our Manager to place undue emphasis on the maximization of Core Earnings and realized profits at the expense of other criteria, such as preservation of capital, in order to achieve higher Incentive Compensation. Loans with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our portfolio.

Our Manager manages our portfolio in accordance with very broad investment guidelines and our Board does not approve each loan and financing decision made by our Manager, which may result in us making riskier loans than those currently comprising our Existing Portfolio.

While our Board periodically reviews our portfolios, it does not review all proposed investments. In addition, in conducting periodic reviews, such directors may rely primarily on information provided to them by our Manager. Our Investment Guidelines may be changed from time to time upon recommendation by our Manager and approval by a majority of our Board (which must include a majority of the independent directors of our Board) and our Manager. Furthermore, our Manager may use complex strategies and loans entered into by our Manager that may be difficult or impossible to unwind by the time they are reviewed by our Board. Our Manager has great latitude in determining the types of loans that are proper for us, which could result in loan returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. In addition, our Manager is not subject to any limits or proportions with respect to the mix of target investments that we make or that we may in the future acquire other than as necessary to maintain our exemption from registration under the Investment Company Act and our qualification as a REIT. Decisions made and loans entered into by our Manager may not fully reflect your best interests.

Our Manager may change its investment process, or elect not to follow it, without the consent of our stockholders and at any time, which may adversely affect our loans.

Our Manager may change its investment process without the consent of our stockholders and at any time. In addition, there can be no assurance that our Manager will follow its investment process in relation to the identification and underwriting of prospective loans. Changes in our Manager’s investment process may result in inferior, among other things, due diligence and underwriting standards, which may adversely affect the performance of our portfolio.

We do not have a policy that expressly prohibits our directors, managers, officers, stockholders or affiliates, as applicable, from engaging for their own account in business activities of the types conducted by us.

We do not have a policy that expressly prohibits our directors, officers, stockholders or affiliates from engaging for their own account in business activities of the types conducted by us. For example, certain of our officers and directors and employees of our Manager also have a relationship with our borrowers or other clients as part of their outside business activities. Additionally, (i) many of our officers and directors are equity holders of AFC Warehouse, which invests in the equity of certain of our borrowers, (ii) Mr. Kalikow, our Head of Real Estate and one of our directors, controls a recently formed investment vehicle focused on acquiring, among other things, equity securities of companies in the cannabis industry, which may from time to time include our existing or target borrowers and (iii) certain of our officers and the Chairman of our Board are equity holders of AFC Investments, LLC (“AFC Investments”), Flower Loan Holdco, LLC (“FLH”), an affiliated entity in which Mr. Tannenbaum, our Chief Executive Officer and Chairman of our Board, is the majority ultimate beneficial owner, and ABW, an affiliate of ours that is wholly owned by Mrs. Tannenbaum, and Mr. Tannenbaum, each of which may also lend to our borrowers, and (iv) Mr. and Mrs. Tannenbaum own and control AFC Agent, which is an entity that provides services as an administrative agent to lenders under credit facilities extended to cannabis operators, including credit facilities in which we are currently acting, or may in the future act as lenders. However, our conflicts of interest policies prohibit our directors and officers as well as employees of our Manager from engaging in any transaction that involves a potential or actual conflict of interest with us without the approval of the Audit and Valuation Committee of our Board. In addition, our Management Agreement has limited restrictions on our Manager’s and its affiliates’ respective ability to engage in additional management or loan opportunities, which could result in our Manager or its affiliates engaging in management and investment activities that compete with us, and our conflict of interest policies acknowledge that such activities shall not be deemed a conflict of interest.

Our Manager is subject to extensive regulation as an investment adviser, which could adversely affect its ability to manage our business.

Our Manager is currently an investment adviser under the Advisers Act. Our Manager and its affiliates, as applicable, are subject to regulation as an investment adviser by various regulatory authorities that are charged with protecting the interests of its clients. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the United States Government and regulators to increase the rules and regulations governing, and oversight of, the United States financial system. This activity resulted in changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Manager could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser (if relevant), revocation of the licenses of its employees, censures, fines, or temporary suspension or permanent bar from conducting business, if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect the ability of our Manager and any of its applicable affiliates to manage their respective business. Additionally, our Manager and any of its applicable affiliates must continually address conflicts between their respective interests and those of their respective clients, including us. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts of interest. Our Manager has procedures and controls that we believe are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and difficult and if our Manager or any of its applicable affiliates fail, or appears to fail, to deal appropriately with conflicts of interest, such entity could face litigation or regulatory proceedings or penalties, any of which could adversely affect such entity’s ability to manage our business.

While we believe that we benefit from our Manager’s key personnel and investment professionals expertise and experience, (i) we may not replicate the historical performance of our Manager’s key personnel and investment professionals or that of our Manager’s affiliates, (ii) we and our Manager have not previously managed a REIT vehicle or any investment vehicle focused on providing loans for cannabis industry operators and (iii) we can provide no assurance that, in certain circumstances, their prior experience will not cause reputational harm for us.

We believe that we will benefit from the extensive and diverse expertise and significant financing industry experience of the key personnel and investment professionals of our Manager and its affiliates. However, investors should understand that we and our Manager are recently formed entities that have limited prior operating history upon which to evaluate our and our Manager’s likely performance and we and our Manager have not previously managed a REIT vehicle or any investment vehicle focused on providing loans for cannabis industry operators.

Additionally, in connection with their prior experience, certain of our Manager’s key personnel and its affiliates and our officers and directors have been named defendants in litigation or other legal proceedings involving their managed entities. For example, in 2015, Fifth Street Finance Corporation (“FSC”) and Fifth Street Asset Management (“Fifth Street”) and certain officers and directors of FSC and Fifth Street, including Mr. Tannenbaum and Alexander C. Frank, one of our directors, were named as defendants in actions alleging violations of Sections 10(b) and 20(a) of the Exchange Act regarding statements about the value of FSC’s assets and Fifth Street and certain officers and directors, including Mr. Tannenbaum and Mr. Frank, were named as defendants in actions alleging that the defendants breached their fiduciary duties by causing FSC to enter into an unfair Investment Advisory Agreement with Fifth Street and engaging in a scheme designed to artificially inflate FSC’s assets. In addition, in 2018, Fifth Street Management, LLC (“FSM”), during a time in which Mr. Tannenbaum was an affiliate, was subject to a cease and desist order from the SEC (the “Order”) relating to allegations of improper allocation of expenses to clients and failures relating to its review of a client’s valuation model. The Order was limited to FSM and no individual or FSM affiliated entity was subject to the Order at any time. Additionally, each of these matters have been resolved with no admission of wrongdoing by any party and the dismissals of all claims against each of the named individuals but we cannot provide assurance that these prior legal proceedings or future legal proceedings involving us, our Manager, our Manager’s key personnel or investment professionals or its affiliates or our officers or directors will not cause reputational harm for us.

In addition to other analytical tools, our Manager may utilize financial models to evaluate loan opportunities, the accuracy and effectiveness of which cannot be guaranteed.

In addition to other analytical tools, our Manager may utilize financial models to evaluate loan opportunities, the accuracy and effectiveness of which cannot be guaranteed. In all cases, financial models are only estimates of future results which are based upon assumptions made at the time that the projections are developed. There can be no assurance that our Manager’s projected results will be attained and actual results may vary significantly from the projections. General economic and industry-specific conditions, which are not predictable, can have an adverse impact on the reliability of projections.

Our Manager’s and its affiliates’ liability is limited under the Management Agreement, and we have agreed to indemnify our Manager against certain liabilities. As a result, we could experience poor performance or losses for which our Manager and its affiliates would not be liable.

Pursuant to the Management Agreement, our Manager does not assume any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our Board in following or declining to follow its advice or recommendations. Under the terms of the Management Agreement, our Manager, its affiliates, and any of their respective members, stockholders, managers, partners, trustees, personnel, officers, directors, employees, consultants and any person providing sub-advisory services to our Manager (collectively, the “Manager Parties”) will not be liable to us for acts or omissions performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the relevant Management Agreement. In addition, we have agreed to indemnify the Manager Parties with respect to all losses, damages, liabilities, demands, charges and claims of any nature whatsoever, and any and all expenses, costs and fees related thereto, arising from acts or omissions of the Manager Parties not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement. We have also entered into indemnification agreements with the members of the Investment Committee of our Manager to indemnify and advance certain fees, costs and expenses to such individuals, subject to certain standards to be met and certain other limitations and conditions as set forth in such indemnification agreements. These protections may lead our Manager to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Risks Related to Our Taxation as a REIT

Failure to qualify as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

We intend to operate in a manner so as to continue to qualify as a REIT for U.S. federal income tax purposes. We believe that we have qualified, and our organization and current and proposed method of operation will enable us to continue to qualify as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code, and regulations promulgated by the U.S. Treasury Department thereunder (“Treasury Regulations”) as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. In addition, while we intend to take the position that we and certain of our affiliates are treated as separate entities for purposes of determining whether we qualify as a REIT, there can be no guarantee that the IRS will agree with our position. If we and certain of our affiliates are treated as the same entity for this purpose, we may not qualify as a REIT. Furthermore, future legislation, new regulations, administrative interpretations or court decisions may significantly change the U.S. tax laws or the application of the U.S. tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

●	we would not be allowed a deduction for distributions paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

●	we could be subject to increased state and local taxes; and

●	unless we are entitled to relief under statutory provisions, we would not be able to re-elect to be taxed as a REIT for four taxable years following the year in which we were disqualified.

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions to remain qualified as a REIT for U.S. federal income tax purposes. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it could adversely affect the value of our common stock.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, in order to meet the REIT qualification requirements or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold certain assets through one or more to-be-formed taxable REIT subsidiaries that will be subject to corporate-level income tax at regular rates. In addition, if we lend money to a taxable REIT subsidiary (including loans to partnerships or limited liability companies in which a taxable REIT subsidiary owns an interest), the taxable REIT subsidiary may be unable to deduct all or a portion of the interest paid to us, which could result in an increased corporate-level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.

REIT distribution requirements could adversely affect our ability to exercise our business plan and liquidity and may force us to borrow funds during unfavorable market conditions.

In order to maintain our REIT status and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. In addition, we may need to reserve cash to satisfy our REIT distribution requirements, even though there are attractive lending opportunities that may be available. To qualify as a REIT, we must distribute to our stockholders at least 90% of our net taxable income each year, without regard to the deduction for dividends paid and excluding capital gains and certain non-cash income. In addition, we will be subject to corporate income tax to the extent we distribute less than 100% of our taxable income, including any net capital gain. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate income tax obligation to the extent consistent with our business objectives. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. In addition, if the IRS were to disallow certain of our deductions, such as management fees, depreciation or interest expense, by alleging that we, through our business operations and/or loan agreements with state-licensed cannabis borrowers, are subject to Section 280E of the Code or otherwise, we could be unable to meet the distribution requirements and would fail to qualify as a REIT. Likewise, any governmental fine on us would not be deductible, and the inability to deduct such fines could cause us to be unable to satisfy the distribution requirement.

The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our REIT status. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. To address and/or mitigate some of these issues, we may make taxable distributions that are in part paid in cash and in part paid in our equity. In such cases, our stockholders may have tax liabilities from such distributions in excess of the cash they receive. The treatment of such taxable stock distributions is not entirely clear, and it is possible the taxable stock distribution will not count towards our distribution requirement, in which case adverse consequences could apply.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or to liquidate otherwise attractive loans.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our stockholders. In order to meet these tests, we may be required to forego loans that we might otherwise make or liquidate loans we might otherwise continue to hold. Thus, compliance with the REIT requirements may hinder our performance by limiting our ability to make and/or maintain ownership of certain otherwise attractive loans.

Temporary investment of available capital in short-term securities and income from such investment generally will allow us to satisfy various REIT income and asset qualifications, but only during the one-year period beginning on the date we receive such capital. If we are unable to invest a sufficient amount of such capital in qualifying real estate assets within such one-year period, we could fail to satisfy the gross income tests and/or we could be limited to investing all or a portion of any remaining funds in cash or cash equivalents. If we fail to satisfy such income test, unless we are entitled to relief under certain provisions of the Code, we could fail to qualify as a REIT.

The tax on prohibited transactions will limit our ability to engage in certain loans involving the sale or other disposition of property or that would otherwise subject us to a 100% penalty tax.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held as inventory or primarily for sale to customers in the ordinary course of business. Although we do not intend to hold a significant amount of assets as inventory or primarily for sale to customers in the ordinary course of our business, the characterization of an asset sale as a prohibited transaction depends on the particular facts and circumstances. The Code provides a safe harbor that, if met, allows a REIT to avoid being treated as engaged in a prohibited transaction. We may sell certain assets in transactions that do not meet all of the requirements of such safe harbor if we believe the transaction would nevertheless not be a prohibited transaction based on an analysis of all of the relevant facts and circumstances. If the IRS were to successfully argue that such a sale was in fact a prohibited transaction, we would be subject to a 100% penalty tax with respect to such sale. In addition, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales, even though the sales might otherwise be beneficial to us.

Legislative, regulatory or administrative tax changes related to REITs could materially and adversely affect our business.

At any time, the U.S. federal income tax laws or Treasury Regulations governing REITs, or the administrative interpretations of those laws or regulations, may be changed, possibly with retroactive effect. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

Dividends payable by REITs generally do not qualify for reduced tax rates applicable to qualified dividend income.

The maximum U.S. federal income tax rate for certain qualified dividends payable to individual U.S. stockholders is 20%. Dividends payable by REITs, however, are generally not qualified dividends and therefore are not eligible for taxation at the reduced rates. However, to the extent such dividends are attributable to certain dividends that we receive from a taxable REIT subsidiary or to income from a prior year that was retained by us and subject to corporate tax, such dividends generally will be eligible for the reduced rates that apply to qualified dividend income. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our equity. However, through the 2025 tax year, individual U.S. stockholders may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to qualified dividend income received by us, if any), which temporarily reduces the effective tax rate on these dividends to a maximum federal income tax rate of 29.6% for those years. If we fail to qualify as a REIT, such stockholders may not claim this deduction with respect to dividends paid by us. Stockholders are urged to consult tax advisers regarding the effect of this change on the effective tax rate with respect to REIT dividends.

If we were considered to have actually or constructively paid a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain and certain non-cash income. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends,” unless we are a “publicly offered REIT,” which we became upon our IPO. A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment program inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend prior to our IPO, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations prior to the IPO had been structured in such a manner that we will not be treated as inadvertently having paid preferential dividends, we can provide no assurance to this effect.

The ability of our Board to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.

The Charter provides that our Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if our Board determines that it is no longer in our best interest to attempt to, or continue to, qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our net taxable income, and we generally would no longer be required to distribute any of our net taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.

Complying with REIT requirements may limit our ability to hedge our operational risks effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge risks relating to our operations. Any income from a hedging transaction that we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests.

To the extent the business interest deductions of our subsidiaries, if any, are deferred or disallowed, our taxable income may exceed our cash available for distributions to stockholders.

Code Section 163(j) limits the deductibility of “business interest” for both individuals and corporations. Certain real property trades or businesses are permitted to elect out of this limitation, but we do not expect it to be available to us. To the extent our interest deductions or those of our subsidiaries, if any, are deferred or disallowed under Code Section 163(j) or any other provision of law, our taxable income may exceed our cash available for distribution to our stockholders. As a result, there is a risk that we may have taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.

Risk Related to Ownership of Our Common Stock

The market price for our common stock may be volatile, which could contribute to the loss of all or part of your investment.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:

■	our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;

■	changes in governmental policies, regulations or laws;

■	loss of a major funding source or inability to obtain new favorable funding sources in the future;

■	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

■	actual, anticipated or perceived accounting or internal control problems;

■	publication of research reports about us, the real estate industry or the cannabis industry;

■	our value of the properties securing our loans;

■	changes in market valuations of similar companies;

■	adverse market reaction to any increased indebtedness we may incur in the future;

■	additions to or departures of the executive officers or key personnel supporting or assisting us from our Manager or its affiliates, including our Manager’s investment professionals;

■	speculation in the press or investment community about us or other similar companies;

■	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

■
increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock (if we have begun to make distributions to our stockholders) and which could cause the cost of our interest expenses on our debt to increase;

■	failure to qualify or maintain our qualification as a REIT or exemption from the Investment Company Act;

■	price and volume fluctuations in the stock market generally; and

■	general market and economic conditions, including the state of the credit and capital markets.

Any of the factors listed above could materially adversely affect your investment in our common stock, and our common stock may trade at prices significantly below the public offering price, which could contribute to a loss of all or part of your investment. In such circumstances the trading price of our common stock may not recover and may experience a further decline.

In addition, broad market and industry factors could materially adversely affect the market price of our common stock, irrespective of our operating performance. The stock market in general, and Nasdaq and the market for cannabis-related companies and REITs have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of ours, may not be predictable. For example, the COVID-19 outbreak continues to rapidly evolve and the extent to which the outbreak may impact our business and the business of our borrowers will depend on future developments, which are highly uncertain and cannot be predicted with confidence. A loss of investor confidence in the market for finance companies or for those companies in the cannabis industry or the stocks of other companies which investors perceive to be similar to us, the opportunities in the finance or cannabis market or the stock market in general, could depress our stock price regardless of our business, financial condition, results of operations or growth prospects.

The value of our equity securities could be materially and adversely affected by our level of cash distributions.

The value of the equity securities of a company whose principal business is similar to ours is based primarily upon investors’ perception of its growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and is secondarily based upon the market value of its underlying assets. For that reason, our equity may be valued at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the price at which our equity could trade. Our failure to meet investors’ expectations with regard to future earnings and cash distributions likely would materially and adversely affect the valuation of our equity.

Future offerings of debt securities, which would rank senior to our common stock upon a bankruptcy liquidation, and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the value of our capital stock.

In the future, we intend to attempt to increase our capital resources by making offerings of debt or equity securities. As the cannabis industry continues to evolve and to the extent that additional states legalize cannabis, the demand for capital continues to increase as operators seek to enter and build out new markets. We expect the principal amount of the loans we originate to increase and that we will need to raise additional equity and/or debt funds to increase our liquidity in the near future. Upon bankruptcy or liquidation, holders of our debt securities, lenders with respect to any of our borrowings and holders of our preferred stock, if any, will receive a distribution of our available assets prior to the holders of our common stock. Equity offerings by us may dilute the holdings of our existing stockholders or reduce the valuation of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control.

We may in the future pay distributions from sources other than our cash flow from operations, including borrowings, offering proceeds or the sale of assets, which means we will have less funds available for investments or less income-producing assets and your overall return may be reduced.

We may in the future pay distributions from sources other than from our cash flow from operations. We intend to fund the payment of regular distributions to our stockholders entirely from cash flow from our operations. However, we may from time to time not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, if we choose to pay a distribution, we may choose to use cash flows from financing activities, including borrowings (including borrowings secured by our assets) and net proceeds of this or a prior offering, from the sale of assets or from other sources to fund distributions to our stockholders.

To the extent that we fund distributions from sources other than cash flows from operations, including borrowings, offering proceeds or proceeds from asset sales, the value of your investment will decline, and such distributions may constitute a return of capital and we may have fewer funds available for the funding of loans or less income-producing assets and your overall return may be reduced. Further, to the extent distributions exceed our earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder will be required to recognize capital gain.

There is a risk that stockholders may not receive distributions or that such dividends may not grow over time.

We intend to make to make regular quarterly distributions to our stockholders, consistent with our intention to qualify as a REIT for U.S. federal income tax purposes. However, any future determination to actually pay dividends will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board deems relevant. We therefore cannot assure our stockholders that we will achieve investment results and other circumstances that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions.

As one of our significant stockholders and a significant beneficial owner of our Manager, Leonard M. Tannenbaum, can exert significant influence over our corporate actions and important corporate matters.

Our founder, Chief Executive Officer and Chairman of our Board, Leonard M. Tannenbaum, beneficially owns approximately 22.4% of our outstanding equity. Mr. Tannenbaum currently owns 3,342,500 shares of our common stock and has been granted options to purchase up to 1,906,958 shares of our common stock, which are fully vested and exercisable. Mr. Tannenbaum also owns over 70% of the outstanding equity of Advanced Flower Capital Management, LLC, the parent company of our Manager (the “Parent Manager”). Similarly, Jonathan Kalikow, our Head of Real Estate and one of our directors, and Robyn Tannenbaum, our Managing Director, Head of Origination and Investor Relations, currently own 5% and 10% of the Parent Manager, respectively.

Mr. Tannenbaum and, to a lesser extent, Mrs. Tannenbaum and Mr. Kalikow could therefore exert substantial influence over our corporate matters, such as electing directors and approving material mergers, acquisitions, strategic partnerships or other business combination transactions, as applicable. This concentration of ownership may discourage, delay or prevent a change in control which could have the dual effect of depriving our stockholders from an opportunity to receive a premium for their equity as part of a sale of AFC Gamma, Inc. and otherwise reducing the price of such equity.

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make shares of our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, an extended transition period for complying with new or revised accounting standards and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1.07 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our IPO, which occurred in March 2021, (iii) the date on which we have, during the previous three year period, issued more than $1.0 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

Similarly, as a “smaller reporting company” under federal securities laws, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may be a smaller reporting company even after we are no longer an emerging growth company.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company and/or smaller reporting company, as applicable.

We incur significant costs as a result of being a public company, and such costs may increase when we cease to be an emerging growth company and/or smaller reporting company.

As a public company, we incur significant legal, accounting, insurance and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations may significantly increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. As a result, our executive officers’ attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Furthermore, the expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly after we are no longer an emerging growth company nor a smaller reporting company, although we are currently unable to estimate these costs with any degree of certainty. We could be an emerging growth company for up to five full fiscal years, although circumstances could cause us to lose that status earlier as discussed above, which could result in our incurring additional costs applicable to public companies that are not emerging growth companies. We may be a smaller reporting company even after we are no longer an emerging growth company.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

General Risk Factors

Ineffective internal controls could impact our business and operating results.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and the reliability of our consolidated financial statements could be compromised.

We rely on information technology in our operations, and security breaches and other disruptions in our systems could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our borrowers and business partners, including personally identifiable information of our borrowers and employees, if any, on our networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our borrowers for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, damage to business relationships and regulatory fines and penalties. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Although we intend to implement processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, such measures will not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

Future sales of our capital stock or other securities convertible into our capital stock could cause the value of our common stock to decline and could result in dilution of your shares of our common stock.

Our Board is authorized, without your approval, to cause us to issue additional shares of our common stock or to raise capital through the creation and issuance of our preferred stock, debt securities convertible into common stock, options, warrants and other rights, on terms and for consideration as our Board in its sole discretion may determine.

Sales of substantial amounts of our capital stock or other securities convertible into our capital stock could cause the valuation of our capital stock to decrease significantly. We cannot predict the effect, if any, of future sales of our equity, or the availability of our equity for future sales, on the value of our equity. Sales of substantial amounts of our equity by any large stockholder, or the perception that such sales could occur, may adversely affect the valuation of our equity.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would materially adversely affect our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. When we lose our status both as an emerging growth company and a smaller reporting company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could materially adversely affect the trading price of our common stock.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make any related party transaction disclosures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently maintain our executive office in West Palm Beach, Florida. We also maintain an executive office in Greenwich, Connecticut. Our Florida office is leased by our Manager or one of its affiliates from a third party and pursuant to the terms of our Management Agreement, we reimburse our Manager (or its affiliate, as applicable) for certain expenses relating to such offices (including our pro-rata portion of rent, telephone, printing, mailing, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses), as well as expenses relating to disaster backup recovery sites and facilities maintained for us, our affiliates, our loans or our Manager or its affiliates, in each case, as required for our operation. Our Connecticut office is leased by our Manager or one of its affiliates from Mr. Tannenbaum and pursuant to the terms of our Management Agreement, we reimburse our Manager (or its affiliate, as applicable) for certain expenses relating to such office (including our pro-rata portion of telephone, printing, mailing, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses), as well as expenses relating to disaster backup recovery sites and facilities maintained for us, our affiliates, our loans or our Manager or its affiliates as required for our operation. Mr. Kalikow operates out of New York from property that he owns and is reimbursed by the Manager for certain expenses relating to such office (including our pro-rata portion of telephone, printing, mailing, utilities, office furniture, equipment machinery and other office, internal and overhead expenses), as well as expenses relating to disaster backup recovery sites and, in turn, pursuant to the terms of our Management Agreement, we reimburse the Manager for such expenses. We do not have to reimburse our Manager for rent for the use of this office space. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third-parties may try to seek to impose liability on us in connection with our loans. As of December 31, 2021, we were not subject to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for trading on the Nasdaq Stock Market under the symbol “AFCG.” On March 7, 2022, the closing price of our common stock, as reported on the Nasdaq, was $19.22 per share. There were 44 holders of record of our common stock as of March 7, 2022. This number does not include beneficial owners who hold shares of our common stock in street name.

Distribution Policy

U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains and certain non-cash income, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of such REIT taxable income. If we distribute less than the sum of (i) 85% of our ordinary income for the calendar year, (ii) 95% of our capital gain net income for the calendar year, and (iii) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed.

As a result, in order to satisfy the requirements for us to qualify as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to our stockholders out of assets legally available therefor. REIT taxable income as computed for purposes of the foregoing tax rules will not necessarily correspond to our net income as determined for financial reporting purposes, or our Distributable Earnings as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures and Indicators—Distributable Earnings.”

Any future determination to actually pay dividends or other distributions will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements, the annual distribution requirements under the REIT provisions of the Code, our REIT taxable income and other factors that our Board deems relevant. Under the MGCL, we generally may only pay a dividend or other distribution if, after giving effect to the distribution, we would be able to pay our indebtedness as it becomes due in the usual course of business and our total assets exceed our total liabilities.

To the extent that our cash available for distribution is less than the amount required to be distributed under the REIT provisions of the Code, we may be required to fund distributions from working capital or through equity, equity-related or debt financings or, in certain circumstances, asset sales, as to which our ability to consummate loans in a timely manner on favorable terms, or at all, cannot be assured, or we may make a portion of the Required Distribution in the form of a taxable stock distribution or distribution of debt securities.

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Reserved

None.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report. This discussion contains forward-looking statements that reflect our current expectations and views of future events, which involve risks and uncertainties. Unless the context otherwise requires, as used in this section the terms “we,” “us,” “our,” or “AFCG,” refers to AFC Gamma, Inc.

Overview

AFC Gamma, Inc. is an institutional lender to the cannabis industry that was founded in July 2020 by a veteran team of investment professionals. We originate, structure and underwrite, and invest in senior secured loans and other types of loans and debt securities for established cannabis industry operators in states that have legalized medical and/or adult use cannabis. As states continue to legalize cannabis for medical and adult use, an increasing number of companies operating in the cannabis industry need financing. Due to the currently capital constrained cannabis market which does not typically have access to traditional bank financing, we believe we are well positioned to continue as a prudent financing source to established cannabis industry operators given our stringent underwriting criteria, size and scale of operations and institutional infrastructure. Our objective is to provide attractive risk-adjusted returns over time through cash distributions and capital appreciation by providing loans to state law compliant cannabis companies. The loans we originate are primarily structured as senior loans secured by real estate, equipment, value associated with licenses and/or other assets of the loan parties to the extent permitted by applicable laws and the regulations governing such loan parties. Some of our borrowers have their equity securities listed for public trading on the Canadian Securities Exchange (“CSE”) in Canada and/or over-the-counter (“OTC”) in the United States. Our loans typically have up to a five-year maturity and contain amortization and/or cash flow sweeps. We commenced operations on July 31, 2020 and completed our initial public offering (“IPO”) in March 2021.

We are externally managed by our Manager, AFC Management, LLC, a Delaware limited liability company, pursuant to the terms of our Management Agreement.

We commenced operations on July 31, 2020 and completed our IPO in March 2021. We are incorporated in Maryland and have elected to be taxed as a REIT, commencing with our taxable year ended December 31, 2020. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all or substantially all of our taxable income to stockholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act.

Our wholly-owned subsidiary, AFCG TRS1, LLC, operates as a taxable REIT subsidiary. The TRS began operating in July 2021. Our investment in the equipment loan to Public Company A was transferred to the TRS on July 31, 2021 and constituted substantially all of the assets of the TRS as of December 31, 2021. The financial statements of the TRS have been consolidated within our consolidated financial statements.

We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of our financials to those of other public companies more difficult. Additionally, because we have taken advantage of certain reduced reporting requirements available to smaller reporting companies and emerging growth companies, the information contained herein may be different from the information you receive from other public companies.

We could remain an “emerging growth company” for up to five years from our IPO, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

Revenues

We operate as one operating segment and are primarily focused on financing senior secured loans and other types of loans for established cannabis industry operators in states where medical and/or adult use cannabis is legal. These loans are generally held for investment and are secured by real estate, equipment, value associated with licenses and/or other assets of the loan parties to the extent permitted by the applicable laws and the regulations governing such loan parties.

We generate revenue primarily in the form of interest income on loans. The majority of our loans currently accrue interest at a fixed rate. As of December 31, 2021, six of our loans, representing approximately 35% of our portfolio based on aggregate outstanding principal balances, paid interest at a variable rate tied to LIBOR. Going forward, we intend to have the majority of our loans accrue at floating rates. Interest on our loans is generally payable monthly or quarterly. The principal amount of our loans and any accrued but unpaid interest thereon generally become due at the applicable maturity date. In many cases, our interest income includes a paid-in-kind (“PIK”) component for a portion of the total interest. The PIK interest, computed at the contractual rate specified in each applicable loan agreement, is accrued in accordance with the terms of such loan agreement and added to the principal balance of the loan and recorded as interest income. The PIK interest added to the principal balance is typically amortized and paid in accordance with the applicable loan agreement. In cases where the loans do not amortize, the PIK interest is collected upon repayment of the outstanding principal. We also generate revenue from OID, which is also recognized as interest income from loans over the initial term of the applicable loans. Delayed draw loans earn interest or unused fees on the undrawn portion of the loan, which is recognized as interest income and ordinary fee income, respectively, in the period earned. Other fees, including prepayment fees and exit fees, are also recognized as interest income when received. Any such fees will be generated in connection with our loans and recognized as earned in accordance with GAAP.

Expenses

Our primary operating expenses are the payment of Base Management Fees and Incentive Compensation under our Management Agreement with our Manager and the allocable portion of overhead and other expenses paid or incurred on our behalf, including reimbursing our Manager for a certain portion of the compensation of certain personnel of the Manager who assist in the management of the Company’s affairs, excepting only those expenses that are specifically the responsibility of our Manager pursuant to our Management Agreement. We bear all other costs and expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

●	organizational and offering expenses;

●	quarterly valuation expenses;

●	fees payable to third parties relating to, or associated with, making loans and valuing loans (including third-party valuation firms);

●	fees and expenses associated with investor relations and marketing efforts (including attendance at investment conferences and similar events);

●	federal and state registration fees;

●	any exchange listing fees;

●	federal, state and local taxes;

●	independent directors’ fees and expenses;

●	brokerage commissions;

●	costs of proxy statements, stockholders’ reports and notices; and

●	costs of preparing government filings, including periodic and current reports with the SEC.

Prior to the consummation of our IPO, we were not obligated to reimburse our Manager or its affiliates, as applicable, for any compensation paid to Mr. Tannenbaum, Mr. Kalikow or Mrs. Tannenbaum. For the 2021 fiscal year, our Manager did not seek reimbursement for our allocable share of Mr. Kalikow’s compensation, but did seek reimbursement for our allocable share of Mrs. Tannenbaum’s compensation.

Income Taxes

We are a Maryland corporation and have elected to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 2020. We believe that we have qualified, and our organization and current and proposed method of operation will enable us to continue to qualify, as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us satisfying numerous asset, income and distribution tests which depends, in part, on our operating results.

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income, as adjusted, prior to the deduction for dividends paid. To the extent that we distribute less than 100% of such REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of (i) 85% of our ordinary income for the calendar year, (ii) 95% of our capital gain net income for the calendar year, and (iii) any Required Distribution to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between such Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. Our stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they will be deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense is included in the line item income tax expense.

Factors Impacting our Operating Results

The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest margin, the market value of our assets and the supply of, and demand for, commercial real estate debt and other financial assets in the marketplace. Our net interest margin, which includes the accretion and amortization of OID, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. Interest rates will vary according to the type of loan, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, some of which cannot be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers.

Changes in Fair Value of Our Assets

We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our consolidated balance sheet. As of December 31, 2021, three of our loans held for investment were carried at fair value within loans held at fair value in our consolidated balance sheets, with changes in fair value recorded through earnings. As of December 31, 2021, the Company had one investment in debt securities held at fair value classified as available-for-sale.

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

Recent Developments

Subsequent to the end of the fourth quarter, we increased commitments to three current borrowers in the amount of approximately $46.9 million and funded approximately $49.4 million of principal amount of new and unfunded commitments. Additionally, we sold one investment in debt securities of $15.0 million and were repaid by Private Company E of approximately $20.0 million.

In January 2022, Public Company A and the agent to the real estate loan entered into an amendment decreasing cash interest from 12% per annum to 10% per annum and increasing accrual interest from 2% per annum to 4% per annum on the real estate loan subsequent to the amendment. Additionally, the outstanding balance of accrual interest was capitalized as of January 1, 2022 into the outstanding principal balance of the real estate loan.

On January 10, 2022, we completed an underwritten offering of 3,000,000 shares of our common stock, at a price to the public of $20.50 per share. Our gross proceeds from the offering were $61.5 million, before deducting underwriting discounts and commissions, a structuring fee and offering expenses. In connection with the offering, the underwriters were granted an over-allotment option to purchase up to an additional 450,000 shares of our common stock. On January 14, 2022, the underwriters partially exercised the over-allotment option with respect to 291,832 shares of common stock, which was completed on January 19, 2022. The underwriting commissions of approximately $3.5 million will be reflected as a reduction of additional paid-in capital in the first quarter of fiscal year 2022. We incurred approximately $1.0 million of expenses in connection with the offering. After giving effect to the partial exercise of the over-allotment option, the total number of shares sold in the public offering was 3,291,832 shares and total gross proceeds, before deducting underwriting discounts and commissions, a structuring fee and other offering expenses, were approximately $67.5 million.

On December 30, 2021, we drew $75.0 million on our Revolving Credit Facility. All outstanding borrowings were subsequently repaid in full on January 3, 2022.

In February 2022, Private Company E repaid its loan in full.  The loan had an original maturity date of April 2026 and the outstanding principal on the date of repayment was approximately $20.0 million.  We received a prepayment premium of $1.3 million upon repayment of the loan.

In February 2022, we committed an additional $15.3 million under the expansion to the Private Company A Credit Facility, and now hold $77.8 million in total of the expanded credit facility, and an additional $1.0 million of the expansion was syndicated.

In February 2022, we sold our $15.0 million investment in the Public Company G debt securities for 106% of face value, resulting in a loss of approximately $0.2 million. This investment was classified as available-for-sale as of December 31, 2021.

In March 2022, we entered into the fourth amendment of the Amended and Restated Credit Agreement with Public Company F to, among other things, increase the total loan commitments by $100 million, with approximately (i) $26.6 million of the new loan commitments allocated to us; (ii) $15.0 million of the new loan commitments allocated to FLH; and (iii) the remaining loan commitments allocated to third-party lenders by the third-party agent.

In March 2022, we committed an additional $5.0 million under the Private Company B credit facility. Following the expansion, we now hold $15.5 million in total principal amount.

In March 2022, we declared a regular cash dividend of $0.55 per share of our common stock, relating to the first quarter of 2022, which will be paid on April 15, 2022 to stockholders of record as of March 31, 2022. The estimated aggregate amount of the regular cash dividend payment is approximately $10.9 million.

Equity and Debt Offerings

Developments During 2021

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

On June 28, 2021, we completed a public offering of 2,750,000 shares of our common stock at a price of $20.50 per share, raising approximately $56.4 million in gross proceeds. The underwriting commissions of approximately $3.1 million are reflected as a reduction of additional paid-in capital on the consolidated statements of stockholders’ equity. We incurred approximately $0.7 million of expenses in connection with the offering, which is reflected as a reduction in additional paid-in capital. The net proceeds to us totaled approximately $52.6 million.

On July 6, 2021, in connection with our June 28, 2021 public offering, the underwriters partially exercised their over-allotment option to purchase 269,650 shares of our common stock at a price of $20.50 per share, raising approximately $5.5 million in additional gross proceeds or approximately $5.2 million in net proceeds after underwriting commissions of approximately $0.3 million, which is reflected as a reduction of additional paid-in capital on the consolidated statements of stockholders’ equity.

In November 2021, we issued $100.0 million in aggregate principal amount of the 2027 Senior Notes. The 2027 Senior Notes accrue interest at a rate of 5.750% per annum. Interest on the 2027 Senior Notes is due semi-annually on May 1 and November 1 of each year, beginning on May 1, 2022. The net proceeds from the issuance of the 2027 Senior Notes were approximately $97 million, after deducting the initial purchasers’ discounts and commissions and estimated offering fees and expenses payable by us. We intend to use the net proceeds from the issuance of the 2027 Senior Notes to fund debt investments and for general corporate purposes. The 2027 Senior Notes are required to be guaranteed by our existing and future subsidiaries, other than  Immaterial Subsidiaries (as defined in the Indenture), and we currently do not have any subsidiaries other than Immaterial Subsidiaries. The terms of the 2027 Senior Notes are governed by an Indenture, dated November 3, 2021, among us, as issuer, and TMI Trust Company, as trustee.

In November 2021, we entered into the Second Amendment (the ‘‘Second Amendment’’) to the Revolving Credit Agreement to, among other things: (i) decrease the interest rate to 4.75% per annum; (ii) extend the maturity date to the earlier of September 30, 2022 and the closing date of any credit facility where the proceeds are incurred to refund, refinance or replace such Revolving Credit Agreement; (iii) add an unused fee of 0.25% per annum on the undrawn amount of the revolving loan commitments; (iv) add a one-time commitment fee of 0.25% of the total revolving loan commitments, payable in three quarterly installments, beginning in the first quarter of 2022; (v) increase the aggregate revolving credit commitments to $75.0 million; (vi) provide holders of the 2027 Senior Notes, on the occurrence of certain events of default and subject to certain terms and conditions, the option to purchase all outstanding obligations under the Revolving Credit Agreement; and (vii) require all payments of interest, the commitment fee and unused fee (in each case, net of applicable taxes) to be paid, directly or indirectly, to a charitable foundation to be designated by AFC Finance, LLC in its sole discretion. In December 2021, we drew $75.0 million on our Revolving Credit Facility. All outstanding borrowings were subsequently repaid in full on January 3, 2022.

COVID-19

Over the course of the COVID-19 pandemic, medical cannabis companies have been deemed “essential” by almost all states with legalized cannabis and stay-at-home orders. Consequently, the impact of the COVID-19 pandemic and the related regulatory and private sector response on our financial and operating results for the period ended December 31, 2021 was somewhat mitigated as all of our borrowers were permitted to continue to operate during this pandemic and we have not experienced any payment defaults by our borrowers nor have we made any concessions on any payments due, in each case, related to the COVID-19 pandemic.

Regardless, the full extent of the economic impact of the business disruptions caused by COVID-19, and variants of COVID-19, is uncertain. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving, and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic has impacted almost every industry directly or indirectly, including the regulated cannabis industry. Although most of these measures have been lifted or scaled back, surges of COVID-19 in certain parts of the world, including the United States, have resulted and may in the future result in the re-imposition of certain restrictions and may lead to more restrictions to reduce the spread of COVID-19. The full effect that these disruptions may have on our operations and financial performance will depend on future developments, including possible impacts on the performance of our loans, general business activity, and ability to generate revenue, which cannot be determined. For more information see “Risk Factors—Risks Related to Our Business and Growth Strategy—The current outbreak of COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely impact or cause disruption to our borrowers and their operations, and in turn our ability to continue to execute our business plan.”

Results of Operations

We commenced operations on July 31, 2020 and therefore, the comparative period for the year ended December 31, 2021 is from July 31, 2020 to December 31, 2020 (the “Prior Period” or “period ended December 31, 2020”). Differences in the results of operations compared to the Prior Period are mainly due to the Prior Period only including approximately five months of operations compared to the year ended December 31, 2021. Results for the initial periods of our operations are not indicative of the results we expect when our investment strategy has been fully implemented.

For the year ended December 31, 2021 and period ended December 31, 2020

Our net income allocable to our common stockholders for the year ended December 31, 2021 was approximately $21.0 million or $1.57 per basic weighted average common share, respectively, compared to net income allocable to our common stockholders of $4.3 million or $0.76 per basic weighted average common share for the period ended December 31, 2020. Net income of approximately $21.0 million for the year ended December 31, 2021, was comprised of approximately $38.1 million of interest income, interest expense of approximately $1.1 million, operating expenses of approximately $4.3 million, stock-based compensation expense of approximately $1.7 million, management and incentive fees of approximately $8.3 million, change in the provision for current expected credit losses of approximately $2.6 million, realized gains on loans of $0.5 million, and a net change in unrealized gain on loans of approximately $0.6 million. Net income of approximately $4.3 million for the period ended December 31, 2020 was comprised of approximately $5.3 million in total revenues, operating expenses of approximately $2.0 million, management and incentive fees of approximately $0.4 million, change in the provision for current expected credit losses of approximately $0.5 million, realized gains on loans of $0.4 million, and a net change in unrealized gain on loans of approximately $1.6 million.

For the year ended December 31, 2021, we incurred fees payable to our manager for a Base Management Fee of approximately $2.3 million, which was net of a Base Management Fee Rebate of approximately $1.0 million. The Incentive Compensation fee payable to our manager for the year ended December 31, 2021 was approximately $6.0 million. For the period ended December 31, 2020, we incurred fees earned by our Manager for a Base Management Fee of approximately $0.4 million, which was net of a Base Management Fee Rebate of approximately $0.3 million. Our Manager agreed to waive the Incentive Compensation for the period from July 31, 2020 through December 31, 2020, which was approximately $0.5 million for the period. For the year ended December 31, 2021, our Manager will be reimbursed for approximately $2.3 million for out-of-pocket costs incurred on our behalf. For the period ended December 31, 2020, our Manager was reimbursed for approximately $0.7 million for out-of-pocket costs incurred on our behalf.

For the year ended December 31, 2021, the increase to our provision for current expected credit loss was approximately $2.6 million and the balance as of December 31, 2021 was approximately $3.1 million or 120 basis points of our total loans held at carrying value and loans receivable at carrying value commitment balance of approximately $259.7 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loans receivable at carrying value of approximately $2.4 million and (ii) a liability for unfunded commitments of approximately $0.7 million. For the period ended December 31, 2020, our provision for current expected credit loss was approximately $0.5 million or 132 basis points of our total loans held at carrying value and loans receivable at carrying value commitment balance of approximately $35.2 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loans receivable at carrying value of approximately $0.4 million and (ii) a liability for unfunded commitments of approximately $0.1 million. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.

Investments in loans held at fair value are recorded on the trade date at cost, which reflects the amount of principal funded net of any original issue discounts. An unrealized gain arises when the fair value of the loan portfolio exceeds its cost and an unrealized loss arises when the fair value of the loan portfolio is less than its cost. The net change in unrealized gain of approximately $0.6 million and $1.6 million for the year ended December 31, 2021 and period ended December 31, 2020, respectively, was mainly driven by the net change in the valuation of the loans.

Loan Portfolio

As of December 31, 2021, our portfolio was comprised of loans to 15 different borrowers and one short-term investment in senior secured notes of one issuer, totaling approximately $366.0 million in total principal amount, with approximately $55.5 million in additional unfunded loan commitments to our borrowers. As of December 31, 2021, our portfolio had a weighted-average estimated YTM of approximately 19% and was secured by real estate, cash flows, value associated with licenses and with respect to certain of our loans, substantially all assets of the borrowers and certain of their subsidiaries. Estimated YTM includes a variety of fees and features that enhance the total yield, which may include, but is not limited to, OID, exit fees, prepayment fees, and unused fees. We recognize OID as a discount to the funded loan principal and accrete it to income over the term of the loan. In some cases, we may receive the option to assign the right (each an ‘‘Assigned Right’’) to acquire warrants and/or equity of the borrower as part of the consideration for us to provide a loan to such borrower, which we promptly sell and recognize as additional OID. During the period from July 31, 2020 (date of commencement of operations) through December 31, 2021, we sold all of our Assigned Rights to either (a) our affiliate, AFC Warehouse Holding, LLC (‘‘AFC Warehouse’’), using a sale price based on fair value as determined by the Audit and Valuation Committee of our Board based on various subjective and objective factors, including input from an independent third-party valuation firm that we currently retain to provide input on the valuation of such assets or (b) the third-party administrative agent under the applicable loans. The below summarizes our portfolio as of December 31, 2021, unless otherwise specified.

Borrower	Status	Original Funding Date(1)	Maturity Date	AFCG Commitment, net of Syndication	% of Total AFCG	Principal Balance as of 12/31/2021	Cash Interest Rate	Paid In Kind (“PIK”)(7)	Fixed/ Floating	Amortization During Term	YTM (2)(3)
Public Co. A - Real Estate Loan	Funded	7/3/2019	1/26/2023	$2,940,000	0.7%	$2,940,000	12.0%	2.0%	Fixed	No	19%
Public Co. A - Equipment Loan	Funded	8/5/2019	3/5/2024	4,000,000	1.0%	2,533,266	12.0%	N/A	Fixed	Yes	19%
Private Co. A	Funded	5/8/2020	5/8/2024	62,500,000	14.9%	63,918,855	13.0%	3.4%	Fixed	Yes	22%
Private Co. B	Funded	9/10/2020	9/1/2023	10,500,000	2.5%	10,771,887	13.0%	4.0%	Fixed	Yes	26%
Private Co. C	Funded	11/5/2020	12/1/2025	24,000,000	5.7%	21,676,513	13.0%	4.0%	Floating	Yes	22%
Sub. of Public Co. D(4)	Funded	12/18/2020	12/18/2024	10,000,000	2.4%	10,000,000	12.9%	N/A	Fixed	No	14%
Private Co. D	Funded	12/23/2020	1/1/2026	12,000,000	2.8%	12,230,666	13.0%	2.0%	Fixed	Yes	20%
Private Co. E(8)	Funded	3/30/2021	4/1/2026	21,000,000	5.0%	19,871,580	13.0%	4.0%	Floating	Yes	26%
Private Co. F	Funded	4/27/2021	5/1/2026	13,000,000	3.1%	11,545,235	13.0%	4.0%	Fixed	Yes	29%
Sub of Private Co. G(5)	Funded	4/30/2021	5/1/2026	65,400,000	15.6%	46,717,825	12.5%	1.8%	Floating	Yes	20%
Sub of Private Co. H(6)	Funded	5/11/2021	5/11/2023	5,781,250	1.4%	5,781,250	15.0%	N/A	Fixed	No	20%
Public Co. F	Funded	5/21/2021	5/30/2023	60,000,000	14.3%	60,000,000	8.7%	N/A	Fixed	No	11%
Private Co. I	Funded	7/14/2021	8/1/2026	10,326,875	2.5%	10,425,205	13.0%	2.5%	Floating	Yes	18%
Private Co. K	Funded	8/20/2021	8/3/2026	19,750,000	4.7%	7,000,000	13.0%	N/A	Floating	Yes	18%
Private Co. J	Funded	8/30/2021	9/1/2025	23,000,000	5.5%	23,093,441	13.0%	2.0%	Floating	Yes	20%
Public Co. G(9)	Funded	11/12/2021	12/10/2024	15,000,000	3.6%	15,000,000	12.5%	N/A	Fixed	No	10%
Sub of Public Co. H	Funded	12/16/2021	1/1/2026	60,000,000	14.3%	42,500,000	9.8%	N/A	Fixed	No	14%
			SubTotal	$419,198,125	100.0%	$366,005,723	11.8%	1.8%			19%
											Wtd Average

Information as of December 31, 2021 unless otherwise specified. Borrower names have been kept confidential due to confidentiality agreement obligations.

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

The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Actual results could differ from those estimates and assumptions.

(3) Estimated YTM for the loans with Public Company A, Private Company A, Private Company D, and Private Company E is enhanced by purchase discounts attributed to the fair value of equity warrants that were separated from the loans prior to our acquisition of such loans. The purchase discounts accrete to income over the respective remaining terms of the applicable loans.

(4) Loan to Subsidiary of Public Company D does not reflect the borrower’s option to request a maturity extension for an additional 364 days from the original loan maturity date, which we are not obligated to grant.

(5) Cash interest and PIK interest rates for the Subsidiary of Private Company G represents a blended rate of differing cash interest and PIK interest rates applicable to each of the three tranches included in the senior secured term loan credit facility with Subsidiary of Private Company G (the ‘‘Sub. Of Private Co. G Credit Facility’’).

(6) Loan to Subsidiary of Private Company H does not reflect the borrower’s option to request up to two maturity extensions each for an additional six months from the then-existing loan maturity date. The first extension, which is available at the borrower’s sole option, is subject to a payment of a 2.0% fee. The second extension is subject to the approval of all lenders.

(7) PIK interest rate for Private Co. A represents a blended rate of differing PIK interest rates applicable to each of the two tranches to which we are a lender under the senior secured term loan credit facility with Private Company A (as may be amended, supplemented, amended and restated or otherwise modified from time to time, the ‘‘Private Company A Credit Facility’’).

(8) In February 2022, Private Company E repaid its loan in full.  The loan had an original maturity date of April 2026 and the outstanding principal on the date of repayment was approximately $20.0 million.  We received a prepayment premium of $1.3 million upon repayment of the loan.

(9) In February 2022, we sold our $15.0 million investment in the Public Company G debt securities on February 3, 2022, that was classified as available-for-sale as of December 31, 2021.

Based on current estimates, we intend to target between $500 million and $700 million in originations with future new and existing borrowers in 2022 and expect between $100 million and $200 million in repayments by borrowers, in each case, for the fiscal year 2022. However, our goals and expectations are preliminary and may change. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

As of December 31, 2021 and December 31, 2020, our portfolio included three and four loans, respectively, held at fair value. The aggregate originated commitment under these loans was approximately $75.9 million and $59.9 million, respectively, and outstanding principal was approximately $77.6 million and $50.8 million as of December 31, 2021 and December 31, 2020, respectively. For the year ended December 31, 2021, we funded approximately $37.7 million of outstanding principal of loans held at fair value and we had repayments of approximately $13.1 million of principal of loans held at fair value. As of December 31, 2021 and December 31, 2020, 0.0% and approximately 6.0%, respectively, of our loans held at fair value had floating interest rates.

As of December 31, 2020, these floating rates were subject to LIBOR floors, with a weighted average floor of 2.5%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated). The following table summarizes our loans held at fair value as of December 31, 2021 and December 31, 2020:

	As of December 31, 2021
	Fair Value(2)	Carrying Value(1)	Outstanding Principal(1)	Weighted Average Remaining Life (Years)(3)
Senior Term Loan	$77,096,319	$74,913,157	$77,630,742	2.2
Total loans held at fair value	$77,096,319	$74,913,157	$77,630,742	2.2

(1)	The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID, PIK and loan origination costs.

(2)	Refer to Note 14 to our annual consolidated financial statements titled “Fair Value.”

(3)	Weighted average remaining life is calculated based on the fair value of the loans as of December 31, 2021.

	As of December 31, 2020
	Fair Value(2)	Carrying Value(1)	Outstanding Principal(1)	Weighted Average Remaining Life (Years)(3)
Senior Term Loan	$48,558,051	$46,994,711	$50,831,235	3.3
Total loans held at fair value	$48,558,051	$46,994,711	$50,831,235	3.3

(1)	The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID, PIK and loan origination costs.

(2)	Refer to Note 14 to our annual consolidated financial statements titled “Fair Value.”

(3)	Weighted average remaining life is calculated based on the fair value of the loans as of December 31, 2020.

The following table presents changes in loans held at fair value as of and for the year ended December 31, 2021:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value
Total loans held at fair value at December 31, 2020	$50,831,235	$(3,836,524)	$1,563,340	$48,558,051
Change in unrealized gains (losses) on loans at fair value, net	—	—	619,821	619,821
New fundings	37,701,104	(1,130,623)	—	36,570,481
Loan repayments	(12,000,000)	—	—	(12,000,000)
Loan amortization payments	(1,093,659)	—	—	(1,093,659)
Accretion of original issue discount	—	2,249,563	—	2,249,563
PIK interest	2,192,062	—	—	2,192,062
Total loans held at fair value at December 31, 2021	$77,630,742	$(2,717,584)	$2,183,161	$77,096,319

The following table presents changes in loans held at fair value as of and for the period from July 31, 2020 (commencement of operations) to December 31, 2020:

	Principal	Original Issue Discount	Fair Value
Loans acquired at July 31, 2020	$46,080,605	$(2,974,054)	$43,106,551
Realized gains (losses) on loans at fair value, net	345,000	—	345,000
Change in unrealized gains (losses) on loans at fair value, net	—	—	1,563,340
New fundings	16,360,000	(1,595,199)	14,764,801
Loan repayments	(5,000,000)	—	(5,000,000)
Sale of loans	(7,345,000)	—	(7,345,000)
Accretion of original issue discount	—	732,729	732,729
PIK interest	390,630	—	390,630
Total loans held at fair value at December 31, 2020	$50,831,235	$(3,836,524)	$48,558,051

As of December 31, 2021 and December 31, 2020, our portfolio included twelve and three loans, respectively, held at carrying value. The aggregate originated commitment under these loans was approximately $324.3 million and $44.0 million, respectively, and outstanding principal was approximately $270.8 million and $33.9 million, respectively, as of December 31, 2021 and December 31, 2020. During the year ended December 31, 2021, we funded approximately $249.6 million of outstanding principal. As of December 31, 2021 and December 31, 2020, approximately 48% and 35%, respectively, of our loans held at carrying value have floating interest rates. These floating rates are subject to LIBOR floors, with a weighted average floor of 1.0% and 1.0%, respectively, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The following tables summarize our loans held at carrying value as of December 31, 2021 and December 31, 2020:

	As of December 31, 2021
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)
Senior Term Loans	$270,841,715	$(13,678,219)	$257,163,496	3.4
Total loans held at carrying value	$270,841,715	$(13,678,219)	$257,163,496	3.4

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID, PIK and loan origination costs.

(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of December 31, 2021.

	As of December 31, 2020
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)
Senior Term Loans	$33,907,763	$(2,070,732)	$31,837,031	4.7
Total loans held at carrying value	$33,907,763	$(2,070,732)	$31,837,031	4.7

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID, PIK and loan origination costs.

(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of December 31, 2020.

The following table presents changes in loans held at carrying value as of and for the year ended December 31, 2021:

	Principal	Original Issue Discount	Carrying Value
Total loans held at carrying value at December 31, 2020	$33,907,763	$(2,070,732)	$31,837,031
New fundings	249,591,644	(14,941,001)	234,650,643
Accretion of original issue discount	—	3,333,514	3,333,514
Realized gain on sale of loans	450,000	—	450,000
Sale of loans	(15,450,000)	—	(15,450,000)
PIK interest	2,342,308	—	2,342,308
Total loans held at carrying value at December 31, 2021	$270,841,715	$(13,678,219)	$257,163,496

The following table presents changes in loans held at carrying value as of and for the period from July 31, 2020 (commencement of operations) to December 31, 2020:

	Principal	Original Issue Discount	Carrying Value
Loans at July 31, 2020	$—	$—	$—
New fundings	33,875,985	(2,120,969)	31,755,016
Accretion of original issue discount	—	50,237	50,237
PIK interest	31,778	—	31,778
Total loans held at carrying value at December 31, 2020	$33,907,763	$(2,070,732)	$31,837,031

As of December 31, 2021 and December 31, 2020, our portfolio included one loan receivable at carrying value. The originated commitment under this loan was approximately $4.0 million and outstanding principal was approximately $2.5 million and $3.4 million as of December 31, 2021 and December 31, 2020, respectively. During the year ended December 31, 2021, we received repayments of approximately $0.8 million of outstanding principal. The following table presents changes in loans receivable as of and for the year ended December 31, 2021:

	Principal	Original Issue Discount	Carrying Value
Total loans receivable at carrying value at December 31, 2020	$3,352,176	$(3,913)	$3,348,263
Principal repayment of loans	(818,910)	—	(818,910)
Accretion of original issue discount	—	1,235	1,235
Total loans receivable at carrying value at December 31, 2021	$2,533,266	$(2,678)	$2,530,588

The following table presents changes in loans receivable as of and for the period from July 31, 2020 (commencement of operations) to December 31, 2020:

	Principal	Original Issue Discount	Carrying Value
Loan receivable acquired at July 31, 2020	$3,700,718	$(4,428)	$3,696,290
Principal repayment of loans	(348,542)	—	(348,542)
Accretion of original issue discount	—	515	515
Total loans receivable at carrying value at December 31, 2020	$3,352,176	$(3,913)	$3,348,263

We may make modifications to loans, including loans that are in default. Loan terms that may be modified include interest rates, required prepayments, maturity dates, covenants, principal amounts and other loan terms. The terms and conditions of each modification vary based on individual circumstances and will be determined on a case-by-case basis. Our Manager monitors and evaluates each of our loans held for investment and has maintained regular communications with borrowers regarding the potential impacts of the COVID-19 pandemic on our loans.

Updates to Our Loan Portfolio During 2021

For the year ended December 31, 2021, our gross funding was $302.5 million and our net funding, taking into account loan repayments and amortization, was $275.5 million. In total, we closed on total new debt commitments of $341.3 million during the year ended December 31, 2021.

Total loan commitments and contingencies as of December 31, 2021 is approximately $419.2 million, of which approximately $55.0 million is unfunded.

In January 2021, Public Company A and its related loan parties entered into Modification Agreements for each of the Public Company A loans pursuant to which we agreed, subject to certain terms and conditions, to forbear from exercising our rights and remedies regarding defaults by the loan parties resulting from, among other things, the loan parties’ failure to timely pay taxes due, incurrence of mechanic’s liens and tax liens on assets, failure to notify the lenders of such failure to pay and incurrence of liens, failure to make payments due in January 2021 under the Public Company A loans in an aggregate amount of $789,177 owed to all lenders, failure to make payment obligations owed to third party creditors and failure to enter into specified debt restructuring transactions. In exchange for such agreement to forbear, we and the other lenders received certain consideration. Such defaults were unrelated to the COVID-19 pandemic. Under the RE Modification Agreement, we and the other lenders agreed to forbear until the earlier of December 21, 2021 and the existence of any new event of default, and the terms of the real estate loan were modified to, among other things, (i) extend the maturity date from June 27, 2021 to December 21, 2021, (ii) modify the interest rate to 14.0%, with 12.0% paid monthly and 2.0% paid at maturity and (iii) add an exit fee of $1.0 million payable upon payment in full of the real estate loan on the maturity date. The RE Modification Agreement also provided for the establishment of an interest reserve for the payment of the last three months of interest on the real estate loan. Additional consideration for the RE Modification Agreement included (w) a modification fee in an amount equal to 3.0% per annum on the outstanding principal of the real estate loan from May 19, 2020 to the effective date of the RE Modification Agreement less certain fees previously paid, (x) the right to acquire common shares of Public Company A in an aggregate amount equal to $1.2 million, (y) the right to acquire warrants to purchase common shares of Public Company A and (z) reimbursement of certain expenses. We sold our portion of the rights to acquire the common shares and warrants received as considerations for the RE Modification Agreement to the administrative agent under the Public Company A real estate loan documents.

Under the Equipment Modification Agreement, we and the other lenders agreed to forbear until the earlier of February 5, 2024 and the existence of any new event of default, and the terms of the equipment loan were modified to, among other things, (i) amend the payment schedule allowing for reduced monthly payments for three months, with the reduced amounts amortized equally over the remaining monthly payments, (ii) add an exit fee of $500,000 due at the end of the term of the agreement governing the equipment loan, (iii) release a certain guarantor, and (iv) add a new parent company guarantee. Additional consideration for the Equipment Modification Agreement included (x) a modification fee in an amount equal to 6.0% per annum on the outstanding principal of the equipment loan from May 19, 2020 through and including the effective date of the Equipment Modification Agreement less certain fees previously paid, (y) an additional fee of $500,000 payable in equal monthly installments commencing April 5, 2021 and (z) reimbursement of certain expenses. In connection with the Modification Agreements, Public Company A consummated the initial closing of $10.1 million of its non-brokered convertible debenture offering for up to $25.0 million of debenture units. The net proceeds received by Public Company A from the convertible debenture offering are intended to be used for working capital, previous debt obligations and general corporate purposes. The loan parties have since paid the January 2021 payments under the Public Company A loans and there are no delinquent payment obligations owed to us under the agreements governing the Public Company A loans. To the best of our knowledge, Public Company A has repaid in full the other monetary obligations it owed under the Modification Agreement. While Public Company A was able to obtain these modifications and consummate the above-referenced convertible debentures offering, Public Company A and its related loan parties may have difficulty meeting their future obligations. None of our other borrowers are now, or have previously been, in default under their respective loan agreements with us.

In March 2021, we entered into a commitment to Private Co. E for a $21.0 million senior term loan and funded $7.0 million at closing, including a $2.0 million interest reserve. The loan has an interest rate of 12% plus LIBOR per annum with a LIBOR floor of 1% and PIK interest of 4%. The loan has a maturity date of April 2026, an unused fee of 3.0% and OID of 8.7%. Private Co. E is a single-state medical cannabis operator in Ohio. Its operations consist of a cultivation facility currently in construction and an operational dispensary. The real estate collateral for this senior term loan includes both the dispensary and cultivation facility in Ohio. Private Co. E repaid its loan in full in February 2022.

In April 2021, Sub. of Public Co. C repaid its loan in full. The loan had an original maturity date of February 2025 and the outstanding principal on the date of repayment was approximately $12.1 million. We received an exit fee of $750,000 and a prepayment premium of $750,000 upon repayment of the loan.

In April 2021, we entered into a commitment with Private Co. F to fund a $13.0 million senior secured term loan and funded approximately $5.23 million at closing, including approximately a $0.9 million interest reserve. The loan has an interest rate of 13.0% and PIK interest rate of 4.0% with a step down to a rate of 2.0% once certain criteria are met as defined in the loan agreement. The loan has a maturity date of May 2026, an unused fee of 3.0%, an exit fee of 15.0% and OID of 15.5%. The borrower is a medical cannabis operator in Missouri. The real estate collateral for this senior term loan includes the borrower’s cultivation and two dispensary facilities in Missouri.

In April 2021, we entered into a commitment with Public Co. E to fund a $15.0 million senior secured term loan and funded $15.0 million at closing. The loan has an interest rate of 13.0%. The loan has a maturity date of April 2025, which is subject to an optional maturity extension for 364 days, and OID of 7.0%. The borrower is a multi-state medical and recreational cannabis provider with operations in Florida, Texas, Michigan and Pennsylvania. The real estate collateral for this senior term loan includes the borrower’s cultivation facility in Michigan.

In April 2021, we entered into a commitment with Sub of Private Co. G to fund a $22.0 million senior secured term loan and funded $22.0 million at closing, including a $2.0 million interest reserve. The loan has an interest rate of 12.0% plus LIBOR, with a 1.0% LIBOR floor, and PIK interest rate of 4.0% with step downs to 2.0% and 1.5% once certain criteria are met as defined in the loan agreement. The loan has a maturity date of May 2026, an exit fee of 10.0%, provided that if certain criteria are met as defined in the loan agreement the exit fee is 2.0%, and OID of 4.0%. The borrower’s parent entity has licenses across nine states, and the real estate collateral for this senior term loan includes the borrower’s retail facility in New Jersey and its cultivation facility under construction in New Jersey. This senior term loan relates to certain syndication letter agreements by and among our Manager, AFC Investments, one of our affiliates that is beneficially owned by Mr. and Mrs. Tannenbaum, and us, whereby the loan was initially contemplated as an approximately $46.2 million commitment and our Manager had syndicated $22.0 million to us and approximately $24.2 million to an affiliate, AFC Investments, subject to satisfactory diligence and definitive loan documentation. The final negotiated loan commitment was for $22.0 million and AFCG holds the entire amount, with no portion syndicated to AFC Investments.

In May 2021, we entered into a syndicated senior secured term loan facility with a commitment with Sub of Private Co. H to fund approximately $5.8 million out of a total aggregate principal amount of $37.0 million. We funded our loan commitment at closing. The loan has an interest rate of 15.0% per annum. The loan has an initial maturity date of May 2023, which is subject to two optional maturity extensions of six months each, subject to payment of a 2.0% fee in the case of the first optional extension and approval of all lenders in the case of the second optional extension. The loan has an OID of approximately 2.8% and an exit fee of 3.0%. The borrower is a subsidiary of a multi-state operator with assets in Arkansas, Florida and Illinois. The borrower is a single-state operator that is currently expanding their cultivation facility in Illinois, which is licensed to grow both recreational and medical use cannabis. The borrower also operates two additional dispensaries in the state, one licensed to sell medical use cannabis and the other licensed to sell both recreational and medical use cannabis. The real estate collateral for the borrower consists of a cultivation facility in Illinois.

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

In July 2021, we entered into a commitment to fund a $19.75 million senior secured term loan to Private Company K contingent on the borrower raising additional equity as required by the loan agreement. Until the borrower met the required criteria for funding under the loan agreement, the commitment had a ticking fee based on the aggregate commitment amount as follows: (a) 6.0% per annum from the date of closing through July 26, 2021 and (b) 6.5% per annum from and after July 27, 2021 through the initial funding date. In August 2021, the borrower met the required criteria and we funded $7.0 million of the loan commitment. The loan has a per annum interest rate of 12.0% plus LIBOR with a LIBOR floor of 1.0%. The loan has a maturity date of August 3, 2026, an unused line fee of 3.0%, an exit fee of 3.0%, OID of 4.0%, an annual agent fee of 0.75% of the total loan commitment amount and an interest reserve of $0.75 million.

In July 2021, we entered into a commitment to fund a $3.0 million bridge loan to Private Company J and funded $3.0 million at closing of such bridge loan. The bridge loan had an original interest rate of 13.0% per annum, an original maturity date of August 31, 2021, an agent fee of 1.0% of the principal amount of the bridge loan, an exit fee of 10.0% (which would be reduced to 2.0% upon refinancing with us), and original OID of 4.0%. In August 2021, we refinanced the bridge loan with a senior secured term loan pursuant to which we committed to fund $23.0 million and $18.0 million of which was funded on the closing date. The refinancing senior secured term loan has a per annum interest rate of LIBOR plus 12.0% with a LIBOR floor of 1.0% and PIK interest rate of 2.0% per annum. The PIK interest rate will step down to 0.0% once certain criteria are met in accordance with the loan agreement. The loans under the refinancing senior secured term loan facility have a maturity date of September 1, 2025 and an agent fee of 1.0% of the total loan commitment amount payable on the closing date and 1.0% of the outstanding principal balance of the term loans payable annually thereafter. The loans also have an exit fee of 4.0% (which may be reduced to 2.0% once certain criteria are met as defined in the loan agreement (including the meeting of certain financial metrics), OID of 4.0% and an interest reserve of $1.5 million. As part of the agreement to refinance the bridge loan, the borrower was credited for a portion of the original OID and agent fee paid in connection with the bridge loan.

In July 2021, Private Company I refinanced their bridge loan, which had a maturity date of July 9, 2021, an interest rate of 13.0% and OID of 4.0%. The new senior secured loan of $15.5 million was syndicated by our Manager between us and ABW, ABW subsequently transferred its commitment to ABDCW, with ABDCW holding approximately one-third of the principal amount. We committed and funded approximately $10.1 million of the new loan which has a per annum interest rate of 12.0% plus LIBOR, with a LIBOR floor of 1.0%, and PIK interest rate of 2.5%. The loan has a maturity date of August 1, 2026, an exit fee of 3.0% and OID of 4.0%. As part of the refinancing agreement, the exit fee on the bridge loan was waived and the borrower was credited for a portion of the original OID on the bridge loan.

In July 2021, FLH, an affiliated entity in which Mr. Tannenbaum is the majority ultimate beneficial owner, purchased approximately $8.5 million of the Private Company A Credit Facility from a third-party lender, and we had a 30-day option to purchase such amount from FLH. The A&R Private Company A Credit Agreement was amended to, among other things, add an additional tranche of loans, which increased the aggregate loan commitments thereunder by $30.0 million, $10.0 million of which our Manager syndicated to ABW, and $20.0 million of which are held by us, as designee of the Agent. The A&R Private Company A Credit Agreement has a maturity date of May 8, 2024. The original tranche of term loans has an exit fee of 2.0% of the original tranche term loan amount (excluding any unfunded portions of the original tranche term loan amount) and the additional tranche of term loans has an exit fee of 2.0% of the total amount of such additional tranches (excluding any unfunded portions of the additional tranche term loan amount). The original tranche of term loans has an agent fee of 1.0% of the total loan commitment amount payable annually. The second tranche of term loans has an agent fee of (i) 0.3333% of the total loan commitment amount of the additional tranche of term loans payable on the closing date of the A&R Private Company A Credit Agreement and (ii) 0.6667% of the total loan commitment amount of the additional tranche payable subject to the satisfaction of certain conditions precedent. The Private Company A Credit Facility bears interest at (i) a fixed interest rate of 13.0% per annum, payable in cash, and (ii) a blended PIK interest rate of 3.4% per annum, payable in kind, across the two tranches of loans under the Private Company A Credit Facility. The Private Company A Credit Facility included an upfront fee of 4.0% on the aggregate amount funded of the original tranche of term loans payable on the closing date of the original tranche of term loans and an unused line fee of 2.0% of the amount of any unfunded portion of the term loans payable annually. In connection with certain financing accommodations, a fee of $750,000 was payable to the Agent by the borrower on the closing date thereof. The A&R Private Company A Credit Agreement also included an OID of $0.2 million payable on the closing date of the A&R Private Company A Credit Agreement and $0.4 million payable to lenders, subject to the satisfaction of certain conditions precedent. See ‘‘Certain Relationships and Related Party Transactions—Transactions With Related Parties—Private Company A Transactions’’ for more information.

In September 2021, we entered into a September Loan Assignment with FLH, Private Company A, as borrower, and our Manager, as the agent, pursuant to which we acquired FLH’s interest in the $8.5 million portion of the loan to Private Company A under the Private Company A Credit Facility, for a purchase price of approximately $8.5 million (which equaled the outstanding principal amount of the loan plus any accrued and unpaid interest and less any unaccreted original issue discount) and (ii) the September Commitment Assignment with our Manager, pursuant to which our Manager assigned to us its commitment to make loans to Private Company A in a principal amount of up to $20.0 million under the Private Company A Credit Facility, which was funded in September 2021. We did not pay any consideration to our Manager for our acquisition of our Manager’s loan commitments under the A&R Private Company A Credit Agreement pursuant to the September Commitment Assignment. As a result of the September Commitment Assignment, the total loan commitments to Private Company A under the Private Company A Credit Facility increased to an aggregate commitment amount of $72.5 million, of which our total loan commitments accounted for $62.5 million.

In September 2021, we entered into the A&R Sub. of Private Co. G Credit Agreement to, among other things, increase the total loan commitments by $53.4 million across three tranches, with approximately $10.0 million of new loan commitments allocated to ABW and the remaining $43.4 million of new loan commitments allocated to us. The loan has a maturity date of May 1, 2026, an annual agent fee of 1.0% of the total loan commitment amount and an exit fee of 10.0%, which will be reduced to 5.0% upon the satisfaction of certain specified criteria. One of the tranches of loans, representing $10.0 million in total commitments of which we funded approximately $8.1 million, has a per annum interest rate of 9.0%. The other two tranches of loans have a per annum interest rate of 12.0% plus LIBOR, with a 1.0% LIBOR floor, and PIK interest rate of 2.0% per annum. As a result of the increased loan commitments, the total loan commitments under the A&R Sub. of Private Co. G Credit Agreement equal $75.4 million, of which our total loan commitments account for $65.4 million.

In September 2021, we sold $10.0 million of our $15.0 million loan to Public Company E for 104% of par amount generating a realized gain of $0.4 million. In October 2021, we sold our remaining investment in the loan to Public Company E to a third party in a private transaction. We received net proceeds from the sale of approximately $5.1 million.

In October 2021, we entered into an additional commitment for a $50.0 million senior term loan with Public Company F, as part of a $120.0 million third tranche under Public Company F’s senior secured credit facility and funded approximately $50.0 million of principal less OID of $1.2 million for net funding of $48.8 million at closing. The additional commitment of this loan has an interest rate of 8.5%. Following the expansion, our total loan commitments to Public Company F increased to an aggregate principal amount of $60.0 million, including $10.0 million of the second tranche funded in May 2021.

In November 2021, we purchased $15.0 million in outstanding principal amount of 12.5% senior secured notes issued at a premium by Public Company G, an operator publicly listed in Canada. Subsequent to the end of the year, we sold our investment in the Public Company G 12.5% senior secured notes on February 3, 2022, which had been classified as available-for-sale as of December 31, 2021.

In December 2021, we entered into a credit agreement with Sub. of Public Company H (the ‘‘Sub. Of Public Company H Credit Agreement’’) to provide it with a $100.0 million senior secured credit facility, of which, we committed $60.0 million, ABDCW committed $10.0 million, and  third-party lenders committed $30.0 million of the aggregate principal amount. The loan has a maturity date of January 1, 2026 and an interest rate of 9.75%. Upon closing, the lenders funded $75.0 million in aggregate principal amount, of which we funded approximately $42.5 million. The remaining $25.0 million principal amount may be funded by the lenders pro rata in accordance with their commitment at any time on or prior to December 16, 2022 upon request by the Sub. of Public Company H and subject to the terms and conditions specified under the Sub. of Public Company H Credit Agreement. The credit facility with Sub. of Public Company H (the ‘‘Sub. of Public Company H Credit Facility’’) also includes an option for the borrower, upon its request and subject to its achievement of predetermined milestones and the terms and conditions of the Sub. of Public Company H Credit Agreement, to increase the amount of the Sub. Of Public Company H Credit Facility by up to $50.0 million on or around December 16, 2022, to be funded by one or more of the lenders. The Sub. of Public Company H Credit Facility is guaranteed by Public Company H, as parent of the borrower, as well as certain of its subsidiaries and affiliated entities. The lenders’ commitment under the Sub. of Public Company H Credit Facility is secured by liens on substantially all assets of the borrower and certain of its subsidiaries and affiliated entities, including, in particular, owned real estate in several states. AFC Agent, LLC (‘‘AFC Agent’’), an entity wholly-owned by Mr. Tannenbaum, our Chief Executive Officer and Chairman of our Board, and Mrs. Tannenbaum, our Managing Director, Head of Origination and Investor Relations, serves as administrative agent to the lenders under the Sub. of Public Company H Credit Facility.

Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings, Adjusted Distributable Earnings, book value per share and dividends declared per share.

Distributable Earnings and Adjusted Distributable Earnings

In addition to using certain financial metrics prepared in accordance with GAAP to evaluate our performance, we also use Distributable Earnings and Adjusted Distributable Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments we believe are not necessarily indicative of our current loan activity and operations. Each of Distributable Earnings and Adjusted Distributable Earnings is a measure that is not prepared in accordance with GAAP. We use these non-GAAP financial measures both to explain our results to stockholders and the investment community and in the internal evaluation and management of our businesses. Our management believes that these non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors and stockholders to assess the overall performance of our business using the same tools that our management uses to evaluate our past performance and prospects for future performance. The determination of Distributable Earnings is substantially similar to the determination of Core Earnings under our Management Agreement, provided that Core Earnings is a component of the calculation of any Incentive Compensation earned under the Management Agreement for the applicable time period, and thus Core Earnings is calculated without giving effect to Incentive Compensation expense, while the calculation of Distributable Earnings accounts for any Incentive Compensation earned for such time period.

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

We believe providing Distributable Earnings and Adjusted Distributable Earnings on a supplemental basis to our net income as determined in accordance with GAAP is helpful to stockholders in assessing the overall performance of our business. As a REIT, we are required to distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of such taxable income. Given these requirements and our belief that dividends are generally one of the principal reasons that stockholders invest in our common stock, we generally intend to attempt to pay dividends to our stockholders in an amount at least equal to such REIT taxable income, if and to the extent authorized by our Board. Distributable Earnings is one of many factors considered by our Board in authorizing dividends and, while not a direct measure of net taxable income, over time, the measure can be considered a useful indicator of our dividends.

Distributable Earnings and Adjusted Distributable Earnings are non-GAAP financial measures and should not be considered as substitutes for GAAP net income. We caution readers that our methodology for calculating Distributable Earnings and Adjusted Distributable Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our reported Distributable Earnings and Adjusted Distributable Earnings may not be comparable to similar measures presented by other REITs.

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Adjusted Distributable Earnings:

	For the year ended December 31, 2021	Period from July 31,2020 to December 31, 2020
Net Income	$21,000,497	$4,313,632
Adjustments to net income
Non-cash equity compensation expense	1,745,872	—
Depreciation and amortization	—	—
Unrealized (gain), losses or other non-cash items	(619,821)	(1,563,340)
Provision for current expected credit losses	2,649,338	465,397
TRS (income) loss	(93,969)	—
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—
Distributable Earnings	$24,681,917	$3,215,689
Adjustments to Distributable Earnings
Organizational expense	—	616,190
Adjusted Distributable Earnings	$24,681,917	$3,831,879
Basic weighted average shares of common stock outstanding (in shares)	13,373,778	5,694,475
Adjusted Distributable Earnings per Basic Weighted Average Share	$1.85	$0.67

Book Value Per Share

We believe that book value per share is helpful to stockholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our common stock as of December 31, 2021 and December 31, 2020 was approximately $16.61 and $14.83, respectively, on a post-split basis.

Dividends Declared Per Share

For the period from July 31, 2020 (date of commencement of operations) through December 31, 2020, we declared (i) a regular cash dividend of $0.35 per share of our common stock, relating to the period since our inception through the fourth quarter of 2020, to be paid on December 30, 2020 to stockholders of record as of December 23, 2020, and (ii) a special cash dividend of approximately $0.26 per share of our common stock to be paid on December 30, 2020 to stockholders of record as of December 23, 2020. The total amount of the regular cash dividend payment and the special cash dividend payment was approximately $2.2 million and $1.6 million, respectively.

In December 2020, we declared a seven-for-one stock split in the form of a stock dividend, pursuant to which six additional shares of our common stock were issued for each outstanding share of our common stock on January 25, 2021, to each stockholder of record as of the close of business on January 21, 2021 out of our authorized but unissued shares of common stock.

In March 2021, we declared a regular cash dividend of $0.36 per share of our common stock, relating to the first quarter of 2021, which was paid on March 31, 2021 to stockholders of record as of March 15, 2021. The aggregate amount of the regular cash dividend payment was approximately $2.2 million.

In May 2021, we declared a regular cash dividend of $0.38 per share of our common stock, relating to the second quarter of 2021, which was paid on June 30, 2021 to stockholders of record as of June 15, 2021. The aggregate amount of the regular cash dividend payment was approximately $5.1 million.

In September 2021, we declared a regular cash dividend of $0.43 per share of our common stock, relating to the third quarter of 2021, which was paid on October 15, 2021 to stockholders of record as of September 30, 2021. The aggregate amount of the regular cash dividend payment was approximately $7.1 million.

In December 2021, we declared a regular cash dividend of $0.50 per share of our common stock, relating to the fourth quarter of 2021, which was paid on January 14, 2022 to stockholders of record as of December 31, 2021. The aggregate amount of the regular cash dividend payment was approximately $8.2 million.

In March 2022, we declared a regular cash dividend of $0.55 per share of our common stock, relating to the first quarter of 2022, which will be paid on April 15, 2022 to stockholders of record as of March 31, 2022. The estimated aggregate amount of the regular cash dividend payment is approximately $10.9 million.

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

Our primary sources of cash generally consist of unused borrowing capacity under our financing sources, the net proceeds of future debt or equity offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. We expect that our primary sources of financing will be, to the extent available to us, through (a) credit facilities and (b) public and private offerings of our equity and debt securities. In the future, we may utilize other sources of financing to the extent available to us. As the cannabis industry continues to evolve and to the extent that additional states legalize cannabis, the demand for capital continues to increase as operators seek to enter and build out new markets. We expect the principal amount of the loans we originate to increase and that we will need to raise additional equity and/or debt funds to increase our liquidity in the near future.

As of December 31, 2021 and 2020, all of our cash was unrestricted and totaled approximately $109.2 million and $9.6 million, respectively.

As of December 31, 2021, we believe that our cash on hand, capacity available under our lines of credit and cash flows from operations for the next twelve months will be sufficient to satisfy the operating requirements of our business through at least the next twelve months. The sources of financing for our target investments are described below.

Revolving Credit Facility

Pursuant to the terms of the Revolving Credit Agreement, as amended, our Revolving Credit Facility provides revolving loan commitments of up to $75.0 million and bears interest at a fixed rate of 4.75% per annum, payable in cash in arrears. Following the effective date of the Second Amendment, funds paid to AFC Finance, LLC for interest, commitment fees and unused fees (net of applicable taxes) will go to support charitable foundations.

As of December 31, 2021 and 2020, we had $75.0 million and $0.0 million of borrowings outstanding under our Revolving Credit Agreement, respectively. On December 30, 2021, we drew $75.0 million on our Revolving Credit Facility. All outstanding borrowings were subsequently repaid in full on January 3, 2022. Future proceeds under the Revolving Credit Agreement are available to fund loans and bridge capital contributions and for general corporate purposes. In connection with the Second Amendment, we incurred a one-time commitment fee of 0.25%, or $187,500, which is payable in three quarterly installments, beginning in the first quarter of 2022. Following the Second Amendment, the Revolving Credit Facility has an unused fee of 0.25% per annum on the undrawn amount of the revolving loan commitments, to be paid quarterly in arrears. Our obligations under the Revolving Credit Agreement and the other loan documents delivered in connection therewith are secured by a first priority security interest in substantially all of our existing and future assets. The maturity date of the Revolving Credit Agreement is the earlier of (i) September 30, 2022 and (ii) a Refinancing Credit Facility. The Revolving Credit Agreement provides for certain covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. To the best of our knowledge, as of December 31, 2021, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement. In addition, the Revolving Credit Agreement contains customary events of default. In the case of an event of default, the lender may terminate the commitments under the secured revolving credit facility and require immediate repayment of all outstanding borrowings. Such termination and acceleration would occur automatically in the event of certain bankruptcy events.

2027 Senior Notes

On November 3, 2021, we issued $100.0 million in aggregate principal amount of the 2027 Senior Notes. The 2027 Senior Notes accrue interest at a rate of 5.750% per annum. Interest on the 2027 Senior Notes is due semi-annually on May 1 and November 1 of each year, beginning on May 1, 2022. The net proceeds from the issuance of the 2027 Senior Notes were approximately $97 million, after deducting the initial purchasers’ discounts and commissions and estimated offering fees and expenses payable by us. We intend to use the net proceeds from the issuance of the 2027 Senior Notes (i) to fund loans related to unfunded commitments to existing borrowers, (ii) to originate and participate in commercial loans to companies operating in the cannabis industry that are consistent with our investment strategy and (iii) for working capital and other general corporate purposes. The terms of the 2027 Senior Notes are governed by the Indenture. Under the Indenture governing the 2027 Senior Notes, we are required to cause all of our existing and future subsidiaries to guarantee the 2027 Senior Notes, other than certain immaterial subsidiaries as set forth in the Indenture. The 2027 Senior Notes are currently not guaranteed by any of our subsidiaries.

Prior to February 1, 2027, we may redeem the 2027 Senior Notes at any time, in whole or from time to time in part, at a redemption price equal to the greater of 100% of the principal amount thereof or a make-whole premium set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. On or after February 1, 2027, we may redeem the 2027 Senior Notes in whole or in part at a price equal to 100% of the principal amount of the 2027 Senior Notes being redeemed, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The Indenture also requires us to offer to purchase all of the 2027 Senior Notes at a purchase price equal to 101% of the principal amount of the 2027 Senior Notes, plus accrued and unpaid interest if a “change of control triggering event” (as defined in the Indenture) occurs.

The Indenture governing the 2027 Senior Notes contains customary terms and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional indebtedness unless the Annual Debt Service Charge (as defined in the Indenture) is no less than 1.5 to 1.0, (2) incur or maintain total debt in an aggregate principal amount greater than 60% of our consolidated Total Assets (as defined in the Indenture), (3) incur or maintain secured debt in an aggregate principal amount greater than 25% of our consolidated Total Assets (as defined in the Indenture); and (4) merge, consolidate or sell substantially all of our assets. In addition, the Indenture also provides for customary events of default. If any event of default occurs, any amount then outstanding under the Indenture may immediately become due and payable. These events of default are subject to a number of important exceptions and qualifications set forth in the Indenture. We were in compliance with the terms of the Indenture as of the date of this Annual Report.

The table below sets forth the material terms of our outstanding senior notes as of the date of this Annual Report:

Senior Notes	Issue Date	Amount Outstanding	Interest Rate Coupon	Maturity Date	Interest Due Dates	Par Call Date
2027 Senior Notes	November 3, 2021	$100.0 million	5.750%	May 1, 2027	May 1 and November 1	February 1, 2027

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

Debt Service

As of December 31, 2021, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

Capital Markets

We may seek to raise further equity capital and issue debt securities in order to fund our future investments in loans.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the year ended December 31, 2021 and the period ended December 31, 2020:

	Year ended December 31, 2021	Period ended December 31, 2020
Net Income	$21,000,497	$4,313,632
Adjustments to reconcile net income to net cash provided by (used in) operating activities and changes in operating assets and liabilities	(11,461,935)	(2,794,776)
Net cash provided by (used in) operating activities	9,538,562	1,518,856
Net cash provided by (used in) investing activities	(248,458,088)	(32,426,275)
Net cash provided by (used in) financing activities	338,541,754	40,531,239
Change in cash and cash equivalents	$99,622,228	$9,623,820

Net Cash Provided by (Used in) Operating Activities

For the year ended December 31, 2021, net cash provided by operating activities totaled approximately $9.5 million. For the year ended December 31, 2021, adjustments to net income related to operating activities primarily included net change in unrealized gain on loans at fair value of approximately $0.6 million, realized gains on loans at fair value of approximately $0.5 million, stock-based compensation expense of approximately $1.7 million, PIK interest of approximately $4.5 million, accretion of deferred loan original issue discount and other discounts of approximately $5.6 million, provision for current expected credit losses of approximately $2.6 million, amortization of deferred financing costs relating to the revolving credit facility of approximately $0.03 million, amortization of offering costs relating to the senior notes of approximately $0.1 million, and change in other assets and liabilities of approximately $4.8 million.

For the period ended December 31, 2020, net cash provided by operating activities totaled approximately $1.5 million. For the period ended December 31, 2020, adjustments to net income related to operating activities primarily included net change in unrealized gain on loans at fair value of approximately $1.6 million, realized gains on loans at fair value of approximately $0.4 million, accretion of deferred loan original issue discount and other discounts of approximately $0.8 million and change in other assets and liabilities of approximately $0.1 million.

Net Cash Provided by (Used in) Investing Activities

For the year ended December 31, 2021, net cash used in investing activities totaled approximately $248.5 million. The net cash used in investing activities was primarily a result of the cash used for the origination and funding of loans held for investment of approximately $272.6 million exceeding the cash received from principal repayment of loans held for investment of approximately $22.4 million, cash received from the sale of loans of $15.5 million, purchase of debt securities of $16.1 million, and cash received from the sale of Assigned Rights of approximately $2.3 million for the year ended December 31, 2021.

For the period ended December 31, 2020, net cash used in investing activities totaled approximately $32.4 million. The net cash used in investing activities was primarily a result of the cash used for the origination and funding of loans held for investment of approximately $46.8 million exceeding the cash received from principal repayment of loans held for investment of approximately $5.3 million, cash received from the sale of Assigned Rights of approximately $1.6 million, and cash from the sale of loans held for sale of approximately $7.3 million for the period ended December 31, 2020.

Net Cash Provided by (Used in) Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities totaled approximately $338.5 million and related to proceeds from the issuance of our common stock in our IPO and June 2021 follow-on public offering of approximately $185.5 million, less offering costs relating to the equity offering of approximately $4.0 million, issuance of senior notes of approximately $100.0 million and related financing costs of approximately $3.5 million, borrowings on revolving credit facility of approximately $75.0 million, and less approximately $14.4 million in dividends paid to common and preferred stockholders.

For the period ended December 31, 2020, net cash provided by financing activities totaled approximately $40.5 million and related to proceeds from the issuance of our common stock of approximately $44.2 million, less approximately $3.8 million in dividends paid.

Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements

Our contractual obligations as of December 31, 2021 are as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$55,538,620	—	—	—	$55,538,620
Total	$55,538,620	—	—	—	$55,538,620

As of December 31, 2021, all unfunded commitments relate to our total loan commitments and were due in less than one year.

The Company also had the following contractual obligations as of December 31, 2021 relating to the senior unsecured notes:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations	$5,718,056	$11,500,000	$11,500,000	$102,875,000	$131,593,056
Total	$5,718,056	$11,500,000	$11,500,000	$102,875,000	$131,593,056

(1) Amounts include projected interest payments during the period based on interest rates in effect as of December 31, 2021.

We may enter into certain contracts that may contain a variety of indemnification obligations. The maximum potential future payment amounts we could be required to pay under these indemnification obligations may be unlimited.

Off-balance sheet commitments consist of unfunded commitments on delayed draw loans. Other than as set forth in this Annual Report, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Leverage Policies

We currently do not intend to have leverage of more than one times equity and intend to have substantially less drawn on any revolving credit agreements than available commitments under those agreements. While we are required to maintain our leverage ratio in compliance with the 2027 Senior Notes Indenture, we expect to employ prudent amounts of leverage and, when appropriate, to use debt as a means of providing additional funds for the acquisition of loans, to refinance existing debt or for general corporate purposes. Leverage is primarily used to provide capital for forward commitments until additional equity is raised or additional medium- to long-term financing is arranged. This policy is subject to change by management and our Board.

Dividends

We have elected to be taxed as a REIT for United States federal income tax purposes and, as such, intend to annually distribute to our stockholders at least 90% of our REIT taxable income, prior to the deduction for dividends paid and excluding our net capital gain. If we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of (i) 85% of our ordinary income for the calendar year, (ii) 95% of our capital gain net income for the calendar year and (iii) any Required Distribution to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. The stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If we determine that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we will accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP which requires the use of estimates and assumptions that involve the exercise of judgment as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we believe apply to us based on the nature of our initial operations. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments used to prepare our consolidated financial statements are based upon reasonable assumptions given the information available to us at that time. Those accounting policies and estimates that we believe are most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Loans Held at Fair Value

We originate commercial real estate debt and related instruments generally to be held for investment. Although we generally hold our target investments as long-term loans, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or amortized cost in our consolidated balance sheet. As of December 31, 2021, three loans held for investment were carried at fair value within loans held at fair value in our consolidated balance sheets, with changes in fair value recorded through earnings. Refer to Note 14 to our annual consolidated financial statements for more information on the valuations of the loans.

Loans are generally collateralized by real estate, equipment, value associated with licenses and/or other assets of borrowers to the extent permitted by applicable laws and the regulations governing such borrowers. The extent of any credit deterioration associated with the performance and/or value of the underlying collateral property and the financial and operating capability of the borrower could impact the expected amounts received. We monitor performance of our loans held for investment portfolio under the following methodology: (i) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (ii) economic review, which considers underlying collateral (i.e. leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service, as well as the residual loan balance at maturity); (iii) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (iv) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective.

We accrete or amortize any discounts or premiums on loans held for investment over the life of the related loan held for investment utilizing the effective interest method.

We follow Accounting Standards Codification (“ASC”) 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASC 825-10”), which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. We have elected the ASC 825-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled “prepaid expenses and other assets,” “loans receivable” and “interest reserve,” which are reported at amortized cost, all assets and liabilities approximate fair value on the balance sheet. The carrying value of the lines titled “interest receivable,” “accrued management fees,” “accrued direct administrative expenses” and “accounts payable and other liabilities” approximate fair value due to their short maturity.

We also follow ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires us to assume that the loan is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, we have considered its principal market as the market in which we exit our investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

●	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

●	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

●	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

If inputs used to measure fair value fall into different levels of the fair value hierarchy, a loan’s level is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the loan. This includes loans that are valued using “bid” and “ask” prices obtained from independent third-party pricing services or directly from brokers.

Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, we obtain and analyze readily available market quotations provided by pricing vendors and brokers for all of our loans for which quotations are available. In determining the fair value of a particular loan, pricing vendors and brokers use observable market information, including both binding and non-binding indicative quotations.

GAAP requires disclosure of fair value information about financial and nonfinancial assets and liabilities, whether or not recognized in the consolidated financial statements, for which it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based upon the application of discount rates to estimated future cash flows using market yields, or other valuation methodologies. Any changes to the valuation methodology will be reviewed by our management to ensure the changes are appropriate. The methods used may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that the valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial and nonfinancial assets and liabilities could result in a different estimate of fair value at the reporting date. We use inputs that are current as of the measurement date, which may fall within periods of market dislocation, during which price transparency may be reduced.

Current Expected Credit Loss Reserve (“CECL”)

We estimate our CECL Reserve using a model that considers multiple datapoints and methodologies that may include the likelihood of default and expected loss given default for each individual loan, discounted cash flows (“DCF”), and other inputs which may include the risk rating of the loan, how recently the loan was originated compared to the measurement date, and expected prepayment if applicable. Calculation of the CECL Reserve requires loan specific data, which includes fixed charge coverage ratio, loan-to-value, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of our loan portfolio and (iv) our current and future view of the macroeconomic environment. We may consider loan-specific qualitative factors on certain loans to estimate our CECL Reserve, which may include (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral. For loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we may elect to apply a practical expedient in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a CECL Allowance for the specific loan. In order to estimate the future expected loan losses relevant to our portfolio, we may consider historical market loan loss data provided by a third-party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities which we believe is a reasonably comparable and available data set to our type of loans. We utilized macroeconomic data that reflects a current recession; however, the short and long-term economic implications of the COVID-19 pandemic and its financial impact on us are highly uncertain. The CECL Reserve takes into consideration the macroeconomic impact of the COVID-19 pandemic on commercial real estate and is not specific to any loan losses or impairments on our loans held for investment.

Equity-Based Compensation

The Company accounts for equity-based compensation issued to employees and the Board of Directors pursuant to the Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”) under the fair value method. This method measures compensation cost at the date of grant based on the value of the award and recognizes the cost over the service period, which is usually the vesting period. The fair value of equity-based compensation awards is based on the estimated fair value of the Company’s common stock, as determined by management using a valuation model and approved by the Board of Directors. Fair values of award grants also recognize any ongoing restrictions on the sale of securities.

Revenue Recognition
Interest income from loans is accrued based on the outstanding principal amount and the contractual terms of each loan. Revenue from OID is also recognized in interest income from loans over the initial loan term as a yield adjustment using the effective interest method. Delayed draw loans earn interest or unused fees on the undrawn portion of the loan, which is recognized as interest income in the period earned. Other fees, including prepayment fees and exit fees, are also recognized as interest income when received. Any such fees will be generated in connection with our investments and recognized as earned in accordance with GAAP.

Payment-in-Kind Interest
We have loans in our portfolio that contain PIK provisions. The PIK interest computed at the contractual rate specified in each applicable agreement, is accrued and added to the principal balance of the loan and recorded as interest income. The PIK interest added to the principal balance is typically amortized and paid in accordance with the loan agreements.

In cases where the loans do not amortize, the PIK interest is collected upon repayment of the outstanding principal. To maintain our status as a REIT, this non-cash source of income must be paid out to stockholders in the form of dividends for the year earned, even though we have not yet collected the cash.

Income Taxes
We are a Maryland corporation and have elected to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 2020. We believe we have qualified, and our method of operation will enable us to continue to qualify, as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us satisfying numerous asset, income and distribution tests which depends, in part, on our operating results.

To continue to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid and excluding our net capital gain. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any Required Distributions to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. The stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they will be deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense is included in the line item income tax expense.

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are well documented and supported as of December 31, 2021. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

JOBS Act Accounting Election

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. We do not believe the adoption of this ASU will have a material impact on our financial statements.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848):Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU No. 2021-01 is effective immediately for all entities. An entity may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final ASU, up to the date that financial statements are available to be issued. If an entity elects to apply any of the amendments for an eligible hedging relationship, any adjustments as a result of those elections must be reflected as of the date the entity applies the election. The amendments do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022 that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022). We are currently evaluating the impact, if any, of this ASU on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

To the extent consistent with maintaining our REIT qualification and our exemption from registration under the Investment Company Act, we seek to manage risk exposure by closely monitoring our portfolio and actively managing financing, interest rate, credit, prepayment and convexity (a measure of the sensitivity of the duration of a loan to changes in interest rates) risks associated with holding our portfolio. Generally, with the guidance and experience of our Manager:

●	we manage our portfolio through an interactive process with our Manager and service our self-originated loans through our Manager’s servicer;

●	we invest in a mix of floating- and fixed-rate loans to mitigate the interest rate risk associated with the financing of our portfolio;

●
we actively employ portfolio-wide and asset-specific risk measurement and management processes in our daily operations, including utilizing our Manager’s risk management tools such as software and services licensed or purchased from third-parties and proprietary analytical methods developed by our Manager; and

●
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

Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, however this is mitigated to the extent our loans bear interest at a floating rate. As of December 31, 2021, a decrease of 50 bps or increase of 50 bps of the market yield would have resulted in a change in unrealized gain (loss) of approximately $0.4 million and $(0.4) million, respectively. As of December 31, 2021 we had six floating-rate loans, representing approximately 35% of our portfolio based on aggregate outstanding principal balances, subject to a weighted average LIBOR floor of approximately 1.0% with LIBOR quoted as 0.101%. We estimate that a hypothetical 100 basis points increase in LIBOR would result in an increase in annual interest income of approximately $0.1 million and a decrease in LIBOR would not affect our interest income due to the LIBOR floor on our loans. This assumes that the weighted average LIBOR floor of our floating-rate loans remains at approximately 1.0%.

Interest Rate Cap Risk

Through our Manager, we originate both fixed and floating rate loans and going forward, we intend to have the majority of our loans by aggregate commitments accrue at floating rates. These are assets in which the loans may be subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset’s interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements may not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our floating-rate assets would effectively be limited. In addition, floating-rate assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of cash income from such assets in an amount that is less than the amount that we would need to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

The FCA and IBA also announced the cessation of the publication of LIBOR for one-week and two-month U.S.-dollar LIBOR tenors starting after December 31, 2021, and the cessation of the remaining tenors of U.S.-dollar LIBOR settings starting after June 30, 2023. On July 29, 2021, the ARRC formally recommended the adoption of CME Group Inc.’s forward-looking SOFR term rates as the replacement for U.S.-dollar LIBOR. Although a transition towards various alternative reference rates, such as SOFR or the Sterling Over Night Index Average, appears to be in progress, it is unknown whether any of these alternative reference rates will attain market acceptance as replacements for LIBOR. If LIBOR is no longer available, our applicable loan documents generally allow us to choose a new index based upon comparable information Any of these proposals or consequences could have a material adverse effect on our interest expenses. For further information on the risks associated with the elimination of LIBOR, please see “Risk Factors—Risks Related to Our Business and Growth Strategy—Changes to, or the elimination of, LIBOR may adversely affect interest expense related to our loans and investments.”

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

Market Conditions

We believe that favorable market conditions, including an imbalance in supply and demand of credit to cannabis operating companies, have provided attractive opportunities for non-bank lenders, such as us, to finance commercial real estate loans and other loans that exhibit strong fundamentals but also require more customized financing structures and loan products than regulated financial institutions can presently provide. Additionally, to the extent that additional states legalize cannabis, our addressable market will increase. While we intend to continue our track record of capitalizing on these opportunities and growing the size of our portfolio, we are aware that the competition for the capital we provide is increasing. See “Risk Factors—Risks Related to Our Business and Growth Strategy—Competition for the capital that we provide may reduce the return of our loans, which could adversely affect our operating results and financial condition.”

Credit Risk

We are subject to varying degrees of credit risk in connection with our loans and interest receivable. Our Manager seeks to mitigate this risk by seeking to originate loans, and may in the future acquire loans, of higher quality at appropriate prices given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring originated and acquired loans. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results. For additional information regarding the credit risk associated with our loans and interest receivables, see “Risk Factors—Loans to relatively new and/or small companies and companies operating in the cannabis industry generally involve significant risks.”

We expect to be subject to varying degrees of credit risk in connection with holding our portfolio of loans. We will have exposure to credit risk on our commercial real estate loans and other targeted types of loans. Our Manager will seek to manage credit risk by performing deep credit fundamental analysis of potential assets and through the use of non-recourse financing, when and where available and appropriate.

Credit risk will also be addressed through our Manager’s on-going review, and loans will be monitored for variance from expected prepayments, defaults, severities, losses and cash flow on a quarterly basis.

Other than the acquisition of our initial portfolio of loans and certain loan commitments relating to Private Company A, we, through our Manager, have originated substantially all of our loans and intend to continue to originate our loans, but we have previously and may in the future acquire loans from time to time. Our Investment Guidelines are not subject to any limits or proportions with respect to the mix of target investments that we make or that we may in the future acquire other than as necessary to maintain our exemption from registration under the Investment Company Act and our qualification as a REIT. Our investment decisions will depend on prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our capital that will be invested in any individual target investment at any given time.

Our loan portfolio as of December 31, 2021 was concentrated with the top four borrowers representing approximately 58.2% of the aggregate outstanding principal balances and approximately 59.1% of the total loan commitments. Additionally, the industry is experiencing significant consolidation, which we expect to increase, among cannabis operations and certain of our borrowers may combine, increasing the concentration of our borrower portfolio with those consolidated operators. See “Risk Factors—Risks Related to Our Business and Growth Strategy—Our Existing Portfolio is, and our future portfolio may be, concentrated in a limited number of loans, which subjects us to an increased risk of significant loss if any asset declines in value or if a particular borrower fails to perform as expected.” The largest credit facility represented approximately 15.6% of our total loan commitments and approximately 12.8% of the aggregate outstanding principal balances of our portfolio as of December 31, 2021 and the borrower under this credit facility is Subsidiary of Private Company G, a multi-state operator that pledged certain of its assets in New Jersey and Pennsylvania as collateral for its senior term loan with us. Our portion of the senior term loan provided to such borrower had an aggregate principal amount of $46.7 million outstanding as of December 31, 2021 and is secured by substantially all assets of the borrower. This senior term loan accrues interest at a blended rate of 12.5% per annum, payable in cash, plus a blended PIK interest rate of 1.8% per annum across the three tranches of the senior term loan facility. This senior term loan contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including covenants that limit the borrower’s ability to incur, create, or assume certain indebtedness, borrower’s ability to make distributions, and borrower’s ability to engage in certain mergers, consolidations, and asset sales. This senior term loan also requires borrower to comply with certain financial maintenance covenants (measured at the end of each fiscal quarter) including a minimum adjusted EBITDA, minimum free cash flow, maximum total leverage ratio, minimum fixed charge coverage ratio and minimum cash balance. This senior term loan also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the loans, the failure to comply with certain covenants and agreements specified in the credit agreement, defaults in respect of certain other indebtedness and certain events relating to bankruptcy or insolvency. If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the senior term loans may become due and payable immediately. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and the Manager may declare all outstanding obligations immediately due and payable (subject, in certain instances, to specified grace periods) and take such other actions as set forth in the credit agreement. Upon the occurrence of certain bankruptcy and insolvency events, the obligations under the credit agreement would automatically become due and payable.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, which replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”). We adopted ASU No. 2016-13 as of July 31, 2020, the date of our commencement of operations. Subsequent period increases and decreases to expected credit losses impact earnings and are recorded within provision for current expected credit losses in our consolidated statement of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASU No. 2016-13 is a valuation account that is deducted from the amortized cost basis of our loans held at carrying value and loans receivable at carrying value in our consolidated balance sheet. The CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within accounts payable and other liabilities in our consolidated balance sheet. Refer to Note 6 to our annual consolidated financial statements December 31, 2021 consolidated financial statements titled “Current Expected Credit Losses” for more information on CECL.

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

Item 8.	Consolidated Financial Statements and Supplementary Data

See our Consolidated Financial Statements and the Notes thereto together with the report thereon of CohnReznick LLP dated March 10, 2022, beginning on page F-1 of this report included in Item 15, which are incorporated herein by reference in this Item 8.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information

On March 10, 2022, we entered into an amendment to our Management Agreement between us and our Manager (the “Management Agreement Amendment”). Our Manager is a wholly owned subsidiary of the Parent Manager, which is an entity that is over 70%, 10% and 5% beneficially owned by Mr. Tannenbaum, Mrs. Tannenbaum and Mr. Kalikow, respectively. Pursuant to the amendment, the Management Agreement was amended to, among other things, (i) update the investment guidelines to allow for (x) investments in, among other things, debt securities (including seller notes) with characteristics similar to our Target Investments and (y) until appropriate investments in Target Investments are identified, short-term investments in, among other things,  equity interests of real estate investment trusts and (ii) update the payment process for the Base Management Fee and Incentive Fee payable to our Manager to allow for a preliminary payment of such fees equal to 80-90% of the estimated quarterly installment  prior to the final calculation and payment of such quarterly installments. A copy of the Management Agreement Amendment is filed as Exhibit 10.1A to this Annual Report on Form 10-K and incorporated herein reference.

On March 10, 2022, our Board of Directors approved Articles of Amendment (the “Charter Amendment”) to our Articles of Amendment and Restatement (the “Charter”) to increase the number of authorized shares of our common stock from 25,000,000 to 50,000,000. The Charter Amendment also increases the total number of authorized shares of our stock from 25,010,000 to 50,010,000. Pursuant to Maryland General Corporation Law and Article VI, Section 6.1 of our Charter, the Charter Amendment was approved by our Board of Directors and did not require any action by our stockholders. The Charter Amendment was effective on March 10, 2022.  A copy of the Charter Amendment is filed as Exhibit 3.1A to this Annual Report on Form 10-K and incorporated herein reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the other information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. A current copy of the code is posted under “Corporate Governance” on our website at https://investors.afcgamma.com/.

To the extent required by rules adopted by the Securities and Exchange Commission and Nasdaq, we intend to promptly disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors on our website at https://investors.afcgamma.com/.

Item 11.	Executive Compensation

The information required by this item will be contained in the Company’s definitive proxy statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s definitive proxy statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive proxy statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s definitive proxy statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)    Financial Statements—See the Index to Consolidated Financial Statements, together with the report thereon of CohnReznick LLP dated March 10, 2022, beginning on Page F-1.

(a) (2)    Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a) (3)    Exhibits.

Exhibit No.	Document
3.1	Articles of Amendment and Restatement of AFC Gamma, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).
3.1A*	Articles of Amendment, dated March 10, 2022.
3.4	Amended and Restated Bylaws of AFC Gamma, Inc. (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).
4.1*	Description of Capital Stock.
4.2
Indenture, dated as of November 3, 2021, between the Company and TMI Trust Company, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on November 3, 2021 and incorporated herein by reference).

4.3	Form of 5.750% Senior Notes due 2027 (included in Exhibit 4.2).
10.1
Amended and Restated Management Agreement, dated January 14, 2021 by and between AFC Gamma, Inc. and AFC Management, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 23, 2021 and incorporated herein by reference).

10.1A*	First Amendment to Amended and Restated Management Agreement, dated March 10, 2022 by and between AFC Gamma, Inc. and AFC Management, LLC.
10.2
Form of Indemnification Agreement between the Registrant and each of its directors and officers (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).

10.3
Form of Indemnification Agreement between Registrant and each of the Investment Committee members (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).

10.4
Form of Registration Rights Agreement, by and among AFC Gamma, Inc. and the holders thereto (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-11 on December 28, 2020 and incorporated herein by reference).

10.5§	2020 Stock Incentive Plan (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).
10.6
Secured Revolving Credit Agreement, dated August 18, 2020, by and among AFC Gamma, Inc., as borrower, AFC Finance, LLC, as agent, and AFC Finance, LLC and Gamma Lending Holdco LLC, as lenders (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-11 on December 28, 2020 and incorporated herein by reference).

10.6A
Amendment to Revolving Credit Agreement, dated as of May 7, 2021, by and among AFC Gamma, Inc., as borrower, AFC Finance, LLC, as agent, and AFC Finance, LLC and Gamma Lending Holdco LLC, as lenders (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on May 11, 2021 and incorporated herein by reference).

10.6B
Second Amendment to Revolving Credit Agreement, dated as of November 3, 2021, by and among AFC Gamma, Inc., as borrower, and AFC Finance, LLC, as and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 3, 2021 and incorporated herein by reference).

10.10§
Employment Agreement, dated as of August 2, 2021, between AFC Management, LLC and Brett Kaufman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 5, 2021 and incorporated herein by reference).

21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of CohnReznick LLP, independent registered public accounting firm.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

§	Management contract or compensatory plan or arrangement
*	Furnished herewith
†
The registrant has omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K because such portions are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.

**	Filed herewith

Item 16.	Form 10-K Summary

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm CohnReznick LLP (PCAOB ID 596), Chicago, Illinois	F-2
Consolidated Balance Sheets as of December 31, 2021 and 2020	F-3
Consolidated Statements of Operations for the year ended December 31, 2021, and from July 31, 2020 (commencement of operations) to December 31, 2020	F-4
Consolidated Statement of Comprehensive Income for the year ended December 31, 2021, and from July 31, 2020 (commencement of operations) to December 31, 2020	F-5
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2021, and from July 31, 2020 (commencement of operations) to December 31, 2020	F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2021, and from July 31, 2020 (commencement of operations) to December 31, 2020	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
AFC Gamma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AFC Gamma, Inc. and Subsidiary as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholder’s equity, and cash flows for the year ended December 31, 2021 and for the period July 31, 2020 (date of commencement of operations) to December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of AFC Gamma, Inc. and Subsidiary as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the year ended December 31, 2021 and for the period July 31, 2020 (date of commencement of operations) to December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to AFC Gamma, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. AFC Gamma, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As further described in Note 10, AFC Gamma, Inc. is subject to significant risks and uncertainties due to originating, structuring, underwriting and managing senior secured loans and other types of loans for established cannabis industry operators.

/s/ CohnReznick LLP

We have served as AFC Gamma Inc.’s auditor since 2020.

Chicago, Illinois
March 10, 2022

AFC GAMMA, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
Assets:
Loans held for investment at fair value (cost of $74,913,157 and $46,994,711 at December 31, 2021 and 2020, respectively, net)	$77,096,319	$48,558,051
Debt securities available for sale held at fair value (cost of $16,050,000 and $0 at December 31, 2021 and 2020, respectively)	15,881,250	—

Loans held for investment at carrying value, net	257,163,496	31,837,031
Loan receivable at carrying value, net	2,530,588	3,348,263
Current expected credit loss reserve	(2,431,558)	(404,860)
Loans held for investment at carrying value and loan receivable at carrying value, net of current expected credit loss reserve	257,262,526	34,780,434

Cash and cash equivalents	109,246,048	9,623,820
Interest receivable	4,412,938	927,292
Prepaid expenses and other assets	949,279	72,095
Total assets	$464,848,360	$93,961,692

Liabilities and Stockholders’ Equity:
Interest reserve	$4,782,271	$1,325,750
Accrued interest	991,840	—
Dividends payable	8,221,406	—
Current expected credit loss reserve	683,177	60,537
Accrued management and incentive fees	2,823,044	222,127
Accrued direct administrative expenses	1,324,457	550,671
Accounts payable and other liabilities	1,528,980	154,895
Senior notes payable, net	96,572,656	—
Line of credit payable to affiliate, net	74,845,355	—
Total liabilities	191,773,186	2,313,980
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at December 31, 2021 and 2020 and 125 shares issued and outstanding at December 31, 2021 and 2020, respectively	1	1
Common stock, par value $0.01 per share, 25,000,000 and 15,000,000 shares authorized at December 31, 2021 and 2020, respectively, and 16,442,812 and 6,179,392 shares issued and outstanding at December 31, 2021 and 2020, respectively	163,866	61,794
Additional paid-in-capital	274,172,934	91,068,197
Accumulated other comprehensive (loss) income	(168,750)	—
Accumulated (deficit) earnings	(1,092,877)	517,720
Total stockholders’ equity	273,075,174	91,647,712

Total liabilities and stockholders’ equity	$464,848,360	$93,961,692

(See accompanying notes to the consolidated financial statements)

AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	Period from July 31, 2020 to
	December 31, 2021	December 31, 2020
Revenue
Interest income	$38,140,487	$5,250,108
Interest expense	1,126,846	—
Net interest income	37,013,641	5,250,108
Expenses
Management and incentive fees, net (less rebate of $1,029,315 and $259,167, respectively)	8,321,512	364,194
General and administrative expenses	3,212,785	785,016
Organizational expenses	—	616,190
Stock-based compensation	1,745,872	—
Professional fees	1,118,291	614,019
Total expenses	14,398,460	2,379,419
Provision for current expected credit losses	(2,649,338)	(465,397)
Realized gains (losses) on loans at fair value, net	450,000	345,000
Change in unrealized gains (losses) on loans at fair value, net	619,821	1,563,340
Net income before income taxes	21,035,664	4,313,632
Income tax expense	35,167	—
Net income	$21,000,497	$4,313,632

Earnings per common share:
Basic earnings per common share (in dollars per share)	$1.57	$0.76
Diluted earnings per common share (in dollars per share)	$1.52	$0.76

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding (in shares)	13,373,778	5,694,475
Diluted weighted average shares of common stock outstanding (in shares)	13,808,845	5,694,475

(See accompanying notes to the consolidated financial statements)

AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended	For the period from July 31, 2020 to
	December 31, 2021	December 31, 2020
Net income	$21,000,497	$4,313,632

Other comprehensive (loss) income:
Unrealized (losses) gains on debt securities available for sale held at fair value	(168,750)	—
Total other comprehensive (loss) income	(168,750)	—
Total comprehensive income	$20,831,747	$4,313,632

(See accompanying notes to the consolidated financial statements)

AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year ended December 31, 2021
	Preferred	Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings (Deficit)	Equity
Balance at December 31, 2020	$1	6,179,392	$61,794	$91,068,197	$—	$517,720	$91,647,712
Issuance of common stock, net of offering cost	—	10,207,135	102,072	181,358,865	—	—	181,460,937
Stock-based compensation	—	56,285	—	1,745,872	—	—	1,745,872
Dividends declared on common shares ($1.67 per share)	—	—	—	—	—	(22,596,094)	(22,596,094)
Dividends declared on preferred shares ($120 per share)	—	—	—	—	—	(15,000)	(15,000)
Other comprehensive income (loss)	—	—	—	—	(168,750)	—	(168,750)
Net income	—	—	—	—	—	21,000,497	21,000,497
Balance at December 31, 2021	$1	16,442,812	$163,866	$274,172,934	$(168,750)	$(1,092,877)	$273,075,174

	Period from July 31, 2020 (date of commencement of operations) to December 31, 2020
	Preferred	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Stock	Shares	Amount	Capital	Earnings (Deficit)	Equity
Balance at July 31, 2020	$—	—	$—	$—	$—	$—
Issuance of common stock, net of offering cost	—	6,179,392	61,794	90,967,139	—	91,028,933
Issuance of preferred stock, net of offering cost	1	—	—	101,058	—	101,059
Dividends declared and paid on common shares ($0.61 per share)	—	—	—	—	(3,795,912)	(3,795,912)
Net income	—	—	—	—	4,313,632	4,313,632
Balance at December 31, 2020	$1	6,179,392	$61,794	$91,068,197	$517,720	$91,647,712

(See accompanying notes to the consolidated financial statements)

AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	Period from July 31, 2020 to
	December 31, 2021	December 31, 2020
Operating activities:
Net income	$21,000,497	$4,313,632
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for current expected credit losses	2,649,338	465,397
Realized gain on sale of loans, net	(450,000)	(345,000)
Change in unrealized (gains) losses on loans carried at fair value, net	(619,821)	(1,563,340)
Accretion of deferred loan original issue discount and other discounts	(5,584,311)	(783,481)
Amortization of deferred financing costs - revolving credit facility	32,855	—
Amortization of offering costs - senior notes	102,151	—
Stock-based compensation	1,745,872	—
PIK interest	(4,534,370)	(422,408)
Changes in operating assets and liabilities
Interest reserve	(5,993,947)	(74,250)
Interest receivable	(3,485,646)	(927,292)
Prepaid expenses and other assets	(877,184)	(72,095)
Accrued interest	991,840	—
Accrued management and incentive fees, net	2,600,917	222,127
Accrued direct administrative expenses	773,786	550,671
Accounts payable and other liabilities	1,186,585	154,895
Net cash provided by (used in) operating activities	9,538,562	1,518,856

Cash flows from investing activities:
Issuance of and fundings on loans	(272,583,787)	(46,769,285)
Proceeds from sales of Assigned Rights	2,313,130	1,649,468
Principal repayment of loans	22,412,569	5,348,542
Proceeds from sales of loans	15,450,000	7,345,000
Purchase of available-for-sale debt securities	(16,050,000)	—
Net cash provided by (used in) investing activities	(248,458,088)	(32,426,275)

Cash flows from financing activities:
Proceeds from sale of common stock	185,501,294	44,226,092
Payment of offering costs - equity offering	(4,040,357)	—
Payment of financing costs - senior notes	(3,529,495)	—
Issuance of senior notes	100,000,000	—
Borrowings on the revolving credit facility	75,000,000	—
Dividends paid to common and preferred stockholders	(14,389,688)	(3,694,853)
Net cash provided by (used in) financing activities	338,541,754	40,531,239

Net increase (decrease) in cash and cash equivalents	99,622,228	9,623,820
Cash and cash equivalents, beginning of period	9,623,820	—
Cash and cash equivalents, end of period	$109,246,048	$9,623,820

Supplemental disclosure of non-cash activity
Loans acquired for issuance of shares of common stock	$—	$46,802,841
Interest reserve withheld from funding of loans	$9,450,468	$1,400,000
OID withheld from funding of loans	$15,021,624	$320,000
Change in other comprehensive income (loss) during the period	$(168,750)	$—
Dividends declared and not yet paid	$8,221,406	$—

Supplemental information:
Interest paid during the period	$—	$—
Income taxes paid during the period	$35,167	$—

(See accompanying notes to the consolidated financial statements)

AFC GAMMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021

1.	ORGANIZATION

AFC Gamma, Inc. (the “Company” or “AFCG”) is a commercial real estate finance company primarily engaged in originating, structuring, and underwriting senior secured loans and other types of loans. The Company was formed and commenced operations on July 31, 2020. The Company is a Maryland corporation and completed its initial public offering (the “IPO”) in March 2021. The Company is externally managed by AFC Management, LLC (the Company’s “Manager”), a Delaware limited liability company, pursuant to the terms of a management agreement (as amended, the “Management Agreement”). The Company’s wholly owned subsidiary, AFCG TRS1, LLC (“TRS”), was formed under the laws of the State of Delaware on December 31, 2020, and operates as a taxable real estate investment trust (“REIT”) subsidiary. TRS began operating in July 2021, and the financial statements of TRS have been consolidated within the Company’s consolidated financial statements beginning with the quarter ended September 30, 2021.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with United States generally accepted accounting principles (“GAAP”). The financial statements reflect all adjustments that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds on deposit with financial institutions, including demand deposits with financial institutions. Cash and short-term investments with an original maturity of three months or less when acquired are considered cash and cash equivalents for the purpose of the consolidated balance sheets and consolidated statements of cash flows.

Restricted cash includes deposits required under certain Secured Funding Agreements. As of the balance sheet date, the Company did not have any restricted cash.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, loans and interest receivable. The Company places its cash and cash equivalents with financial institutions, and, at times, cash held exceeds the Federal Deposit Insurance Corporation insured limit. The Company and the Company’s Manager seek to manage this credit risk by monitoring the financial institutions and their ability to continue in business for the foreseeable future.

The Company has exposure to credit risk on its loans and interest receivable. The Company and the Company’s Manager seek to manage credit risk by performing due diligence prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate.

Investments in Loans

The Company originates commercial real estate (“CRE”) debt and related instruments generally to be held for investment.

The Company accretes or amortizes any discounts or premiums on loans held for investment over the life of the related loan held for investment utilizing the effective interest method.

Loans are generally collateralized by real estate, equipment, licenses and/or other assets of borrowers. The extent of any credit deterioration associated with the performance and/or value of the underlying collateral property and the financial and operating capability of the borrower could impact the expected amounts received. The Company monitors performance of its portfolio of loans held for investment under the following methodology: (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral (i.e., leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service, as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding the borrower’s ability to make pending principal and interest payments. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to placing a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

The Company may make modifications to loans, including loans that are in default. Loan terms that may be modified include interest rates, required prepayments, maturity dates, covenants, principal amounts and other loan terms. The terms and conditions of each modification vary based on individual circumstances and will be determined on a case-by-case basis. The Company’s Manager monitors and evaluates each of the Company’s loans held for investment and has maintained regular communications with borrowers regarding the potential impacts of the COVID-19 pandemic on the Company’s loans.

Loans Held at Fair Value

Investments in loans at fair value are carried at fair value in the Company’s consolidated balance sheets, with changes in fair value recorded through earnings. Refer to Note 14 for more information on the valuations of the investments.

Although the Company generally holds its target investments as long-term investments, the Company may occasionally classify some of its loans as held for sale. Investments held for sale are carried at fair value, with changes in fair value recorded through earnings. Investment transactions are recorded on the trade date at cost, net of any original issue discounts. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized and/or accreted cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries.

An unrealized gain arises when the value of the loan portfolio exceeds its cost and an unrealized loss arises when the value of the loan portfolio is less than its cost. The change in unrealized gains or losses primarily reflect the change in loan values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.

Loans Held at Carrying Value

Investments in loans held at amortized cost are carried at cost, net of unamortized loan original issue discount and origination costs and other original issue discounts (the “carrying value”) in the Company’s consolidated balance sheets.

The Company follows Accounting Standards Codification (“ASC”) 842 for certain loans which are considered financial assets not eligible to elect the fair value option due to the structure of the loans. These loans are carried at cost, net of unamortized loan original issue discount and origination costs and other original issue discounts (the “carrying value”) in the Company’s consolidated balance sheets.

Investment in Marketable Securities

Investment in marketable securities of $15.9 million and $0.0 million at December 31, 2021 and 2020, respectively, consists of debt securities that are designated as available-for-sale. Marketable debt securities are recorded at fair value and unrealized holding gains or losses are excluded from net income on the consolidated income statement and reported as a component of accumulated other comprehensive income within shareholders’ equity.

Fair Value Measurements

The Company follows ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASC 825-10”), which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. The Company has elected the ASC 825-10 option to report selected financial assets and liabilities at fair value. With the exception of the line items entitled “prepaid expenses and other assets,” “loans receivable” and “interest reserve”, which are reported at amortized cost, all assets and liabilities approximate fair value on the consolidated balance sheets. The carrying value of the lines titled “interest receivable,” “accrued management fees,” “accrued direct administrative expenses” and “accounts payable and other liabilities” approximate fair value due to their short maturity.

The Company also follows ASC 820-10, Fair Value Measurements Overall (“ASC 820-10”), which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Company to assume that the transaction is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, the Company has considered its principal market as the market in which the Company exits its loans with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

●	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
●	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
●	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

If inputs used to measure fair value fall into different levels of the fair value hierarchy, a loan’s level is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the loan. This includes loans that are valued using “bid” and “ask” prices obtained from independent third-party pricing services or directly from brokers.

Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, the Company obtains and analyzes readily available market quotations provided by pricing vendors and brokers for all of the Company’s loans for which quotations are available. In determining the fair value of a particular loan, pricing vendors and brokers use observable market information, including both binding and non-binding indicative quotations.

GAAP requires disclosure of fair value information about financial and nonfinancial assets and liabilities, whether or not recognized in the financial statements, for which it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based upon the application of discount rates to estimated future cash flows using market yields, or other valuation methodologies. Any changes to the valuation methodology will be reviewed by the Company’s management to ensure the changes are appropriate. The methods used may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that the valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial and nonfinancial assets and liabilities could result in a different estimate of fair value at the reporting date. The Company uses inputs that are current as of the measurement date, which may fall within periods of market dislocation, during which price transparency may be reduced.

Current Expected Credit Losses

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”). ASU No. 2016-13 was adopted by the Company on as of July 31, 2020, commencement of operations. Subsequent period increases and decreases to expected credit losses impact earnings and are recorded within provision for current expected credit losses in the Company’s consolidated statements of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASU No. 2016-13 is a valuation account that is deducted from the amortized cost basis of the Company’s loans held at carrying value and loans receivable at carrying value in the Company’s consolidated balance sheets. The CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within the current expected credit loss reserve financial statement line in the Company’s balance sheet. See Note 6 included in these consolidated financial statements for CECL related disclosures.

Equity-Based Compensation

The Company accounts for equity-based compensation issued to employees and the Board of Directors pursuant to the Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”) under the fair value method. This method measures compensation cost at the date of grant based on the value of the award and recognizes the cost over the service period, which is usually the vesting period. The fair value of equity-based compensation awards is based on the estimated fair value of the Company’s common stock, as determined by management using a valuation model and approved by the Board of Directors. Fair values of award grants also recognize any ongoing restrictions on the sale of securities.

Debt Issuance Costs

Debt issuance costs under the Company’s indebtedness are capitalized and amortized over the term of the respective debt instrument. Unamortized debt issuance costs are expensed when the associated debt is repaid prior to maturity. Amortization of debt issuance costs is included within interest expense in the Company’s consolidated statements of operations. The unamortized balance for both the senior notes and the line of credit are included within Senior Notes Payable and Line of Credit Payable, respectively, in these consolidated financial statements. See Note 9 included in these consolidated financial statements for further consideration.

Payment-in-Kind Interest

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. The PIK interest computed at the contractual rate specified in each applicable agreement, is accrued and added to the principal balance of the loan monthly in arrears and recorded as interest income. The PIK income added to the principal balance is generally collected upon repayment of the outstanding principal. To maintain the Company’s status as a REIT, this non-cash source of income must be paid out to stockholders in the form of dividends for the year earned, even though the Company has not yet collected the cash.

Revenue Recognition

Interest income from loans is accrued based on the outstanding principal amount and the contractual terms of each loan. For loans, origination fees, direct loan origination costs, and other discounts (in aggregate the “Original Issue Discount” or “OID”) are also recognized in interest income from loans over the initial loan term as a yield adjustment using the effective interest method. Delayed draw loans earn interest or unused fees on the undrawn portion of the loan, which is recognized as interest income in the period earned. Other fees, including prepayment fees and exit fees, are recognized as interest income when received.

Interest reserves

The Company utilizes interest reserves on certain loans to fund the interest payments. Such reserves are established at the time of loan origination. The interest reserve represents a deposit received from the borrower for future loan interest payments. It is recorded as a liability as it represents unearned interest revenue. The interest reserve is relieved when the interest on the loan is earned and interest income is recorded in the period when the interest is earned in accordance with the credit agreement. The interest payment is deducted from the interest reserve deposit balance when the interest payment is due.

The decision to establish a loan-funded interest reserve is made during the underwriting process and considers the feasibility of the project, the creditworthiness and expertise of the borrower, and the debt coverage provided by the real estate and other pledged collateral.

It is the Company’s policy to recognize income for this interest component as long as the borrower is progressing as originally projected and if there has been no deterioration in the financial standing of the borrower or the underlying project. The Company’s standard policies for interest income recognition are applied to all loans, including those with interest reserves.

Income Taxes

The Company is a Maryland corporation and will elect to be taxed as a REIT under the Code, commencing with its taxable year ending December 31, 2020. The Company believes that its proposed method of operation will enable it to qualify as a REIT. However, no assurances can be given that the Company’s beliefs or expectations will be fulfilled, since qualification as a REIT depends on the Company satisfying numerous asset, income and distribution tests which depends, in part, on the Company’s operating results.

To qualify as a REIT, the Company must meet a number of organizational and operational requirements.  Those qualification tests involve the percentage of income that the Company earns from specified sources, the percentage of the Company’s assets that fall within specified categories, the diversity of the ownership of the Company’s shares, and the percentage of the Company’s taxable income that the Company distributes. The Company is required to distribute annually to its stockholders at least 90% of the Company’s REIT taxable income prior to the deduction for dividends paid. To the extent that the Company distributes less than 100% of its REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), the Company will pay tax at regular corporate rates on that undistributed portion. Furthermore, the Company will be subject to a 4% nondeductible excise tax on any amount by which distributions the Company pays with respect to any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year) are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense is included in the financial statement line item income tax expense.

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported as of December 31, 2021. Based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

Earnings per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common stockholders for the period by the weighted average shares of common stock outstanding for that period after consideration of the earnings (loss) allocated to the Company’s restricted stock, which are participating securities as defined in GAAP. Diluted earnings (loss) per share takes into effect any dilutive instruments, such as stock options, restricted stock, restricted stock units (“RSUs”) and convertible debt, except when doing so would be anti-dilutive. As of December 31, 2021, there were dilutive instruments relating to stock options and restricted shares. See Note 11 included in these financial statements for the earnings per share calculations.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the valuation of loans held for investment at fair value.

Over the course of the coronavirus (“COVID-19”) pandemic, medical cannabis companies have been deemed “essential” by almost all states with legalized cannabis and stay-at-home orders. Consequently, the impact of the COVID-19 pandemic and the related regulatory and private sector response on our financial and operating results for the year ended December 31, 2021 was somewhat mitigated as all of our borrowers were permitted to continue to operate during this pandemic. Regardless, the full extent of the economic impact of the business disruptions caused by COVID-19 is uncertain. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving, and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including the regulated cannabis industry. Although most of these measures have been lifted or scaled back, surges of COVID-19 in certain parts of the world, including the United States, have resulted and may in the future result in the re-imposition of certain restrictions and may lead to more restrictions to reduce the spread of COVID-19. The full effect that these disruptions may have on the operations and financial performance of the Company will depend on future developments, including possible impacts on the performance of the Company’s loans, general business activity, and ability to generate revenue, which cannot be determined.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not believe the adoption of this ASU will have a material impact on its financial statements.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU No. 2021-01 is effective immediately for all entities. An entity may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, up to the date that financial statements are available to be issued. If an entity elects to apply any of the amendments for an eligible hedging relationship, any adjustments as a result of those elections must be reflected as of the date the entity applies the election. The do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022). The Company is currently evaluating the impact, if any, of this ASU on its financial statements.

3.	LOANS HELD FOR INVESTMENT AT FAIR VALUE

As of December 31, 2021 and December 31, 2020, the Company’s portfolio included three and four loans held at fair value, respectively. The aggregate originated commitment under these loans was approximately $75.9 million and $59.9 million, respectively, and outstanding principal was approximately $77.6 million and $50.8 million, as of December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, the Company funded approximately $37.7 million of outstanding principal and had repayments of approximately $13.1 million. As of December 31, 2021 and 2020, 0.0% and approximately 6.0%, respectively, of the Company’s loans held at fair value have floating interest rates. As of December 31, 2020, these floating rates were subject to LIBOR floors, with a weighted average floor of 2.5%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The following tables summarize the Company’s loans held at fair value as of December 31, 2021 and 2020:

	As of December 31, 2021
	Fair Value (2)	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Remaining Life (Years) (3)

Senior Term Loans	$77,096,319	$74,913,157	$77,630,742	2.2
Total loans held at fair value	$77,096,319	$74,913,157	$77,630,742	2.2

	As of December 31, 2020
	Fair Value (2)	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Remaining Life (Years) (3)

Senior Term Loans	$48,558,051	$46,994,711	$50,831,235	3.3
Total loans held at fair value	$48,558,051	$46,994,711	$50,831,235	3.3

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of OID, PIK and loan origination costs.

(2)	Refer to Note 14 in these annual consolidated financial statements.

(3)	Weighted average remaining life is calculated based on the fair value of the loans as of December 31, 2021 and December 31, 2020.

The following table presents changes in loans held at fair value as of and for the year ended December 31, 2021:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2020	$50,831,235	$(3,836,524)	$1,563,340	$48,558,051
Change in unrealized gains (losses) on loans at fair value, net	—	—	619,821	619,821
New fundings	37,701,104	(1,130,623)	—	36,570,481
Loan repayments	(12,000,000)	—	—	(12,000,000)
Loan amortization payments	(1,093,659)	—	—	(1,093,659)
Accretion of original issue discount	—	2,249,563	—	2,249,563
PIK interest	2,192,062	—	—	2,192,062
Total loans held at fair value at December 31, 2021	$77,630,742	$(2,717,584)	$2,183,161	$77,096,319

The following table presents changes in loans held at fair value as of and for the period from July 31, 2020 (commencement of operations) to December 31, 2020:

	Principal	Original Issue Discount	Fair Value
Loans acquired at July 31, 2020	$46,080,605	$(2,974,054)	$43,106,551
Realized gains (losses) on loans at fair value, net	345,000	—	345,000
Change in unrealized gains (losses) on loans at fair value, net	—	—	1,563,340
New fundings	16,360,000	(1,595,199)	14,764,801
Loan repayments	(5,000,000)	—	(5,000,000)
Sale of loans	(7,345,000)	—	(7,345,000)
Accretion of original issue discount	—	732,729	732,729
PIK interest	390,630	—	390,630
Total loans held at fair value at December 31, 2020	$50,831,235	$(3,836,524)	$48,558,051

A more detailed listing of the Company’s loans held at fair value portfolio based on information available as of December 31, 2021 is as follows:

	Collateral Location	Collateral Type (8)	Fair Value (2)	Carrying Value (1)	Outstanding Principal (1)	Interest Rate		Maturity Date (3)	Payment Terms (4)

Private Co. A	AZ, MI, MD, MA	C ,D	$63,523,503	$61,629,048	$63,918,855	16.4%	(5)	5/8/2024	P/I
Public Co. A	NV	C	2,919,420	2,940,000	2,940,000	14.0%	(6)	1/26/2023	I/O
Private Co. B	MI	C	10,653,396	10,344,109	10,771,887	17.0%	(7)	9/1/2023	P/I
Total loans held at fair value			$77,096,319	$74,913,157	$77,630,742

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of OID, PIK and loan origination costs.

(2)	Refer to Note 14 in these annual consolidated financial statements.

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

(4)	I/O = interest-only, P/I = principal and interest. P/I loans may include interest-only periods for a portion of the loan term.

(5)	Base interest rate of 13% and payment-in-kind (“PIK”) interest rate of 3.4%.

(6)	Base interest rate of 12% and PIK interest rate of 2%.

(7)	Base interest rate of 13% and PIK interest rate of 4%.

(8)	C = Cultivation Facilities, D = Dispensaries.

4.	LOANS HELD FOR INVESTMENT AT CARRYING VALUE

As of December 31, 2021 and 2020, the Company’s portfolio included twelve and three loans, respectively, held at carrying value. The aggregate originated commitment under these loans was approximately $324.3 million and $44.0 million, respectively, and outstanding principal was approximately $270.8 million and $33.9 million, respectively, as of December 31, 2021 and 2020. For the year ended December 31, 2021, the Company funded approximately $249.6 million of outstanding principal. As of December 31, 2021 and 2020, approximately 48% and 35%, respectively, of the Company’s loans held at carrying value have floating interest rates. These floating rates are subject to LIBOR floors, with a weighted average floor of 1.0%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The following tables summarize the Company’s loans held at carrying value as of December 31, 2021 and 2020:

	As of December 31, 2021
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)

Senior Term Loans	$270,841,715	$(13,678,219)	$257,163,496	3.4
Total loans held at carrying value	$270,841,715	$(13,678,219)	$257,163,496	3.4

	As of December 31, 2020
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)

Senior Term Loans	$33,907,763	$(2,070,732)	$31,837,031	4.7
Total loans held at carrying value	$33,907,763	$(2,070,732)	$31,837,031	4.7

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID, PIK and loan origination costs.

(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of December 31, 2021 and December 31, 2020.

The following table presents changes in loans held at carrying value as of and for the year ended December 31, 2021:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2020	$33,907,763	$(2,070,732)	$31,837,031
New fundings	249,591,644	(14,941,001)	234,650,643
Accretion of original issue discount	—	3,333,514	3,333,514
Realized gain on sale of loans	450,000	—	450,000
Sale of loans	(15,450,000)	—	(15,450,000)
PIK interest	2,342,308	—	2,342,308
Total loans held at carrying value at December 31, 2021	$270,841,715	$(13,678,219)	$257,163,496

The following table presents changes in loans held at carrying value as of and for the period from July 31, 2020 (commencement of operations) to December 31, 2020:

	Principal	Original Issue Discount	Carrying Value
Loans at July 31, 2020	$—	$—	$—
New fundings	33,875,985	(2,120,969)	31,755,016
Accretion of original issue discount	—	50,237	50,237
PIK interest	31,778	—	31,778
Total loans held at carrying value at December 31, 2020	$33,907,763	$(2,070,732)	$31,837,031

A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of December 31, 2021 is as follows:

Collateral Location		Collateral Type (4)	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Interest Rate		Maturity Date (2)	Payment Terms (3)

Private Co. C	PA	C ,D	$21,676,514	$(754,767)	$20,921,747	17.0%	(5)	12/1/2025	P/I
Sub. of Public Co. D	PA	C	10,000,000	(137,755)	9,862,245	12.9%	(6)	12/18/2024	I/O
Private Co. D	OH, AR	D	12,230,666	(825,217)	11,405,449	15.0%	(7)	1/1/2026	P/I
Private Co. E	OH	C ,D	19,871,580	(2,627,738)	17,243,842	17.0%	(8)	4/1/2026	P/I
Private Co. F	MO	C ,D	11,545,234	(1,717,705)	9,827,529	17.0%	(9)	5/1/2026	P/I
Sub of Private Co. G	NJ	C ,D	46,717,825	(2,362,164)	44,355,661	14.3%	(10)	5/1/2026	P/I
Public Co. F	IL, FL, NV, OH, MA, MI, MD, AR, NV, AZ	C ,D	60,000,000	(1,136,000)	58,864,000	8.7%	(11)	5/30/2023	I/O
Sub of Private Co. H	IL	C	5,781,250	(106,771)	5,674,479	15.0%	(12)	5/11/2023	I/O
Private Co. K	MA	C ,D	7,000,000	(724,167)	6,275,833	13.0%	(13)	8/3/2026	P/I
Private Co. I	MD	C ,D	10,425,205	(213,332)	10,211,873	15.5%	(14)	8/1/2026	P/I
Private Co. J	MO	C	23,093,441	(721,583)	22,371,858	15.0%	(15)	9/1/2025	P/I
Sub. of Public Co. H	IA, IL, MI, NJ, PA	C ,D	42,500,000	(2,351,020)	40,148,980	9.8%	(16)	1/1/2026	I/O
Total loans held at carrying value			$270,841,715	$(13,678,219)	$257,163,496

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID, PIK and loan origination costs.

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

(3)	I/O = interest-only, P/I = principal and interest. P/I loans may include interest-only periods for a portion of the loan term.

(4)	C = Cultivation Facilities, D = Dispensaries.

(5)	Base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 4.0%.

(6)	Base interest rate of 12.9%.

(7)	Base interest rate of 13.0% and PIK interest rate of 2.0%.

(8)	Base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 4.0%.

(9)	Base interest rate of 13.0% and PIK interest rate of 4.0%.

(10)	Base interest rate of 11.5% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 1.8%.

(11)	Base interest rate of 8.7%.

(12)	Base interest rate of 15.0%.

(13)	Base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%)

(14)	Base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 2.5%.

(15)	Base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 2.0%.

(16)	Base interest rate of 9.8%.

5.	LOAN RECEIVABLE AT CARRYING VALUE

As of December 31, 2021 and 2020, the Company’s portfolio included one loan receivable at carrying value. The originated commitment under this loan was approximately $4.0 million and outstanding principal was approximately $2.5 million and $3.4 million as of December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company received repayments of approximately $0.8 million of outstanding principal.

The following table presents changes in loans receivable as of and for the year ended December 31, 2021:

	Principal	Original Issue Discount	Carrying Value

Total loans receivable at carrying value at December 31, 2020	$3,352,176	$(3,913)	$3,348,263
Principal repayment of loans	(818,910)	—	(818,910)
Accretion of original issue discount	—	1,235	1,235
Total loans receivable at carrying value at December 31, 2021	$2,533,266	$(2,678)	$2,530,588

6.	CURRENT EXPECTED CREDIT LOSSES

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

As of December 31, 2021 and December 31, 2020, the Company’s CECL Reserve for its loans held at carrying value and loans receivable at carrying value is approximately $3.1 million and $0.5 million, respectively, or 120 and 132 basis points, respectively, of the Company’s total loans held at carrying value and loans receivable at carrying value of approximately $259.7 million and $35.2 million, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loans receivable at carrying value of approximately $2.4 million and $0.4 million, respectively, and a liability for unfunded commitments of approximately $0.7 million and $0.1 million, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the year ended December 31, 2021 was as follows:

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2020	$404,860	$60,537	$465,397
Provision for current expected credit losses	2,026,698	622,640	2,649,338
Write-offs	—	—	—
Recoveries	—	—	—
Balance at December 31, 2021	$2,431,558	$683,177	$3,114,735

(1)
As of December 31, 2021 and December 31, 2020, the CECL Reserve related to outstanding balances on loans at carrying value and loans receivable at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.

(2)
As of December 31, 2021 and December 31, 2020, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value for the period from July 31, 2020 (commencement of operations) to December 31, 2020 was as follows:

	Outstanding (1)	Unfunded (2)	Total
Balance at July 31, 2020	$—	$—	$—
Provision for current expected credit losses	404,860	60,537	465,397
Write-offs	—	—	—
Recoveries	—	—	—
Balance at December 31, 2020	$404,860	$60,537	$465,397

(1)	As of December 31, 2020, the CECL Reserve related to outstanding balances on loans at carrying value and loans receivable at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)	As of December 31, 2020, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within other liabilities in the Company’s consolidated balance sheets.

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

Rating	Definition
1	Very Low Risk — Materially exceeds performance metrics included in original or current credit underwriting and business plan
2	Low Risk — Collateral and business performance exceeds substantially all performance metrics included in original or current credit underwriting and business plan
3	Medium Risk — Collateral and business performance meets, or is on track to meet underwriting expectations; business plan is met or can reasonably be achieved
4
High Risk/ Potential for Loss — Collateral performance falls short of underwriting, material differences from business plans, defaults may exist, or may soon exist absent material improvement. Risk of recovery of interest exists

5
Impaired/Loss Likely — Performance is significantly worse than underwriting with major variances from business plan observed. Loan covenants or financial milestones have been breached; exit from loan or refinancing is uncertain. Full recovery of principal is unlikely

The risk ratings are primarily based on historical data as well as taking into account future economic conditions.

As of December 31, 2021, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value and loans receivable at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2021	2020	Total
1	$—	$—	$—
2	58,864,000	—	58,864,000
3	145,898,184	44,720,028	190,618,212
4	10,211,872	—	10,211,872
5	—	—	—
Total	$214,974,056	$44,720,028	$259,694,084

7.	INTEREST RECEIVABLE

The following table summarizes the interest receivable by the Company as of December 31, 2021 and 2020:

	As of December 31, 2021	As of December 31, 2020
Interest receivable	$3,562,566	$675,795
PIK receivable	554,357	177,183
Unused fees receivable	296,015	74,314
Total interest receivable	$4,412,938	$927,292

8.	INTEREST RESERVE

At December 31, 2021 and December 31, 2020, the Company had seven and one loans, respectively, that included a loan funded interest reserve. For the year ended December 31, 2021, approximately $6.0 million of interest income was earned and disbursed from the interest reserve.

The following table presents changes in interest reserve as of and for the year ended December 31, 2021 and for the period from July 31, 2020 to December 31, 2020:

	For the year ended December 31, 2021	Period from July 31, 2020 to December 31, 2020
Beginning reserves	$1,325,750	$—
New reserves	9,450,468	1,400,000
Reserves disbursed	(5,993,947)	(74,250)
Ending reserves	$4,782,271	$1,325,750

9.	DEBT

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

On November 3, 2021, the Company entered into the Second Amendment to the Revolving Credit Agreement with AFC Finance, LLC (the “Second Amendment”). Under the Second Amendment, payments to AFC Finance, LLC for interest, commitment fees and unused fees (net applicable taxes) are required to be paid directly or indirectly through AFC Finance, LLC to charitable organizations designated by AFC Finance, LLC. The Second Amendment (i) increased the loan commitment from $50,000,000 to $75,000,000; (ii) decreased the interest rate from 6% per annum to 4.75% per annum; (iii) introduced a one-time commitment fee of 0.25%, to be paid in three equal quarterly installments, and an unused line fee of 0.25% per annum, to be paid quarterly in arrears; (iv) provided an optional buyout provision for the holders of the Company’s 2027 Senior Notes (as defined above) upon an event of default under the Revolving Credit Agreement; (v) extended the fixed element of the maturity date from December 31, 2021 to September 30, 2022 and (vi) provided that a Refinancing Credit Facility (as defined below) may be any credit facility where the proceeds are incurred to refund, refinance or replace the Revolving Credit Agreement. Pursuant to the Second Amendment, the Company incurred a one-time commitment fee expense of $187,500 in November 2021, payable in three quarterly installments beginning in the first quarter of 2022, which is amortized over the life of the loan. As of December 30, 2021, the Company drew on the full amount of the Revolving Credit Facility, resulting in $75.0 million outstanding and $0.0 million available for borrowing and incurred interest expense of $19,792. All outstanding borrowings were subsequently repaid in full on January 3, 2022.

2027 Senior Notes

On November 3, 2021, the Company issued $100 million in aggregate principal amount of senior unsecured notes due in 2027 (the “2027 Senior Notes”). The 2027 Senior Notes accrue interest at a rate of 5.75% per annum. Interest on the 2027 Senior Notes is due semi-annually on May 1 and November 1 of each year, beginning on May 1, 2022. The net proceeds from the Offering were approximately $97 million, after deducting the initial purchasers’ discounts and commissions and estimated offering fees and expenses payable by the Company. The Company intends to use the proceeds from the issuance of the 2027 Senior Notes (i) to fund loans related to unfunded commitments to existing borrowers, (ii) to originate and participate in commercial loans to companies operating in the cannabis industry that are consistent with our investment strategy and (iii) for working capital and other general corporate purposes. The terms of the 2027 Senior Notes are governed by an indenture, dated November 3, 2021, among us, as issuer, and TMI Trust Company, as trustee (the “Indenture”). Under the Indenture governing the 2027 Senior Notes, we are required to cause all of our existing and future subsidiaries to guarantee the 2027 Senior Notes, other than certain immaterial subsidiaries as set forth in the Indenture. The 2027 Senior Notes are currently not guaranteed by any of our subsidiaries.

Prior to February 1, 2027, we may redeem the 2027 Senior Notes in whole or in part at a price equal to the greater of 100% of the principal amount of the 2027 Senior Notes being redeemed or a make-whole premium set forth in the Indenture, plus accrued and unpaid interest thereon to, but excluding, the applicable redemption date. On or after February 1, 2027, we may redeem the 2027 Senior Notes in whole or in part at a price equal to 100% of the principal amount of the 2027 Senior Notes being redeemed, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The Indenture also requires us to offer to purchase all of the 2027 Senior Notes at a purchase price equal to 101% of the principal amount of the 2027 Senior Notes, plus accrued and unpaid interest if a ‘‘change of control triggering event’’ (as defined in the Indenture) occurs.

The Indenture governing the 2027 Senior Notes contains customary terms and restrictions, subject to a number of exceptions and qualifications, including restrictions on the Company’s ability to (1) incur additional indebtedness unless the Annual Debt Service Charge (as defined in the Indenture) is no less than 1.5 to 1.0, (2) incur or maintain total debt in an aggregate principal amount greater than 60% of the Company’s consolidated Total Assets (as defined in the Indenture), (3) incur or maintain secured debt in an aggregate principal amount greater than 25% of the Company’s consolidated Total Assets (as defined in the Indenture); and (4) merge, consolidate or sell substantially all of the Company’s assets. In addition, the Indenture also provides for customary events of default. If any event of default occurs, any amount then outstanding under the Indenture may immediately become due and payable. These events of default are subject to a number of important exceptions and qualifications set forth in the Indenture.

The 2027 Senior Notes are due on May 1, 2027. Scheduled principal payments on the senior unsecured notes as of December 31, 2021 are as follows:

Senior Unsecured Notes
Year ending December 31,
2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	100,000,000
Total principal	$100,000,000

The following table reflects a summary of interest expense incurred during the year ended December 31, 2021. Note, no interest expense was incurred as of December 31, 2020.

	As of December 31, 2021
	Senior Unsecured Notes	Line of Credit	Total Borrowings

Interest expense	$942,361	$19,792	$962,153
Unused fee expense	—	29,687	29,687
Amortization of deferred financing costs	102,151	32,855	135,006
Total interest expense	$1,044,512	$82,334	$1,126,846

10.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2021 and 2020, the Company had the following commitments to fund various senior term loans, investment in debt securities, equipment loans and bridge loans:

	As of December 31, 2021	As of December 31, 2020
Total original loan commitments	$419,198,125	$107,292,176
Less: drawn commitments	(363,659,505)	(87,467,057)
Total undrawn commitments	$55,538,620	$19,825,119

The Company from time to time may be a party to litigation in the normal course of business. As of December 31, 2021, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

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

Series A Preferred Stock

As of December 31, 2021 and December 31, 2020, the Company has authorized 10,000 preferred shares and issued 125 of the preferred shares designated as 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”).

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

Upon written notice to each record holder of the Series A Preferred Stock as to the effective date of redemption, the Company may redeem the shares of the outstanding Series A Preferred Stock at the Company’s option, in whole or in part, at any time for cash at a redemption price equal to $1,000 per share, for a total of $125,000 for the 125 shares outstanding, plus all accrued and unpaid dividends thereon to and including the date fixed for redemption. Shares of the Series A Preferred Stock that are redeemed shall no longer be deemed outstanding shares of the Company and all rights of the holders of such shares will terminate.

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

On January 10, 2022, the Company completed an underwritten offering of 3,000,000 shares of our common stock, at a price to the public of $20.50 per share. The gross proceeds to the Company from the offering were $61.5 million, before deducting underwriting discounts and commissions, a structuring fee and offering expenses payable by the Company. In connection with the offering, the underwriters were granted an over-allotment option to purchase up to an additional 450,000 shares of the Company’s common stock. On January 14, 2022, the underwriters partially exercised the over-allotment option with respect to 291,832 shares of common stock, which was completed on January 19, 2022. The underwriting commissions of approximately $3.5 million will be reflected as a reduction of additional paid-in capital in the first quarter of fiscal year 2022. The Company incurred approximately $1.0 million of expenses in connection with the offering. After giving effect to the partial exercise of the over-allotment option, the total number of shares sold by the Company in the public offering was 3,291,832 shares and total gross proceeds, before deducting underwriting discounts and commissions, a structuring fee and other offering expenses payable by the Company, were approximately $67.5 million.

Equity Incentive Plan

The Company has established an equity incentive compensation plan (the “Plan”). The Company’s Board authorized the adoption of the Plan (as amended, the “2020 Plan”) and approved stock option grants of 1,632,632 shares of common stock and 56,285 shares of restricted stock as of December 31, 2021. The Board or one or more committees appointed by the Board administers the 2020 Plan. The 2020 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses, stock units and other forms of awards granted or denominated in the Company’s common stock or units of common stock. The 2020 Plan retains flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. Any award may be structured to be paid or settled in cash. The Company has, and currently intends to continue to grant stock options to participants in the 2020 Plan, but it may also grant any other type of award available under the 2020 Plan in the future. Persons eligible to receive awards under the 2020 Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company, employees of the Manager and certain directors and consultants and other service providers to the Company or any of its subsidiaries.

As of December 31, 2021, the maximum number of shares of the Company common stock that may be delivered pursuant to awards under the 2020 Plan (the “Share Limit”) equals 2,401,965 shares, which is an increase of 301,965 shares compared to December 31, 2020 under the evergreen provision in the 2020 Plan in connection with the public offering of an additional 2,750,000 shares of common stock by the Company in June 2021 and 269,650 shares of common stock issued by the Company to the underwriters in connection with their partial exercise of an over-allotment option in July 2021. Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2020 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan. Shares that are exchanged by a participant or withheld by the Company as full or partial payment in connection with any award granted under the 2020 Plan, as well as any shares exchanged by a participant or withheld by us to satisfy tax withholding obligations related to any award granted under the 2020 Plan, will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan. To the extent that an award is settled in cash or a form other than shares, the shares that would have been delivered had there been no such cash or other settlement will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan.

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

The following table summarizes the (i) non-vested options granted, (ii) vested options granted and (iii) forfeited options granted for the Company’s directors and officers and employees of the Manager as of December 31, 2021 and 2020:

	As of December 31, 2021	As of December 31, 2020
Non-vested	183,114	142,814
Vested	1,449,518	800,618
Forfeited	(28,396)	(16,534)
Balance	1,604,236	926,898

The following table summarizes the (i) non-vested restricted stock granted, (ii) vested restricted stock granted and (iii) forfeited restricted stock granted for the Company’s directors and officers and employees of the Manager as of December 31, 2021 and 2020:

	As of December 31, 2021	As of December 31, 2020
Non-vested	56,285	—
Vested	—	—
Forfeited	—	—
Balance	56,285	—

The Company uses the Black-Scholes option pricing model to value stock options in determining the share-based compensation expense. Forfeitures are recognized as they occur. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield was based on the Company’s expected dividend yield at grant date. Expected volatility is based on the estimated average volatility of similar companies due to the lack of historical volatilities of the Company’s common stock. Restricted stock grant expense is based on the Company’s stock price at the time of the grant and amortized over the vesting period. The share-based compensation expense for the Company was approximately $1,745,872 for the year ended December 31, 2021, and no expense was booked during the period from July 31, 2020 to December 31, 2020.

The following table presents the assumptions used in the option pricing model of options granted under the 2020 Plan:

Assumptions	Range
Expected volatility	40% - 50%
Expected dividend yield	10% - 20%
Risk-free interest rate	0.5% - 1.5%
Expected forfeiture rate	0%

The following tables summarize stock option activity during the year ended December 31, 2021 and for the period from July 31, 2020 to December 31, 2020:

	Year ended December 31, 2021	Weighted- Average Grant Date Fair Value Per Option
Balance as of December 31, 2020	926,898	$0.91
Granted	689,200	1.31
Exercised	—	—
Forfeited	(11,862)	1.01
Balance as of December 31, 2021	1,604,236	$1.08

	Period ended December 31, 2020	Weighted- Average Grant Date Fair Value Per Option
Balance as of July 31, 2020	—	$—
Granted	943,432	0.91
Exercised	—	—
Forfeited	(16,534)	0.90
Balance as of December 31, 2020	926,898	$0.91

12.	EARNINGS PER SHARE

The following information sets forth the computations of basic weighted average earnings per common share for the year ended December 31, 2021 and for the period from July 31, 2020 to December 31, 2020:

	Year ended December 31, 2021	Period from July 31, 2020 to December 31, 2020
Net income (loss) attributable to common stockholders	$21,000,497	$4,313,632
Divided by:
Basic weighted average shares of common stock outstanding	13,373,778	5,694,475
Diluted weighted average shares of common stock outstanding	13,808,845	5,694,475
Basic weighted average earnings per common share	$1.57	$0.76
Diluted weighted average earnings per common share	$1.52	$0.76

13.	INCOME TAX

A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by the Company without jeopardizing its qualification as a REIT. A TRS is subject to applicable United States federal, state and local income tax on its taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm’s-length basis. The income tax provision is included in the line item income tax expense, including excise tax in the consolidated statements of operations included in this Annual Report on Form 10-K.

The income tax provision for the Company was $35,167 for the year ended December 31, 2021 and $0 for the period ended December 31, 2020. The income tax expense for the Company relates to various state and local taxes and activities of the Company’s taxable REIT subsidiary of approximately $10,167 and $25,000, respectively.

For the year ended December 31, 2021, the Company incurred no expense for United States federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.

The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

14.	FAIR VALUE

Loans Held for Investment

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

The following tables present fair value measurements of loans held at fair value as of December 31, 2021 and 2020:

	Fair Value Measurement Using as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$77,096,319	$—	$—	$77,096,319
Total	$77,096,319	$—	$—	$77,096,319

	Fair Value Measurement Using as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$48,558,051	$—	$—	$48,558,051
Total	$48,558,051	$—	$—	$48,558,051

The following table presents changes in loans that use Level 3 inputs as of and for the year ended December 31, 2021:

For the year ended December 31, 2021
Total loans using Level 3 inputs at December 31, 2020	$48,558,051
Change in unrealized gains (losses) on loans at fair value, net	619,821
Additional funding	37,701,104
Original issue discount and other discounts, net of costs	(1,130,623)
Loan repayments	(12,000,000)
Loan amortization payments	(1,093,659)
Accretion of original issue discount	2,249,563
PIK interest	2,192,062
Total loans using Level 3 inputs at December 31, 2021	$77,096,319

The change in unrealized appreciation included in the consolidated statement of operations attributable to loans held at fair value, categorized as Level 3, still held at December 31, 2021 is $1,402,411.
The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of December 31, 2021 and 2020. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of December 31, 2021
		Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior Term Loans	$77,096,319	Yield analysis	Market Yield	17.71% - 20.96%	18.22%
Total Investments	$77,096,319

	As of December 31, 2020
		Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior Term Loans	$48,558,051	Yield analysis	Market Yield	15.79% - 20.75%	20.20%
Total Investments	$48,558,051

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

Investment in Marketable Securities

As of December 31, 2021, the Company’s portfolio included one investment in debt securities held at fair value. As of December 31, 2020, the Company’s portfolio did not include any debt securities.

The following tables summarize the Company’s debt securities held at fair value as of December 31, 2021:

	As of December 31, 2021
	Fair Value	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Remaining Life (Years) (2)

Debt securities	$15,881,250	$16,050,000	$15,000,000	2.9
Total debt securities held at fair value	$15,881,250	$16,050,000	$15,000,000	2.9

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted purchase premium and loan origination costs.

(2)	Weighted average remaining life is calculated based on the fair value of the loans as of December 31, 2021.

The following table presents changes in loans held at fair value as of and for the year ended December 31, 2021:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total debt securities held at fair value at December 31, 2020	$—	$—	$—	$—
Change in unrealized gains / (losses) on securities at fair value, net	—	—	(168,750)	(168,750)
New fundings	15,000,000	1,050,000	—	16,050,000
Loan repayments	—	—	—	—
Total debt securities held at fair value at December 31, 2021	$15,000,000	$1,050,000	$(168,750)	$15,881,250

The following table presents fair value measurements of debt securities held at fair value as of December 31, 2021. Note, the Company did not hold any investments in debt securities as of December 31, 2020.

	Fair Value Measurement Using as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Debt securities held at fair value	$15,881,250	$—	$15,881,250	$—
Total	$15,881,250	$—	$15,881,250	$—

Fair Value of Financial Instruments

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheet, for which it is practicable to estimate that value.

The following table details the book value and fair value of the Company’s financial instruments not recognized at fair value in the consolidated balance sheets:

	As of December 31, 2021
	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$109,246,048	$109,246,048
Loans held for investment at carrying value	$257,163,496	$260,930,143
Loan receivable at carrying value	$2,530,588	$2,475,001

Estimates of fair value for cash and cash equivalents are measured using observable, quoted market prices, or Level 1 inputs. The Company’s loans held for investment are measured using unobservable inputs, or Level 3 inputs. The Company’s investment in debt securities are measured using readily available quoted prices for similar assets, or Level 2 inputs.

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

In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. Under the Management Agreement, the Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period means the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the Company’s independent directors and approved by a majority of the independent directors. The Incentive Compensation for the year ended December 31, 2021 was approximately $6,010,704. For the period from July 31, 2020 to December 31, 2020, the Manager agreed to waive the incentive compensation.

The Company shall pay all of its costs and expenses and shall reimburse the Manager or its affiliates for expenses of the Manager and its affiliates paid or incurred on behalf of the Company, excepting only those expenses that are specifically the responsibility of the Manager pursuant to the Management Agreement.

The following table summarizes the related party costs incurred by the Company for the year ended December 31, 2021 and for the period from July 31, 2020 to December 31, 2020:

	Year ended December 31, 2021	Period from July 31, 2020 to December 31, 2020
Affiliate Costs
Management fees earned	$3,340,123	$623,361
Less outside fees earned	(1,029,315)	(259,167)
Base management fees, net	2,310,808	364,194
Incentive fees earned	6,010,704	—
General and administrative expenses reimbursable to Manager	2,319,074	671,605
Total	$10,640,586	$1,035,799

Amounts payable to the Company’s Manager as of December 31, 2021 and 2020 were $4,147,501 and $728,298, respectively.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by the Company’s Manager or its affiliates, including the Manager, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of December 31, 2021, there were four co-invested loans held by the Company and an affiliate of the Company.

In September 2021, we entered into the September Commitment Assignment with our Manager, pursuant to which our Manager assigned to us its commitment to make loans to Private Company A in a principal amount of up to $20.0 million, which was funded in September 2021. The loans were purchased at accreted cost plus accrued PIK interest. We did not pay any fees or premium to our Manager for our acquisition of our Manager’s loan commitments under the Credit Agreement with Private Company A pursuant to the September Commitment Assignment.

In September 2021, we entered into a September Loan Assignment with FLH, Private Company A, as borrower, and our Manager, as the agent, pursuant to which we acquired FLH’s interest in the $8.5 million portion of the loan to Private Company A, for a purchase price of approximately $8.5 million (which equaled the outstanding principal amount of the loan plus any accrued and unpaid interest and less any unaccreted original issue discount).

In connection with investments in loans, the Company may receive the option to assign the right (the “Assigned Right”) to acquire warrants and/or equity of the borrower. The Company may sell the Assigned Right, and the sale may be to an affiliate of the Company. For the year ended December 31, 2021, the Company sold approximately $2.3 million of Assigned Rights to an affiliate which are accounted for as additional original issue discount and accreted over the life of the loans. For the period ended December 31, 2020, the Company sold approximately $1.6 million of Assigned Rights to an affiliate which are accounted for as additional original issue discount and accreted over the life of the loans.

Secured Revolving Credit Facility From Affiliate

The Company has the Revolving Credit Facility from AFC Finance, LLC, an affiliate of the Company. Refer to Note 9 to our consolidated financial statements for more information.

16.	DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the year ended December 31, 2021:

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends

Regular cash dividend	3/15/2021	3/31/2021	$0.36	$0.36	$—	$0.36
Regular cash dividend	6/15/2021	6/30/2021	0.38	0.38	—	0.38
Regular cash dividend	9/30/2021	10/15/2021	0.43	0.43	—	0.43
Regular cash dividend	12/31/2021	1/14/2022	0.50	0.50	—	0.50
Total cash dividend			$1.67	$1.67	$—	$1.67

17.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. There were no material subsequent events, other than those described below, that required disclosure in these financial statements.

Subsequent to the end of the fourth quarter, the Company increased commitments to three current borrowers in the amount of approximately $46.9 million and funded approximately $49.4 million of principal amount of new and unfunded commitments. Additionally, the Company sold one investment in debt securities of $15.0 million and was repaid by Private Company E of approximately $20.0 million.
On January 10, 2022, the Company completed an underwritten offering of 3,000,000 shares of its common stock, at a price to the public of $20.50 per share. The Company’s gross proceeds from the offering were $61.5 million, before deducting underwriting discounts and commissions, a structuring fee and offering expenses. In connection with the offering, the underwriters were granted an over-allotment option to purchase up to an additional 450,000 shares of our common stock. On January 14, 2022, the underwriters partially exercised the over-allotment option with respect to 291,832 shares of common stock, which was completed on January 19, 2022. The underwriting commissions of approximately $3.5 million will be reflected as a reduction of additional paid-in capital in the first quarter of fiscal year 2022. The Company incurred approximately $1.0 million of expenses in connection with the offering. After giving effect to the partial exercise of the over-allotment option, the total number of shares sold in the public offering was 3,291,832 shares and total gross proceeds, before deducting underwriting discounts and commissions, a structuring fee and other offering expenses, were approximately $67.5 million.

On December 30, 2021, the Company drew $75.0 million on our Revolving Credit Facility. All outstanding borrowings were subsequently repaid in full on January 3, 2022.

In February 2022, Private Company E repaid its loan in full.  The loan had an original maturity date of April 2026 and the outstanding principal on the date of repayment was approximately $20.0 million. The Company received a prepayment premium of $1.3 million upon repayment of the loan.

In February 2022, the Company committed an additional $15.3 million under the expansion to the Private Company A Credit Facility, and now hold $77.8 million in total of the expanded credit facility, and an additional $1.0 million of the expansion was syndicated.

In February 2022, the Company sold our $15.0 million investment in the Public Company G debt securities for 106% of face value, resulting in a loss of approximately $0.2 million. This investment was classified as available-for-sale as of December 31, 2021.
In March 2022, the Company entered into the fourth amendment of the Amended and Restated Credit Agreement with Public Company F to, among other things, increase the total loan commitments by $100 million, with approximately (i) $26.6 million of the new loan commitments allocated to us; (ii) $15.0 million of the new loan commitments allocated to FLH; and (iii) the remaining loan commitments allocated to third-party lenders by the third-party agent.

In March 2022, the Company committed an additional $5.0 million under the Private Company B credit facility. Following the expansion, the Company now holds $15.5 million in total principal amount.

In March 2022, we declared a regular cash dividend of $0.55 per share of our common stock, relating to the first quarter of 2022, which will be paid on April 15, 2022 to stockholders of record as of March 31, 2022. The estimated aggregate amount of the regular cash dividend payment is approximately $10.9 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 2022
AFC GAMMA, INC.

	By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

By:	/s/ Brett Kaufman
Brett Kaufman
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Jonathan Kalikow
Jonathan Kalikow
Director and Head of Real Estate

By:	/s/ Jodi Hanson Bond
Jodi Hanson Bond
Director

By:	/s/ Alexander Frank
Alexander Frank
Director

By:	/s/ Thomas Harrison
Thomas Harrison
Director

By:	/s/ Robert Levy
Robert Levy
Director

By:	/s/ Marnie Sudnow
Marnie Sudnow
Director

By:	/s/ Tomer Tzur
Tomer Tzur
Director