Form 10-Q
period 2022-03-31
AFC Gamma, Inc.
filed 2022-05-10
CIK 1822523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 001-39995

AFC GAMMA, INC.
(Exact name of registrant as specified in its charter)
Maryland	85-1807125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

525 Okeechobee Blvd. , Suite 1770, West Palm Beach, FL 33401
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

Class	Outstanding at May 9, 2022
Common stock, $0.01 par value	19,742,940

AFC GAMMA, INC.

TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AFC GAMMA, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Loans held for investment at fair value (cost of $92,808,827 and $74,913,157 at March 31, 2022 and December 31, 2021, respectively, net)	$95,072,832	$77,096,319
Debt securities available for sale held at fair value (cost of $0 and $16,050,000 at March 31, 2022 and December 31, 2021, respectively)	-	15,881,250

Loans held for investment at carrying value, net	265,151,482	257,163,496
Loan receivable at carrying value, net	2,279,324	2,530,588
Current expected credit loss reserve	(3,390,676)	(2,431,558)
Loans held for investment at carrying value and loan receivable at carrying value, net of current expected credit loss reserve	264,040,130	257,262,526

Cash and cash equivalents	63,615,179	109,246,048
Receivable for loans and securities sold	26,500,000	-
Interest receivable	4,235,265	4,412,938
Prepaid expenses and other assets	604,177	949,279
Total assets	$454,067,583	$464,848,360

Liabilities
Interest reserve	$607,163	$4,782,271
Accrued interest	2,409,723	991,840
Due to affiliate	23,122	-
Dividends payable	10,858,617	8,221,406
Current expected credit loss reserve	629,188	683,177
Accrued management and incentive fees	3,847,213	2,823,044
Accrued direct administrative expenses	906,717	1,324,457
Accounts payable and other liabilities	1,615,812	1,528,980
Senior notes payable, net	96,659,635	96,572,656
Line of credit payable to affiliate, net	-	74,845,355
Total liabilities	117,557,190	191,773,186
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at March 31, 2022 and December 31, 2021 and 125 shares issued and outstanding at March 31, 2022 and December 31, 2021	1	1
Common stock, par value $0.01 per share, 50,000,000 and 25,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively, and 19,742,940 and 16,442,812 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	196,784	163,866
Additional paid-in-capital	338,102,982	274,172,934
Accumulated other comprehensive income (loss)	-	(168,750)
Accumulated (deficit) earnings	(1,789,374)	(1,092,877)
Total stockholders’ equity	336,510,393	273,075,174

Total liabilities and stockholders’ equity	$454,067,583	$464,848,360

(See accompanying notes to the consolidated financial statements)

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three months ended March 31,
	2022	2021
Revenue
Interest income	$18,635,853	$4,685,005
Interest expense	(1,700,115)	-
Net interest income	16,935,738	4,685,005
Expenses
Management and incentive fees, net (less rebate of $387,493 and $237,743, respectively)	3,847,213	876,662
General and administrative expenses	1,144,444	462,518
Stock-based compensation	990,023	1,599,115
Professional fees	399,368	135,453
Total expenses	6,381,048	3,073,748
Provision for current expected credit losses	(905,129)	(66,100)
Realized gains (losses) on sales of investments, net	450,000	-
Change in unrealized gains (losses) on loans at fair value, net	80,843	(144,402)
Net income before income taxes	10,180,404	1,400,755
Income tax expense	18,284	-
Net income	$10,162,120	$1,400,755

Earnings per common share:
Basic earnings per common share (in dollars per share)	$0.53	$0.20
Diluted earnings per common share (in dollars per share)	$0.52	$0.19

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding (in shares)	19,319,993	7,144,670
Diluted weighted average shares of common stock outstanding (in shares)	19,591,472	7,485,048

(See accompanying notes to the consolidated financial statements)

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended March 31,
	2022	2021
Net income	$10,162,120	$1,400,755

Other comprehensive income (loss):
Reversal of unrealized loss to recognized loss on debt securities available for sale held at fair value	168,750	-
Total other comprehensive income (loss)	168,750	-
Total comprehensive income	$10,330,870	$1,400,755

(See accompanying notes to the consolidated financial statements)

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three months ended March 31, 2022
	Preferred	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated Earnings	Total Stockholders’
	Stock	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2021	$1	16,442,812	$163,866	$274,172,934	$(168,750)	$(1,092,877)	$273,075,174
Issuance of common stock, net of offering cost	-	3,291,832	32,918	62,940,025	-	-	62,972,943
Stock-based compensation	-	8,296	-	990,023	-	-	990,023
Dividends declared on common shares ($0.55 per share)	-	-	-	-	-	(10,858,617)	(10,858,617)
Other comprehensive income (loss)	-	-	-	-	168,750	-	168,750
Net income	-	-	-	-	-	10,162,120	10,162,120
Balance at March 31, 2022	$1	19,742,940	$196,784	$338,102,982	$-	$(1,789,374)	$336,510,393

	Three months ended March 31, 2021
	Preferred	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated Earnings	Total Stockholders’
	Stock	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2020	$1	6,179,392	$61,794	$91,068,197	$-	$517,720	$91,647,712
Issuance of common stock, net of offering cost	-	7,187,485	71,875	123,837,414	-	-	123,909,289
Stock-based compensation	-	-	-	1,599,115	-	-	1,599,115
Dividends declared on common shares ($0.36 per share)	-	-	-	-	-	(2,224,866)	(2,224,866)
Net income	-	-	-	-	-	1,400,755	1,400,755
Balance at March 31, 2021	$1	13,366,877	$133,669	$216,504,726	$-	$(306,391)	$216,332,005

(See accompanying notes to the consolidated financial statements)

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2022	2021
Operating activities:
Net income	$10,162,120	$1,400,755
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for current expected credit losses	905,129	66,100
Realized (gains) losses on sales of investments, net	(450,000)	-
Change in unrealized (gains) losses on loans at fair value, net	(80,843)	144,402
Accretion of deferred loan original issue discount and other discounts	(3,965,878)	(707,751)
Amortization of deferred financing costs - revolving credit facility	50,982	-
Amortization of offering costs - senior notes	161,979	-
Stock-based compensation	990,023	1,599,115
Payment-in-kind interest	(1,618,761)	(559,004)
Changes in operating assets and liabilities
Interest reserve	(4,175,108)	(82,266)
Interest receivable	177,673	(278,012)
Prepaid expenses and other assets	373,765	67,971
Accrued interest	1,417,883	-
Accrued management and incentive fees, net	1,024,169	654,535
Accrued direct administrative expenses	(417,740)	(185,104)
Accounts payable and other liabilities	109,954	250,044
Net cash provided by (used in) operating activities	4,665,347	2,370,785

Cash flows from investing activities:
Issuance of and fundings on loans	(50,463,213)	(7,096,075)
Proceeds from sales of Assigned Rights	-	103,302
Principal repayment of loans	20,415,460	107,717
Net cash provided by (used in) investing activities	(30,047,753)	(6,885,056)

Cash flows from financing activities:
Proceeds from sale of common stock	63,939,722	127,003,125
Payment of offering costs - equity offering	(966,779)	(3,093,836)
Dividends paid to common stockholders	(8,221,406)	(2,224,866)
Repayments on the line of credit	(75,000,000)	-
Net cash provided by (used in) financing activities	(20,248,463)	121,684,423

Net increase (decrease) in cash and cash equivalents	(45,630,869)	117,170,152
Cash and cash equivalents, beginning of period	109,246,048	9,623,820
Cash and cash equivalents, end of period	$63,615,179	$126,793,972

Supplemental disclosure of non-cash activity:
Interest reserve withheld from funding of loans	$-	$2,000,000
OID withheld from funding of loans	$1,067,675	$1,967,596
Sale of Assigned Rights	$-	$1,104,914
Change in other comprehensive income (loss) during the period	$168,750	$-
Dividends declared and not yet paid	$10,858,617	$-
Receivable in connection with sale of loan	$10,600,000	$-
Receivable in connection with sale of securities	$15,900,000	$-
Supplemental information:
Interest paid during the period	$69,271	$-
Income taxes paid during the period	$-	$-

(See accompanying notes to the consolidated financial statements)

Index
AFC GAMMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2022
(unaudited)

1.	ORGANIZATION

AFC Gamma, Inc. (the “Company” or “AFCG”) is a commercial real estate finance company primarily engaged in originating, structuring, and underwriting senior secured loans and other types of loans. The Company was formed and commenced operations on July 31, 2020.  The Company is a Maryland corporation and completed its initial public offering (the “IPO”) in March 2021.  The Company is externally managed by AFC Management, LLC (the Company’s “Manager”), a Delaware limited liability company, pursuant to the terms of a management agreement (as amended, the “Management Agreement”). The Company’s wholly owned subsidiary, AFCG TRS1, LLC (“TRS1”), was formed under the laws of the State of Delaware on December 31, 2020, and operates as a taxable real estate investment trust (“REIT”) subsidiary (a “TRS”), TRS1 began operating in July 2021, and the financial statements of TRS1 have been consolidated within the Company’s consolidated financial statements beginning with the quarter ended September 30, 2021.

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

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the related management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”).

Refer to Note 2 to the Company’s Annual Report on Form 10-K for a description of the Company’s significant accounting policies. The Company has included disclosures below regarding basis of presentation and other accounting policies that (i) are required to be disclosed quarterly, (ii) have material changes or (iii) the Company views as critical as of the date of this report.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the rules and regulations of the SEC applicable to interim financial information. These unaudited interim consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair statement of the Company’s results of operations and financial condition as of and for the periods presented.

The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2022.

Investment in Marketable Securities

Marketable debt securities are recorded at fair value and unrealized holding gains or losses are excluded from net income on the consolidated income statement and reported as a component of accumulated other comprehensive income within stockholders’ equity.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the valuation of loans held for investment at fair value.

Index
Over the course of the coronavirus (“COVID-19”) pandemic, medical cannabis companies have been deemed “essential” by almost all states with legalized cannabis and stay-at-home orders. Consequently, the impact of the COVID-19 pandemic and the related regulatory and private sector response on our financial and operating results for the period ended March 31, 2022 was somewhat mitigated as all of our borrowers were permitted to continue to operate during this pandemic. Regardless, the full extent of the economic impact of the business disruptions caused by COVID-19 is uncertain. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving, and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including the regulated cannabis industry. Although most of these measures have been lifted or scaled back, surges of COVID-19 in certain parts of the world, including the United States, have resulted and may in the future result in the re-imposition of certain restrictions and may lead to more restrictions to reduce the spread of COVID-19. The full effect that these disruptions may have on the operations and financial performance of the Company will depend on future developments, including possible impacts on the performance of the Company’s loans, general business activity, and ability to generate revenue, which cannot be determined.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU No. 2021-01 is effective immediately for all entities. An entity may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. If an entity elects to apply any of the amendments for an eligible hedging relationship, any adjustments as a result of those elections must be reflected as of the date the entity applies the election. They do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022). The Company is currently evaluating the impact, if any, of this ASU on its consolidated financial statements.

3.	LOANS HELD FOR INVESTMENT AT FAIR VALUE

As of March 31, 2022 and December 31, 2021, the Company’s portfolio included three loans held at fair value. The aggregate originated commitment under these loans was approximately $96.2 million and $75.9 million, respectively, and outstanding principal was approximately $95.6 million and $77.6 million, as of March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022, the Company funded approximately $17.3 million of additional principal and had no repayments. As of March 31, 2022 and December 31, 2021, none of the Company’s loans held at fair value had floating interest rates.

The following tables summarize the Company’s loans held at fair value as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
	Fair Value (1)	Carrying Value (2)	Outstanding Principal (2)	Weighted Average Remaining Life (Years) (3)

Senior term loans	$95,072,832	$92,808,827	$95,618,815	2.0
Total loans held at fair value	$95,072,832	$92,808,827	$95,618,815	2.0

Index
	As of December 31, 2021
	Fair Value (1)	Carrying Value (2)	Outstanding Principal (2)	Weighted Average Remaining Life (Years) (3)

Senior term loans	$77,096,319	$74,913,157	$77,630,742	2.2
Total loans held at fair value	$77,096,319	$74,913,157	$77,630,742	2.2

(1)	Refer to Note 14 to the Company’s unaudited consolidated financial statements.

(2)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs

(3)	Weighted average remaining life is calculated based on the fair value of the loans as of March 31, 2022 and December 31, 2021.

The following table presents changes in loans held at fair value as of and for the three months ended March 31, 2022:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2021	$77,630,742	$(2,717,584)	$2,183,161	$77,096,319
Change in unrealized gains (losses) on loans at fair value, net	-	-	80,843	80,843
New fundings	17,285,000	(429,275)	-	16,855,725
Accretion of original issue discount	-	336,872	-	336,872
PIK interest	703,073	-	-	703,073
Total loans held at fair value at March 31, 2022	$95,618,815	$(2,809,987)	$2,264,004	$95,072,832

A more detailed listing of the Company’s loans held at fair value portfolio based on information available as of March 31, 2022 is as follows:

	Collateral Location	Collateral Type (1)	Fair Value (2)	Carrying Value (3)	Outstanding Principal (3)	Interest Rate		Maturity Date (4)	Payment Terms (5)

Private Co. A	AZ, MI, MD, MA	C, D	$79,312,373	$77,486,750	$79,744,238	15.5%	(6)	5/8/2024	P/I
Public Co. A	NV	C	2,970,654	2,994,612	2,994,612	14.0%	(7)	1/26/2023	I/O
Private Co. B	MI	C	12,789,805	12,327,465	12,879,965	17.0%	(8)	9/1/2023	P/I
Total loans held at fair value			$95,072,832	$92,808,827	$95,618,815

(1)	C = Cultivation Facilities, D = Dispensaries.

(2)	Refer to Note 14 to the Company’s unaudited consolidated financial statements.

(3)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of OID and loan origination costs.

(4)
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

(5)	I/O = interest-only, P/I = principal and interest. P/I loans may include interest-only periods for a portion of the loan term.

(6)	Base interest rate of 12.8% and payment-in-kind (“PIK”) interest rate of 2.7%.

(7)	Base interest rate of 10% and PIK interest rate of 4%.

(8)	Base interest rate of 13% and PIK interest rate of 4%.

Index
4.	LOANS HELD FOR INVESTMENT AT CARRYING VALUE

As of March 31, 2022 and December 31, 2021, the Company’s portfolio included ten and twelve loans, respectively, held at carrying value. The aggregate originated commitment under these loans was approximately $319.9 million and $324.3 million, respectively, and outstanding principal was approximately $275.8 million and $270.8 million, respectively, as of March 31, 2022 and December 31, 2021. For the three months ended March 31, 2022, the Company funded approximately $34.2 million of additional principal. As of March 31, 2022 and December 31, 2021, approximately 42% and 48%, respectively, of the Company’s loans held at carrying value have floating interest rates. These floating rates are subject to LIBOR floors, with a weighted average floor of 1.0%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The following tables summarize the Company’s loans held at carrying value as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)

Senior term loans	$275,839,406	$(10,687,924)	$265,151,482	2.9
Total loans held at carrying value	$275,839,406	$(10,687,924)	$265,151,482	2.9

	As of December 31, 2021
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)

Senior term loans	$270,841,715	$(13,678,219)	$257,163,496	3.4
Total loans held at carrying value	$270,841,715	$(13,678,219)	$257,163,496	3.4

(1)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.

(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of March 31, 2022 and December 31, 2021.

The following table presents changes in loans held at carrying value as of and for the three months ended March 31, 2022:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2021	$270,841,715	$(13,678,219)	$257,163,496
New fundings	34,245,888	(638,400)	33,607,488
Accretion of original issue discount	-	3,628,695	3,628,695
Loan repayments	(20,010,726)	-	(20,010,726)
Sale of loans	(10,000,000)	-	(10,000,000)
PIK interest	915,688	-	915,688
Loan amortization payments	(153,159)	-	(153,159)
Total loans held at carrying value at March 31, 2022	$275,839,406	$(10,687,924)	$265,151,482

As of March 31, 2022, the Company had a receivable related to the sale of the Subsidiary of Public Company D that was sold during the three months ended March 31, 2022 in the amount of $10.6 million, which is recorded within receivable for loans and securities sold in the Company’s consolidated balance sheets.

Index
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of March 31, 2022 is as follows:

	Collateral Location	Collateral Type (1)	Outstanding Principal (2)	Original Issue Discount	Carrying Value (2)	Interest Rate		Maturity Date (3)	Payment Terms (4)

Private Co. C	PA	C, D	$24,910,301	$(706,591)	$24,203,710	17.0%	(5)	12/1/2025	P/I
Private Co. D	OH, AR	D	12,138,516	(772,544)	11,365,972	15.0%	(6)	1/1/2026	P/I
Private Co. F	MO	C, D	12,811,265	(1,618,606)	11,192,659	17.0%	(7)	5/1/2026	P/I
Sub. of Private Co. G	NJ	C, D	50,398,475	(2,225,885)	48,172,590	14.3%	(8)	5/1/2026	P/I
Public Co. F	IL, FL, NV, OH, MA, MI, MD,AR, NV, AZ	C, D	86,600,000	(1,514,933)	85,085,067	8.6%	(9)	5/30/2023	I/O
Sub. of Private Co. H	IL	C	5,781,250	(86,751)	5,694,499	15.0%	(10)	5/11/2023	I/O
Private Co. K	MA	C, D	7,000,000	(684,667)	6,315,333	13.0%	(11)	8/3/2026	P/I
Private Co. I	MD	C, D	10,490,498	(201,481)	10,289,017	15.5%	(12)	8/1/2026	P/I
Private Co. J	MO	C	23,209,101	(672,384)	22,536,717	15.0%	(13)	9/1/2025	P/I
Sub. of Public Co. H	IA, IL, MI, NJ, PA	C, D	42,500,000	(2,204,082)	40,295,918	9.8%	(14)	1/1/2026	I/O
Total loans held at carrying value			$275,839,406	$(10,687,924)	$265,151,482

(1)	C = Cultivation Facilities, D = Dispensaries.

(2)	The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.

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

(4)	I/O = interest-only, P/I = principal and interest. P/I loans may include interest-only periods for a portion of the loan term.

(5)	Base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 4.0%.

(6)	Base interest rate of 13.0% and PIK interest rate of 2.0%.

(7)	Base interest rate of 13.0% and PIK interest rate of 4.0%.

(8)	Base interest rate of 11.5% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 1.8%.

(9)	Base interest rate of 8.6%.

(10)	Base interest rate of 15.0%.

(11)	Base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%).

(12)	Base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 2.5%.

(13)	Base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 2.0%.

(14)	Base interest rate of 9.8%.

5.	LOAN RECEIVABLE AT CARRYING VALUE

As of March 31, 2022 and December 31, 2021, the Company’s portfolio included one loan receivable at carrying value. The originated commitment under this loan was approximately $4.0 million and outstanding principal was approximately $2.3 million and $2.5 million as of March 31, 2022 and December 31, 2021, respectively.  During the three months ended March 31, 2022, the Company received repayments of approximately $0.3 million of outstanding principal.

Index
The following table presents changes in loans receivable as of and for the three months ended March 31, 2022:

	Principal	Original Issue Discount	Carrying Value

Total loans receivable at carrying value at December 31, 2021	$2,533,266	$(2,678)	$2,530,588
Principal repayment of loans	(251,574)	-	(251,574)
Accretion of original issue discount	-	310	310
Total loans receivable at carrying value at March 31, 2022	$2,281,692	$(2,368)	$2,279,324

6.	CURRENT EXPECTED CREDIT LOSSES

The Company estimates its current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”) using a model that considers multiple datapoints and methodologies that may include the likelihood of default and expected loss given default for each individual loan, discounted cash flows (“DCF”), and other inputs which may include the risk rating of the loan, how recently the loan was originated compared to the measurement date, and expected prepayment if applicable. Calculation of the CECL Reserve requires loan specific data, which includes fixed charge coverage ratio, loan-to-value, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve, which may include (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral. For loans where the Company has deemed the borrower/sponsor to be experiencing financial difficulty, the Company may elect to apply a practical expedient in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a specific CECL allowance. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company may consider historical market loan loss data provided by a third-party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS which the Company believes is a reasonably comparable and available data set to its type of loans. The CECL Reserve takes into consideration the macroeconomic impact of the COVID-19 pandemic on commercial real estate properties and is not specific to any loan losses or impairments on the Company’s loans held for investment.

As of March 31, 2022 and December 31, 2021, the Company’s CECL Reserve for its loans held at carrying value and loans receivable at carrying value is approximately $4.0 million and $3.1 million, respectively, or 150 and 120 basis points, respectively, of the Company’s total loans held at carrying value and loans receivable at carrying value of approximately $267.4 million and $259.7 million, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loans receivable at carrying value of approximately $3.4 million and $2.4 million, respectively, and a liability for unfunded commitments of approximately $0.6 million and $0.7 million, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the three months ended March 31, 2022 was as follows:

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2021	$2,431,558	$683,177	$3,114,735
Provision for current expected credit losses	959,118	(53,989)	905,129
Write-offs	-	-	-
Recoveries	-	-	-
Balance at March 31, 2022	$3,390,676	$629,188	$4,019,864

(1)
As of March 31, 2022 and December 31, 2021, the CECL Reserve related to outstanding balances on loans at carrying value and loans receivable at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.

(2)
As of March 31, 2022 and December 31, 2021, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.

Index
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

As of March 31, 2022 the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value and loans receivable at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2022	2021	2020	Total
1	$-	$-	$-	$-
2	25,997,066	59,088,000	-	85,085,066
3	-	134,207,717	37,849,005	172,056,722
4	-	10,289,018	-	10,289,018
5	-	-	-	-
Total	$25,997,066	$203,584,735	$37,849,005	$267,430,806

7.	INTEREST RECEIVABLE

The following table summarizes the interest receivable by the Company as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022	As of December 31, 2021

Interest receivable	$3,128,116	$3,562,566
PIK receivable	541,834	554,357
Unused fees receivable	565,315	296,015
Total interest receivable	$4,235,265	$4,412,938

8.	INTEREST RESERVE

At March 31, 2022 and December 31, 2021, the Company had four and seven loans, respectively, that included a loan funded interest reserve.  For the three months ended March 31, 2022, approximately $4.2 million of interest income was earned and disbursed from the interest reserve.

Index
The following table presents changes in interest reserve as of and for the three months ended March 31, 2022:

Three months ended March 31, 2022
Beginning reserves	$4,782,271
New reserves	-
Reserves disbursed	(4,175,108)
Ending reserves	$607,163

9.	DEBT

Revolving Credit Facility

On April 29, 2022, the Company entered into the Loan and Security Agreement (the “Revolving Credit Agreement”) by and among the Company, the other loan parties from time to time party thereto, the lenders party thereto, and the Lead Arranger, Bookrunner and Agent party thereto, pursuant to which, the Company obtained a $60.0 million senior-secured revolving credit facility (the “Revolving Credit Facility”).

The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions, which may be increased to up to $100.0 million in aggregate (subject to available borrowing base and additional commitments), and contains a maturity date of April 29, 2025, which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. The Company incurred a one-time commitment fee expense of approximately $0.4 million, which will be amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, to be paid semi-annually in arrears, which will be included within interest expense in the Company’s consolidated statements of operations.

The obligations of the Company under the Revolving Credit Facility are secured by certain assets of the Company comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, the Company is subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.50 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of the Company and its subsidiaries.

Termination of AFC Finance Credit Facility with Affiliate

In July 2020, the Company obtained a secured revolving credit loan (the “AFCF Revolving Credit Facility”) from AFC Finance, LLC, an affiliate of the Company’s management secured by the assets of the Company. The AFCF Revolving Credit Facility had a loan commitment of $40.0 million at an interest rate of 8% per annum, payable in cash in arrears. The maturity date of the AFCF Revolving Credit Facility was the earlier of (i) July 31, 2021 and (ii) the date of the closing of any credit facility where the proceeds are incurred to refund, refinance or replace the AFCF Revolving Credit Agreement (as defined below) with an aggregate principal amount equal to or greater than $50.0 million (any such financing, a “Refinancing Credit Facility”) in accordance with terms of the credit agreement governing the AFCF Revolving Credit Facility (the “AFCF Revolving Credit Agreement”).

On May 7, 2021, the Company amended the AFCF Revolving Credit Agreement (the “First Amendment”). The First Amendment (i) increased the loan commitment from $40.0 million to $50.0, million (ii) decreased the interest rate from 8% per annum to 6% per annum, (iii) removed Gamma Lending Holdco LLC as a lender and (iv) extended the maturity date from July 31, 2021 to the earlier of (A) December 31, 2021 or (B) the date of the closing of any Refinancing Credit Facility. On November 3, 2021, the Company entered into the Second Amendment to the AFCF Revolving Credit Agreement (the “Second Amendment”). Under the Second Amendment, payments to AFC Finance, LLC for interest, commitment fees and unused fees (net applicable taxes) are required to be paid directly or indirectly through AFC Finance, LLC to charitable organizations designated by AFC Finance, LLC. The Second Amendment (i) increased the loan commitment from $50.0 million  to $75.0 million; (ii) decreased the interest rate from 6% per annum to 4.75% per annum; (iii) introduced a one-time commitment fee of 0.25%, to be paid in three equal quarterly installments, and an unused line fee of 0.25% per annum, to be paid quarterly in arrears; (iv) provided an optional buyout provision for the holders of the Company’s 2027 Senior Notes (as defined above) upon an event of default under the AFCF Revolving Credit Agreement; (v) extended the fixed element of the maturity date from December 31, 2021 to September 30, 2022 and (vi) provided that a Refinancing Credit Facility (as defined in the Second Amendment) may be any credit facility where the proceeds are incurred to refund, refinance or replace the AFCF Revolving Credit Agreement. Pursuant to the Second Amendment, the Company incurred a one-time commitment fee expense of $187,500 in November 2021, payable in three quarterly installments that began in the first quarter of 2022, which is amortized over the life of the loan. As of March 31, 2022 and December 31, 2021, the outstanding loan balance under the AFCF Revolving Credit Facility was $0.0 million and $75.0 million, respectively. All borrowings that were previously outstanding as of December 31, 2021 were repaid in full on January 3, 2022. The Company incurred interest expense on the AFCF Revolving Credit Facility of $19,792 and $0 for the three months ended March 31, 2022 and 2021, respectively.

On April 29, 2022, upon the Company’s entry into the Revolving Credit Facility, the Company terminated the AFCF Revolving Credit Agreement.

Index
2027 Senior Notes

On November 3, 2021, the Company issued $100.0 million in aggregate principal amount of senior unsecured notes due in 2027 (the “2027 Senior Notes”). The 2027 Senior Notes accrue interest at a rate of 5.75% per annum. Interest on the 2027 Senior Notes is due semi-annually on May 1 and November 1 of each year, beginning on May 1, 2022. The net proceeds from the offering were approximately $97.0 million, after deducting the initial purchasers’ discounts and commissions and estimated offering fees and expenses payable by the Company. The Company intends to use the proceeds from the issuance of the 2027 Senior Notes (i) to fund loans related to unfunded commitments to existing borrowers, (ii) to originate and participate in commercial loans to companies operating in the cannabis industry that are consistent with our investment strategy and (iii) for working capital and other general corporate purposes. The terms of the 2027 Senior Notes are governed by an indenture, dated November 3, 2021, among us, as issuer, and TMI Trust Company, as trustee (the “Indenture”). Under the Indenture governing the 2027 Senior Notes, we are required to cause all of our existing and future subsidiaries to guarantee the 2027 Senior Notes, other than certain immaterial subsidiaries as set forth in the Indenture. As of March 31, 2022, the 2027 Senior Notes are not guaranteed by any of our subsidiaries.

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

The 2027 Senior Notes are due on May 1, 2027. Scheduled principal payments on the senior unsecured notes as of March 31, 2022 are as follows:

Senior Unsecured Notes
Year
2022 (remaining)	$-
2023	-
2024	-
2025	-
2026	-
Thereafter	100,000,000
Total principal	$100,000,000

Index
The following table reflects a summary of interest expense incurred during the three months ended March 31, 2022. There was no interest expense incurred during the three months ended March 31, 2021.

	Three months ended March 31, 2022
	Senior Unsecured Notes	Line of Credit	Total Borrowings

Interest expense	$1,421,529	$19,792	$1,441,321
Unused fee expense	-	45,833	45,833
Amortization of deferred financing costs	161,979	50,982	212,961
Total interest expense	$1,583,508	$116,607	$1,700,115

10.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2022 and December 31, 2021, the Company had the following commitments to fund various senior term loans, investment in debt securities, equipment loans and bridge loans:

	As of March 31, 2022	As of December 31, 2021
Total original loan commitments	$420,083,125	$419,198,125
Less: drawn commitments	(370,645,105)	(363,659,505)
Total undrawn commitments	$49,438,020	$55,538,620

The Company from time to time may be a party to litigation in the normal course of business. As of March 31, 2022, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

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

Series A Preferred Stock

As of March 31, 2022 and December 31, 2021, the Company has authorized 10,000 preferred shares and issued 125 of the preferred shares designated as 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”).

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

On March 23, 2021, the Company completed its IPO of 6,250,000 shares of its common stock at a price of $19.00 per share, raising approximately $118.8 million in gross proceeds. The underwriters also exercised their over-allotment option to purchase up to an additional 937,500 shares of the Company’s common stock at a price of $19.00 per share, which was completed on March 26, 2021, raising approximately $17.8 million in additional gross proceeds. The underwriting commissions of approximately $8.3 million and $1.25 million, respectively, are reflected as a reduction of additional paid-in capital on the consolidated statements of stockholders’ equity. The Company incurred approximately $3.1 million of expenses in connection with the IPO, which is reflected as a reduction in additional paid-in capital. The net proceeds to the Company totaled approximately $123.9 million.

On June 28, 2021, the Company completed an offering of 2,750,000 shares of its common stock at a price of $20.50 per share, raising approximately $56.4 million in gross proceeds. The underwriting commissions of approximately $3.1 million are reflected as a reduction of additional paid-in capital on the consolidated statements of stockholders’ equity. The Company incurred approximately $0.7 million of expenses in connection with the offering, which is reflected as a reduction in additional paid-in capital. The net proceeds to the Company totaled approximately $52.6 million.

On July 6, 2021, the underwriters partially exercised their over-allotment option to purchase 269,650 shares of the Company’s common stock at a price of $20.50 per share raising approximately $5.5 million in additional gross proceeds or approximately $5.2 million in net proceeds after underwriting commissions of approximately $0.3 million, which is reflected as a reduction of additional paid-in capital on the consolidated statements of stockholders’ equity.

On January 10, 2022, the Company completed an underwritten offering of 3,000,000 shares of our common stock, at a price to the public of $20.50 per share. The gross proceeds to the Company from the offering were $61.5 million, before deducting underwriting discounts and commissions, a structuring fee and offering expenses payable by the Company. In connection with the offering, the underwriters were granted an over-allotment option to purchase up to an additional 450,000 shares of the Company’s common stock. On January 14, 2022, the underwriters partially exercised the over-allotment option with respect to 291,832 shares of common stock, which was completed on January 19, 2022. The underwriting commissions of approximately $3.5 million are reflected as a reduction of additional paid-in capital in the first quarter of fiscal year 2022. The Company incurred approximately $1.0 million of expenses in connection with the offering. After giving effect to the partial exercise of the over-allotment option, the total number of shares sold by the Company in the public offering was 3,291,832 shares and total gross proceeds, before deducting underwriting discounts and commissions, a structuring fee and other offering expenses payable by the Company, were approximately $67.5 million. The net proceeds to the Company totaled approximately $63.0 million.

Pursuant to the Articles of Amendment, dated March 10, 2022, the Company increased the number of authorized shares of common stock to 50,000,000 shares at $0.01 par value per share.

Shelf Registration

On April 5, 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-264144) (the “Shelf Registration Statement”). Under the Shelf Registration Statement, the Company may, from time to time, issue and sell up to $1.0 billion of the Company’s common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of the Company’s common stock or preferred stock. The Shelf Registration Statement was declared effective by the SEC on April 18, 2022. As of May 9, 2022, no offerings have been initiated under the Shelf Registration Statement.

At-the-Market Stock Offering Program (“ATM”)

On April 5, 2022, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC and JMP Securities LLC, as Sales Agents, under which the Company may, from time to time, offer and sell shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $75.0 million. Under the terms of the Sales Agreement, the Company has agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock sold through the Sales Agents under the Sales Agreement. Sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As of May 9, 2022, the Company has not issued or sold any shares of common stock under the Sales Agreement.

Index
Equity Incentive Plan

The Company has established an equity incentive compensation plan (the “2020 Plan”). The 2020 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses, stock units and other forms of awards granted or denominated in the Company’s common stock or units of common stock. The 2020 Plan retains flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. Any award may be structured to be paid or settled in cash. The Company has, and currently intends to continue to grant stock options to participants in the 2020 Plan, but it may also grant any other type of award available under the 2020 Plan in the future. Persons eligible to receive awards under the 2020 Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company, employees of the Manager and certain directors and consultants and other service providers to the Company or any of its subsidiaries.

During the quarter ended March 31, 2022, the Company’s Board of Directors approved grants of restricted stock and stock options to the Company’s directors and officers, as well as employees of the Manager. As of March 31, 2022, there were 2,380,687 shares of common stock outstanding under the 2020 Plan, underlying 2,316,106 options and 64,581 shares of restricted stock.

On January 11, 2022, the Company granted an aggregate of 8,296 shares of restricted stock and 737,000 stock options to certain of our officers and other eligible persons. The restricted stock granted under the 2020 Stock Incentive Plan vest over a four-year period with approximately 33% vesting on each of the second, third and fourth anniversaries of the vesting commencement date. The stock options granted under the 2020 Stock Incentive Plan vest over various periods from immediately upon issuance to a four-year period.

As of March 31, 2022, the maximum number of shares of the Company common stock that may be delivered pursuant to awards under the 2020 Plan (the “Share Limit”) equals 2,731,148 shares, which is an increase of 329,183 shares compared to December 31, 2021 under the evergreen provision in the 2020 Plan in connection with the public offering of an additional 3,000,000 shares of common stock by the Company in January 2022 and an additional 291,832 shares of common stock issued by the Company to the underwriters in connection with their partial exercise of an over-allotment option in January 2022. Shares that are subject to or underlie awards that expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2020 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan. Shares that are exchanged by a participant or withheld by the Company as full or partial payment in connection with any award granted under the 2020 Plan, as well as any shares exchanged by a participant or withheld by us to satisfy tax withholding obligations related to any award granted under the 2020 Plan, will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan. To the extent that an award is settled in cash or a form other than shares, the shares that would have been delivered had there been no such cash or other settlement will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan.

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

The following table summarizes the (i) non-vested options granted, (ii) vested options granted and (iii) forfeited options granted for the Company’s directors and officers and employees of the Manager as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022	As of December 31, 2021
Non-vested	320,114	183,114
Vested	2,049,518	1,449,518
Forfeited	(53,526)	(28,396)
Balance	2,316,106	1,604,236

The Company uses the Black-Scholes option pricing model to value stock options in determining the share-based compensation expense. Forfeitures are recognized as they occur. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield was based on the Company’s expected dividend yield at grant date. Expected volatility is based on the estimated average volatility of similar companies due to the lack of historical volatilities of the Company’s common stock. Restricted stock grant expense is based on the Company’s stock price at the time of the grant and amortized over the vesting period. The share-based compensation expense for the Company was approximately $990,023 and $1,599,115 for the three months ended March 31, 2022 and 2021, respectively.

Index
The following table presents the assumptions used in the option pricing model of options granted under the 2020 Plan:

Assumptions	Range
Expected volatility	40% - 50%
Expected dividend yield	10% - 20%
Risk-free interest rate	0.5% - 2.0%
Expected forfeiture rate	0%

The following tables summarize the stock option activity during the three months ended March 31, 2022 and 2021:

	Three months ended March 31, 2022	Weighted-Average Grant Date Fair Value Per Option
Balance as of December 31, 2021	1,604,236	$1.08
Granted	737,000	1.46
Exercised	-	-
Forfeited	(25,130)	0.98
Balance as of March 31, 2022	2,316,106	$1.09

	Three months ended March 31, 2021	Weighted-Average Grant Date Fair Value Per Option
Balance as of December 31, 2020	926,898	$0.91
Granted	689,200	1.31
Exercised	-	-
Forfeited	-	-
Balance as of March 31, 2021	1,616,098	$1.08

The following table summarizes the (i) non-vested restricted stock granted, (ii) vested restricted stock granted and (iii) forfeited restricted stock granted for the Company’s directors and officers and employees of the Manager as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022	As of December 31, 2021
Non-vested	64,581	56,285
Vested	-	-
Forfeited	-	-
Balance	64,581	56,285

The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The following tables summarize the restricted stock activity during the three months ended March 31, 2022 and 2021:

Three months ended March 31, 2022
Balance as of December 31, 2021	56,285
Granted	8,296
Exercised	-
Forfeited	-
Balance as of March 31, 2022	64,581

Three months ended March 31, 2021
Balance as of December 31, 2020	-
Granted	-
Exercised	-
Forfeited	-
Balance as of March 31, 2021	-

Index
12.	EARNINGS PER SHARE

The following information sets forth the computations of basic weighted average earnings per common share for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Net income (loss) attributable to common stockholders	$10,162,120	$1,400,755
Divided by:
Basic weighted average shares of common stock outstanding	19,319,993	7,144,670
Diluted weighted average shares of common stock outstanding	19,591,472	7,485,048
Basic weighted average earnings per common share	$0.53	$0.20
Diluted weighted average earnings per common share	$0.52	$0.19

13.	INCOME TAX

A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by the Company without jeopardizing its qualification as a REIT. A TRS is subject to applicable United States federal, state and local income tax on its taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm’s-length basis. The income tax provision is included in the line item income tax expense, including excise tax in the consolidated statements of operations included in these unaudited interim consolidated financial statements.

The income tax provision for the Company was $18,284 and $0 for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022, the Company incurred no expense for United States federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.

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

The following tables present fair value measurements of loans held at fair value as of March 31, 2022 and December 31, 2021:

	Fair Value Measurement as of March 31, 2022
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$95,072,832	$-	$-	$95,072,832
Total	$95,072,832	$-	$-	$95,072,832

	Fair Value Measurement as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$77,096,319	$-	$-	$77,096,319
Total	$77,096,319	$-	$-	$77,096,319

Index
The following table presents changes in loans that use Level 3 inputs as of and for the three months ended March 31, 2022:

Three months ended March 31, 2022
Total loans using Level 3 inputs at December 31, 2021	$77,096,319
Change in unrealized gains (losses) on loans at fair value, net	80,843
Additional fundings	17,285,000
Original issue discount and other discounts, net of costs	(429,275)
Accretion of original issue discount	336,872
PIK interest	703,073
Total loans using Level 3 inputs at March 31, 2022	$95,072,832

The change in unrealized appreciation included in the unaudited interim consolidated statement of operations attributable to loans held at fair value, categorized as Level 3, held at March 31, 2022 is $80,843.

The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of March 31, 2022 and December 31, 2021. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of March 31, 2022
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior Term Loans	$95,072,832	Yield analysis	Market Yield	16.26% - 21.73%	17.41%
Total Investments	$95,072,832

	As of December 31, 2021
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior Term Loans	$77,096,319	Yield analysis	Market Yield	17.71% - 20.96%	18.22%
Total Investments	$77,096,319

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

Index
Investment in Marketable Securities

As of March 31, 2022, the Company’s portfolio did not include any debt securities. As of December 31, 2021, the Company’s portfolio included one investment in debt securities held at fair value of approximately $15.9 million. The Company sold the investment in debt securities during the quarter ended March 31, 2022, which was previously designated as available-for-sale as of December 31, 2021. For the period ended March 31, 2022, the realized loss on the sale of debt securities was approximately $0.2 million.

As of March 31, 2022, the Company had a receivable related to the sale of Public Company G that was sold during the three months ended March 31, 2022 in the amount of approximately $15.9 million, which is recorded within receivable for loans and securities sold in the Company’s consolidated balance sheets.

The following table presents changes in debt securities held at fair value as of and for the three months ended March 31, 2022:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total debt securities held at fair value at December 31, 2021	$15,000,000	$1,050,000	$(168,750)	$15,881,250
Realized gains (losses) on securities at fair value, net	-	(150,000)	-	(150,000)
Change in accumulated other comprehensive income	-	-	168,750	168,750
Sale of securities	(15,000,000)	(900,000)	-	(15,900,000)
Total debt securities held at fair value at March 31, 2022	$-	$-	$-	$-

The following table presents fair value measurements of debt securities held at fair value as of March 31, 2022 and December 31, 2021.

Fair Value Measurement as of March 31, 2022
	Total	Level 1	Level 2	Level 3
Debt securities held at fair value	$-	$-	$-	$-
Total	$-	$-	$-	$-

	Fair Value Measurement as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Debt securities held at fair value	$15,881,250	$-	$15,881,250	$-
Total	$15,881,250	$-	$15,881,250	$-

Fair Value of Financial Instruments

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheet, for which it is practicable to estimate that value.

The following table details the book value and fair value of the Company’s financial instruments not recognized at fair value in the consolidated balance sheets:

	As of March 31, 2022
	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$63,615,179	$63,615,179
Loans held for investment at carrying value	$265,151,482	$265,006,706
Loan receivable at carrying value	$2,279,324	$2,229,213

Estimates of fair value for cash and cash equivalents are measured using observable, quoted market prices, or Level 1 inputs. The Company’s loans held for investment are measured using unobservable inputs, or Level 3 inputs. The Company’s investments in debt securities are measured using readily available quoted prices for similar assets, or Level 2 inputs.

Index

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

In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. Under the Management Agreement, the Company will pay Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period means the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the Company’s independent directors and approved by a majority of the independent directors. The Incentive Compensation for the three months ended March 31, 2022 and 2021 was approximately $3.0 million and $0.7 million, respectively.

The Company shall pay all of its costs and expenses and shall reimburse the Manager or its affiliates for expenses of the Manager and its affiliates paid or incurred on behalf of the Company, excepting only those expenses that are specifically the responsibility of the Manager pursuant to the Management Agreement.

The following table summarizes the related party costs incurred by the Company for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Affiliate Costs
Management fees	$1,255,867	$451,675
Less outside fees earned	(387,493)	(237,743)
Base management fees	868,374	213,932
Incentive fees earned	2,978,839	662,730
General and administrative expenses reimbursable to Manager	906,717	365,567
Total	$4,753,930	$1,242,229

Amounts payable to the Company’s Manager as of March 31, 2022 and December 31, 2021 were $4,753,930 and $4,147,501, respectively.

Due to Affiliate

Amounts due to an affiliate of the Company as of March 31, 2022 and December 31, 2021 were $23,122 and $0, respectively.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by the Company’s Manager or its affiliates, including the Manager, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of March 31, 2022, there were five co-invested loans held by the Company and an affiliate of the Company.

In March 2022, the Company entered into the fourth amendment of the Amended and Restated Credit Agreement with Public Company F to, among other things, increase the total loan commitments by $100 million, with approximately (i) $26.6 million of the new loan commitments allocated to us; (ii) $15.0 million of the new loan commitments allocated to Flower Loan Holdco LLC, an affiliated entity in which Leonard Tannenbaum, our Chief Executive Officer and Chairman of our Board, is the majority ultimate beneficial owner; and (iii) the remaining loan commitments allocated to third-party lenders by the third-party agent.

Index
In connection with investments in loans, the Company may receive the option to assign the right (the “Assigned Right”) to acquire warrants and/or equity of the borrower. The Company may sell the Assigned Right, and the sale may be to an affiliate of the Company. During the three months ended March 31, 2022, the Company neither received nor sold any Assigned Right. For the three months ended March 31, 2021, the Company sold approximately $1.2 million of Assigned Rights to an affiliate which are accounted for as additional original issue discount and accreted over the life of the loans.

Secured Revolving Credit Facility From Affiliate

In April 2022, the Company terminated the AFCF Revolving Credit Facility. Refer to Note 9 to the Company’s unaudited consolidated financial statements for more information.

16.	DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the three months ended March 31, 2022 and 2021:

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends

Regular cash dividend	3/15/2021	3/31/2021	$0.36	$0.36	$-	$0.36
Regular cash dividend	3/31/2022	4/15/2022	$0.55	$0.55	$-	$0.55

17.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued.  There were no material subsequent events, other than those described below, that required disclosure in these financial statements.

Subsequent to the end of the first quarter, the Company closed two loans with new commitments of approximately $107.3 million, and funded approximately $79.9 million of principal amount of new and existing commitments.

In April 2022, each of the loans to Private Company D and Private Company F were repaid in full in connection with the Company’s new loan to Private Company L, an affiliate of Private Company D and Private Company F.  The loans to Private Company D and Private Company F had original maturity dates of January 2026 and May 2026, respectively. The outstanding principal of Private Company D and Private Company F on the date of repayment was approximately $12.1 million and $12.9 million, respectively. In addition to the repayment of the outstanding principal amounts of the loans to Private Company D and Private Company F, the Company received approximately $0.2 million and $2.0 million related to exit fees and other fees upon repayment of the loans, respectively.

In April 2022, the loan to Private Company K was repaid in connection with the Company’s refinancing and restructuring the loan under a new credit facility with Private Company K. Under the new credit facility with Private Company K, the Company increased its total loan commitment to approximately $24.8 million, from $19.8 million, and restructured the construction obligations of the borrowers, among other things. As restructured, the Private Company K loan accrues interest at a floating rate, with a floor of 13%, and matures in May 2027. Following the repayment of Private Company K loan, five of the Company’s loans have been repaid prior to maturity since March 2021.

In April 2022, the Company filed its shelf registration statement on Form S-3 with the SEC registering up to $1.0 billion of securities, including shares of common stock, preferred stock, debt securities, warrants, rights, as well as units that include any of these securities (the “Shelf Registration Statement”). The Shelf Registration Statement included a prospectus for an at-the-market offering program to sell up to an aggregate of $75.0 million of shares of common stock that may be issued and sold from time to time under the Sales Agreement with Jefferies LLC and JMP Securities LLC, as Sales Agents. No securities were issued under the Shelf Registration Statement through the date of this filing. Please refer to Note 11 to the Company’s unaudited consolidated financial statements for more information.

Index
On April 1, 2022, the Company’s investment in the senior secured loan to Private Company I was transferred to TRS1, the Company’s wholly-owned subsidiary.

On April 29, 2022, the Company entered into the Revolving Credit Facility. The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions, with a maturity date of April 29, 2025, which may be borrowed, repaid and redrawn (subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Facility). Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. In connection with entering into the Revolving Credit Facility, the Company incurred a one-time commitment fee expense of approximately $0.4 million. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, which will be included within interest expense in the Company’s consolidated statements of operations. Upon the Company’s entry into the Revolving Credit Facility, the Company terminated the AFCF Revolving Credit Agreement.

The amount of total commitments under the Revolving Credit Facility may be increased to up to $100.0 million in aggregate, subject to available borrowing base and lenders’ willingness to provide additional commitments. The obligations of the Company under the Revolving Credit Facility are secured by certain assets of the Company comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, the Company is subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.50 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of the Company and its subsidiaries. Please refer to Note 9 to the Company’s unaudited consolidated financial statements for more information.

Index
Statement Regarding Forward-Looking Information

Some of the statements contained in this quarterly report other than statements of current or historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. These forward-looking statements are based on our current intent, belief, expectations and views of future events of AFC Gamma, Inc. (the “Company” or “AFCG”). You can identify these forward-looking statements often, but not always, by words or phrases such as “can,” “could,” “continuing,” “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “ongoing,” “plan,” “predict,” “potential,” “project,” “should,” “seeks,” “believe,” “likely to” and similar words, phrases or expressions.

These statements are only predictions and involve estimates, known and unknown risks, assumptions, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of the factors discussed in Item 1A. Risk Factors and elsewhere in this report. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include, but are not limited to, statements about:

•	our business and investment strategy;
•	the impact of COVID-19 on our business and the global economy;
•	the ability of our Manager to locate suitable loan opportunities for us, monitor and actively manage our portfolio and implement our investment strategy;
•	our expected ranges of originations and repayments;
•	the allocation of loan opportunities to us by our Manager;
•	our projected operating results;
•
actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law and certain state laws;

•	the estimated growth in and evolving market dynamics of the cannabis market;
•	the demand for cannabis cultivation and processing facilities;
•	shifts in public opinion regarding cannabis;
•	the state of the U.S. economy generally or in specific geographic regions;
•	economic trends and economic recoveries;
•	the amount, collectability and timing of our cash flows, if any, from our loans;
•	our ability to obtain and maintain financing arrangements;
•	our expected leverage;
•	changes in the value of our loans;
•	our expected portfolio of loans;
•	our expected investment and underwriting process;
•	the rates of default or recovery rates on our loans;
•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	changes in interest rates and impacts of such changes on our results of operations, cash flows and the market value of our loans;
•	interest rate mismatches between our loans and our borrowings used to fund such loans;
•	the departure of any of the executive officers or key personnel supporting and assisting us from our Manager or its affiliates;
•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;
•	our ability to maintain our exemption from registration under the Investment Company Act;
•	our ability to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
•	estimates relating to our ability to make distributions to our stockholders in the future;
•	our understanding of our competition; and
•	market trends in our industry, interest rates, real estate values, the securities markets or the general economy.

New risk factors and uncertainties emerge from time to time, and it is not possible for us to predict all the risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events or information available to us as of the date of they are made. Except as required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our wholly-owned subsidiary, AFCG TRS1, LLC (“TRS1”), operates as a taxable REIT subsidiary. TRS1 began operating in July 2021. Our investment in the equipment loan to Public Company A was transferred to TRS1 on July 31, 2021 and constituted substantially all of the assets of TRS1 as of March 31, 2022. The financial statements of TRS1 have been consolidated within our consolidated financial statements.

On April 1, 2022, our investment in the senior secured loan to Private Company I was transferred to TRS1.

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

Index
Developments in the First Quarter of 2022:

Equity and Debt Offerings

On January 10, 2022, we completed an underwritten offering of 3,000,000 shares of our common stock, at a price of $20.50 per share. Our gross proceeds from the offering were $61.5 million, before deducting underwriting discounts and commissions, a structuring fee and offering expenses. In connection with the offering, the underwriters were granted an over-allotment option to purchase up to an additional 450,000 shares of our common stock. On January 14, 2022, the underwriters partially exercised the over-allotment option with respect to 291,832 shares of common stock, which was completed on January 19, 2022. The underwriting commissions of approximately $3.5 million were reflected as a reduction of additional paid-in capital in the first quarter of fiscal year 2022. We incurred approximately $1.0 million of expenses in connection with the offering. After giving effect to the partial exercise of the over-allotment option, the total number of shares sold in the public offering was 3,291,832 shares and total gross proceeds, before deducting underwriting discounts and commissions, a structuring fee and other offering expenses, were approximately $67.5 million.

Pursuant to the Articles of Amendment, dated March 10, 2022, we increased the number of authorized shares of common stock from 25,000,000 to 50,000,000 shares at $0.01 par value per share.

Updates to Our Loan Portfolio during the First Quarter of 2022

During the first quarter of 2022, we increased commitments to three current borrowers in the amount of approximately $46.9 million and funded approximately $51.5 million of principal amount of new and existing commitments. Additionally, we sold one investment in debt securities of $15.0 million, sold one loan of $10.0 million, and were repaid by Private Company E of approximately $20.0 million.

In February 2022, Private Company E repaid its loan in full.  The loan had an original maturity date of April 2026 and the outstanding principal on the date of repayment was approximately $20.0 million. We received a prepayment premium of approximately $1.3 million upon repayment of the loan.

In February 2022, we committed an additional $15.3 million under the expansion to the Private Company A Credit Facility, and now hold $77.8 million in total of the expanded credit facility, and an additional $1.0 million of the expansion was syndicated.

In February 2022, we sold our $15.0 million investment in the Public Company G debt securities for 106% of the face value, resulting in a loss of approximately $0.2 million. This investment was classified as available-for-sale as of December 31, 2021.

In March 2022, we entered into the fourth amendment of the Amended and Restated Credit Agreement with Public Company F to, among other things, increase the total loan commitments by $100 million, with approximately (i) $26.6 million of the new loan commitments allocated to us; (ii) $15.0 million of the new loan commitments allocated to Flower Loan Holdco LLC; and (iii) the remaining loan commitments allocated to third-party lenders by the third-party agent.

In March 2022, we committed an additional $5.0 million under the Private Company B credit facility. Following the expansion, we now hold $15.5 million in commitments, of which we funded approximately $12.9 million of total principal amount.

In March 2022, we sold our $10.0 million investment in the Subsidiary of Public Company D for 106% of the par value, resulting in a gain of approximately $0.6 million.

Dividends Declared Per Share

In March 2022, we declared a regular cash dividend of $0.55 per share of our common stock, relating to the first quarter of 2022, which was paid on April 15, 2022 to stockholders of record as of March 31, 2022. The aggregate amount of the regular cash dividend payment was approximately $10.9 million.

Recent Developments

Subsequent to the end of the first quarter, the Company closed two new loans with commitments of approximately $107.3 million, and funded approximately $79.9 million of principal amount of new and existing commitments.

In April 2022, each of the loans to Private Company D and Private Company F were repaid in full in connection with the Company’s new loan to Private Company L, an affiliate of Private Company D and Private Company F. The loans to Private Company D and Private Company F had original maturity dates of January 2026 and May 2026, respectively. The outstanding principal of Private Company D and Private Company F on the date of repayment was approximately $12.1 million and $12.9 million, respectively. In addition to the repayment of outstanding principal amounts of the loan to Private Company D and Private Company F, the Company received approximately $0.2 million and $2.0 million related to exit fees and other fees upon repayment of the loans, respectively.

Index
In April 2022, the loan to Private Company K was repaid in connection with our refinancing and restructuring the loan under a new credit facility with Private Company K. Under the new credit facility with Private Company K, we increased the total loan commitment to approximately $24.8 million, from $19.8 million, and restructured the construction obligations of the borrowers, among other things. As restructured, the Private Company K loan accrues interest at a floating rate, with a floor of 13%, and matures in May 2027. Following the repayment of Private Company K loan, five of our loans have been repaid prior to maturity since March 2021.

In April 2022, we filed our shelf registration statement on Form S-3 with the SEC, registering the offer and sale of up to $1.0 billion of securities (the “Shelf Registration Statement”). The Shelf Registration Statement enables us to issue shares of common stock, preferred stock, debt securities, warrants, rights, as well as units that include one or more of such securities. The Shelf Registration Statement also included a prospectus for an at-the-market offering program to sell up to an aggregate of $75.0 million of shares of our common stock (the “ATM Program”) that may be issued and sold from time to time under the Sales Agreement, dated April 5, 2022 (the “Sales Agreement”), with Jefferies LLC and JMP Securities LLC, as Sales Agents. Under the terms of the Sales Agreement, we have agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock under the Sales Agreement. As of May 9, 2022, no securities have been issued pursuant to the Shelf Registration Statement or the ATM Program the date of this filing.

On April 29, 2022, we entered into the Loan and Security Agreement (the “Revolving Credit Agreement”) by and among us, the other loan parties from time-to-time party thereto, the lenders party thereto, and the Lead Arranger, Bookrunner and Agent party thereto, pursuant to which, the Company obtained a $60.0 million senior-secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions, which may be increased to up to $100.0 million in aggregate (subject to available borrowing base and additional commitments), with a maturity date of April 29, 2025. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears.

Key Financial Measures and Indicators

As a commercial real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings, book value per share and dividends declared per share.

Non-GAAP Metrics

Distributable Earnings

In addition to using certain financial metrics prepared in accordance with GAAP to evaluate our performance, we also use Distributable Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments we believe are not necessarily indicative of our current loan activity and operations. Distributable Earnings is a measure that is not prepared in accordance with GAAP. We use these non-GAAP financial measures both to explain our results to stockholders and the investment community and in the internal evaluation and management of our businesses. Our management believes that these non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors and stockholders to assess the overall performance of our business using the same tools that our management uses to evaluate our past performance and prospects for future performance. The determination of Distributable Earnings is substantially similar to the determination of Core Earnings under our Management Agreement, provided that Core Earnings is a component of the calculation of any Incentive Compensation earned under the Management Agreement for the applicable time period, and thus Core Earnings is calculated without giving effect to Incentive Compensation expense, while the calculation of Distributable Earnings accounts for any Incentive Compensation earned for such time period.

We define Distributable Earnings as, for a specified period, the net income (loss) computed in accordance with GAAP, excluding (i) stock-based compensation expense, (ii) depreciation and amortization, (iii) any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss); provided that Distributable Earnings does not exclude, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash, (iv) provision for current expected credit losses, (v) TRS (income) loss and (vi) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between our Manager and our independent directors and after approval by a majority of such independent directors.

Index
We believe providing Distributable Earnings on a supplemental basis to our net income as determined in accordance with GAAP is helpful to stockholders in assessing the overall performance of our business. As a REIT, we are required to distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of such taxable income. Given these requirements and our belief that dividends are generally one of the principal reasons that stockholders invest in our common stock, we generally intend to attempt to pay dividends to our stockholders in an amount at least equal to such REIT taxable income, if and to the extent authorized by our Board. Distributable Earnings is one of many factors considered by our Board in authorizing dividends and, while not a direct measure of net taxable income, over time, the measure can be considered a useful indicator of our dividends.

Distributable Earnings is a non-GAAP financial measure and should not be considered as substitutes for GAAP net income. We caution readers that our methodology for calculating Distributable Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our reported Distributable Earnings may not be comparable to similar measures presented by other REITs.

The following table provides a reconciliation of GAAP net income to Distributable Earnings:

	Three months ended March 31,
	2022	2021
Net Income	$10,162,120	$1,400,755
Adjustments to net income
Stock-based compensation expense	990,023	1,599,115
Depreciation and amortization	-	-
Unrealized (gain), losses or other non-cash items	(80,843)	144,402
Provision for current expected credit losses	905,129	66,100
TRS (income) loss	(61,071)	-
One-time events pursuant to changes in GAAP and certain non-cash charges	-	-
Distributable Earnings	$11,915,358	$3,210,372
Basic weighted average shares of common stock outstanding (in shares)	19,319,993	7,144,670
Distributable Earnings per Basic Weighted Average Share	$0.62	$0.45

Book Value Per Share

We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our common stock as of March 31, 2022 and December 31, 2021 was approximately $17.04 and $16.61, respectively.

Dividends Declared Per Share

For the period ended March 31, 2022 and year ended December 31, 2021, we paid the following cash dividends:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Date Paid	Amount Per Share	Aggregate Amount Paid
March 12, 2021	March 15, 2021	March 31, 2021	$0.36	$2.2 million
May 7, 2021	June 15, 2021	June 30, 2021	$0.38	$5.1 million
September 15, 2021	September 30, 2021	October 15, 2021	$0.43	$7.1 million
December 15, 2021	December 31, 2021	January 14, 2022	$0.50	$8.2 million
March 10, 2022	March 31, 2022	April 15, 2022	$0.55	$10.9 million

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

Index
Results of Operations

The comparative period for the three months ended March 31, 2022 is the three months ended March 31, 2021 (the “Prior Period”).

For the three months ended March 31, 2022 and 2021

Our net income allocable to our common stockholders for the three months ended March 31, 2022 was approximately $10.2 million or $0.53 per basic weighted average common share, respectively, compared to net income allocable to our common stockholders of $1.4 million or $0.20 per basic weighted average common share for the three months ended March 31, 2021.

Interest income increased approximately $13.9 million, from approximately $4.7 million for the three months ended March 31, 2021, to approximately $18.6 million for the three months ended March 31, 2022. This increase was primarily due to an increase in principal outstanding of approximately $98.4 million at March 31, 2021 to $373.7 million at March 31, 2022.

Interest expense increased approximately $1.7 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was due to interest expense incurred and amortization of deferred financing costs relating to our AFCF Revolving Credit Facility, which was amended in November 2021, and our 2027 Senior Notes that were issued in November 2021.

General and administrative expenses increased approximately $0.7 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was primarily due to an increase in expenses relating to personnel, overhead, and occupancy costs as the Company continues to expand.

Management fees increased approximately $0.7 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was primarily due to an increase in the Company’s Equity from approximately $216.3 million to $336.5 million and partially offset by a change in the management fee rate upon our IPO from 0.4375% to 0.375% post-IPO. Incentive fees increased by approximately $2.3 million from approximately $0.7 million to $3.0 million for the three months ended March 31, 2022 and 2021, respectively. This increase was driven by the increase in Core Earnings as defined in the Management Agreement.

Provision for Current Expected Credit Losses

For the three months ended March 31, 2022, the increase to our provision for current expected credit loss was approximately $0.9 million and the balance as of March 31, 2022 was approximately $4.0 million or 150 basis points of our total loans held at carrying value and loans receivable at carrying value balance of approximately $267.4 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loans receivable at carrying value of approximately $3.4 million and (ii) a liability for unfunded commitments of approximately $0.6 million. For the three months ended March 31, 2021, the increase to our provision for current expected credit loss was approximately $0.1 million and the balance as of March 31, 2021 was approximately $0.5 million or 125 basis points of our total loans held at carrying value and loans receivable at carrying value balance of approximately $42.4 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loans receivable at carrying value of approximately $0.2 million and (ii) a liability for unfunded commitments of approximately $0.3 million. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan. The increase in the provision for current expected credit losses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is primarily due to changes in macroeconomic factors, changes to the loan portfolio including new commitments and repayments, and changes in other datapoints we use in estimating the reserve.

Loan Portfolio

As of March 31, 2022 and December 31, 2021, our portfolio included three loans held at fair value. The aggregate originated commitment under these loans was approximately $96.2 million and $75.9 million as of March 31, 2022 and December 31, 2021, respectively, and outstanding principal was approximately $95.6 million and $77.6 million as of March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022, we funded approximately $17.3 million of additional principal of loans held at fair value and we had no repayments of loans held at fair value. As of March 31, 2022 and December 31, 2021, none of our loans held at fair value had floating interest rates.

Index
The following tables summarize our loans held at fair value as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
	Fair Value (1)	Carrying Value (2)	Outstanding Principal (2)	Weighted Average Remaining Life (Years)(3)

Senior term loans	$95,072,832	$92,808,827	$95,618,815	2.0
Total loans held at fair value	$95,072,832	$92,808,827	$95,618,815	2.0

	As of December 31, 2021
	Fair Value (1)	Carrying Value (2)	Outstanding Principal (2)	Weighted Average Remaining Life (Years)(3)

Senior term loans	$77,096,319	$74,913,157	$77,630,742	2.2
Total loans held at fair value	$77,096,319	$74,913,157	$77,630,742	2.2

(1)	Refer to Note 14 to our unaudited interim consolidated financial statements titled “Fair Value.”

(2)	The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID and loan origination costs.

(3)	Weighted average remaining life is calculated based on the fair value of the loans as of March 31, 2022 and December 31, 2021.

The following table presents changes in loans held at fair value as of and for the three months ended March 31, 2022:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2021	$77,630,742	$(2,717,584)	$2,183,161	$77,096,319
Change in unrealized gains (losses) on loans at fair value, net	-	-	80,843	80,843
New fundings	17,285,000	(429,275)	-	16,855,725
Accretion of original issue discount	-	336,872	-	336,872
PIK interest	703,073	-	-	703,073
Total loans held at fair value at March 31, 2022	$95,618,815	$(2,809,987)	$2,264,004	$95,072,832

As of March 31, 2022 and December 31, 2021, our portfolio included zero and one investments in debt securities, respectively, held at fair value. We sold our investment in debt securities in the first quarter of 2022 for approximately $15.9 million, which was previously designated as available-for-sale as of December 31, 2021. For the period ended March 31, 2022 and 2021, the realized loss on the sale of marketable securities was approximately $0.2 million and $0.0 million, respectively.

We did not hold any investments in debt securities as of March 31, 2022.

The following table summarizes our debt securities held at fair value as of March 31, 2022 and December 31, 2021.

	As of December 31, 2021
	Fair Value	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Remaining Life (Years) (2)

Debt securities	$15,881,250	$16,050,000	$15,000,000	2.9
Total debt securities held at fair value	$15,881,250	$16,050,000	$15,000,000	2.9

(1)	The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted purchase premium and loan origination costs.

(2)	Weighted average remaining life is calculated based on the fair value of the loans as of December 31, 2021.

Index
The following table presents changes in debt securities held at fair value as of and for the three months ended March 31, 2022:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total debt securities held at fair value at December 31, 2021	$15,000,000	$1,050,000	$(168,750)	$15,881,250
Realized gains (losses) on securities at fair value, net	-	(150,000)	-	(150,000)
Change in unrealized gains (losses) on securities at fair value, net	-	-	168,750	168,750
Sale of loans	(15,000,000)	(900,000)	-	(15,900,000)
Total debt securities held at fair value at March 31, 2022	$-	$-	$-	$-

As of March 31, 2022 and December 31, 2021, our portfolio included ten and twelve loans, respectively, held at carrying value. The aggregate originated commitment under these loans was approximately $319.9 million and $324.3 million, respectively, and outstanding principal was approximately $275.8 million and $270.8 million, respectively, as of March 31, 2022 and December 31, 2021. During the three months ended March 31, 2022, we funded approximately $34.2 million of additional principal. As of March 31, 2022 and December 31, 2021, approximately 42% and 48%, respectively, of our loans held at carrying value have floating interest rates. These floating rates are subject to LIBOR floors, with a weighted average floor of 1.0% and 1.0%, respectively, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The following tables summarize our loans held at carrying value as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$275,839,406	$(10,687,924)	$265,151,482	2.9
Total loans held at carrying value	$275,839,406	$(10,687,924)	$265,151,482	2.9

	As of December 31, 2021
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$270,841,715	$(13,678,219)	$257,163,496	3.4
Total loans held at carrying value	$270,841,715	$(13,678,219)	$257,163,496	3.4

(1)	The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID and loan origination costs.

(2)	Weighted average remaining life is calculated based on the carrying value of the loans as of March 31, 2022 and December 31, 2021.

Index
The following table presents changes in loans held at carrying value as of and for the three months ended March 31, 2022:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2021	$270,841,715	$(13,678,219)	$257,163,496
New fundings	34,245,888	(638,400)	33,607,488
Accretion of original issue discount	-	3,628,695	3,628,695
Loan repayments	(20,010,726)	-	(20,010,726)
Sale of loans	(10,000,000)	-	(10,000,000)
PIK interest	915,688	-	915,688
Loan amortization payments	(153,159)	-	(153,159)
Total loans held at carrying value at March 31, 2022	$275,839,406	$(10,687,924)	$265,151,482

As of March 31, 2022 and December 31, 2021, our portfolio included one loan receivable at carrying value. The originated commitment under this loan was approximately $4.0 million and outstanding principal was approximately $2.3 million and $2.5 million as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, we received repayments of approximately $0.3 of outstanding principal.

The following table presents changes in loans receivable as of and for the three months ended March 31, 2022:

	Principal	Original Issue Discount	Carrying Value

Total loans receivable at carrying value at December 31, 2021	$2,533,266	$(2,678)	$2,530,588
Principal repayment of loans	(251,574)	-	(251,574)
Accretion of original issue discount	-	310	310
Total loans receivable at carrying value at March 31, 2022	$2,281,692	$(2,368)	$2,279,324

The below table summarizes our total loan portfolio as of March 31, 2022:

Loan Names	Status	Original Funding Date(1)	Loan Maturity	AFCG Loan, net of Syndication	% of Total AFCG	Principal Balance as of 3/31/2022	Cash Interest Rate	PIK	Fixed/ Floating	Amortization During Term	YTM (2)(3)
Public Co. A - Real Estate Loan	Funded	7/3/2019	1/26/2023	$2,940,000	0.7%	$2,994,612	10.0%	4.0%	Fixed	No	19%
Public Co. A - Equipment Loans	Funded	8/5/2019	3/5/2024	4,000,000	0.9%	2,281,692	12.0%	N/A	Fixed	Yes	19%
Private Co. A(4)	Funded	5/8/2020	5/8/2024	77,785,000	18.5%	79,744,238	12.8%	2.7%	Fixed	Yes	22%
Private Co. B	Funded	9/10/2020	9/1/2023	15,500,000	3.7%	12,879,965	13.0%	4.0%	Fixed	Yes	28%
Private Co. C	Funded	11/5/2020	12/1/2025	24,000,000	5.7%	24,910,301	13.0%	4.0%	Floating	Yes	23%
Private Co. D	Funded	12/23/2020	1/1/2026	12,000,000	2.9%	12,138,516	13.0%	2.0%	Fixed	Yes	21%
Private Co. F	Funded	4/27/2021	5/1/2026	13,000,000	3.1%	12,811,265	13.0%	4.0%	Fixed	Yes	28%
Sub of Private Co. G(5)	Funded	4/30/2021	5/1/2026	65,400,000	15.6%	50,398,476	12.5%	1.8%	Floating	Yes	21%
Sub of Private Co. H(6)	Funded	5/11/2021	5/11/2023	5,781,250	1.4%	5,781,250	15.0%	N/A	Fixed	No	20%
Public Co. F(5)	Funded	5/21/2021	5/30/2023	86,600,000	20.6%	86,600,000	8.6%	N/A	Fixed	No	11%
Private Co. I	Funded	7/14/2021	8/1/2026	10,326,875	2.4%	10,490,497	13.0%	2.5%	Floating	Yes	21%
Private Co. K	Funded	8/20/2021	8/3/2026	19,750,000	4.7%	7,000,000	13.0%	N/A	Floating	Yes	18%
Private Co. J	Funded	8/30/2021	9/1/2025	23,000,000	5.5%	23,209,100	13.0%	2.0%	Floating	Yes	20%
Sub of Public Co. H	Funded	12/16/2021	1/1/2026	60,000,000	14.3%	42,500,000	9.8%	N/A	Fixed	No	14%
			SubTotal	$420,083,125	100.0%	$373,739,912	11.5%	1.7%			19%
											Wtd Average

Information is as of March 31, 2022 unless otherwise specified. Borrower names have been kept confidential due to confidentiality agreement obligations.

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

Index
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

(3)
Estimated YTM for the loans with Public Company A, Private Company A, and Private Company D is enhanced by purchase discounts attributed to the fair value of equity warrants that were separated from the loans prior to our acquisition of such loans. The purchase discounts accrete to income over the respective remaining terms of the applicable loans.

(4)
PIK interest rate for Private Co. A represents a blended rate of differing PIK interest rates applicable to each of the three tranches to which we are a lender under the senior secured term loan credit facility with Private Company A (as may be amended, supplemented, amended and restated or otherwise modified from time to time, the ‘‘Private Company A Credit Facility’’).

(5)
Cash interest and PIK interest rates for the Subsidiary of Private Company G and Public Co. F represents a blended rate of differing cash interest and PIK interest rates applicable to each of the three tranches with differing rates.

(6)
Loan to Subsidiary of Private Company H does not reflect the borrower’s option to request up to two maturity extensions each for an additional six months from the then-existing loan maturity date. The first extension, which is available at the borrower’s sole option, is subject to a payment of a 2.0% fee. The second extension is subject to the approval of all lenders.

Collateral Overview

Our loans are secured by various types of assets of our borrowers, including real property and certain personal property, including value associated with licenses, equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers. We do not have liens on cannabis inventory and are generally restricted from taking ownership of state licenses by current statutory prohibitions and exchange listing standards. The documents governing our loans also include a variety of provisions intended to provide remedies against the value associated with licenses. For example, some loan documents require a grant of a security interest in all property of the entities holding licenses to the extent not prohibited by applicable law or regulations (or requiring regulatory approval), equity pledges of entities holding licenses, receivership remedies and/or other remedies to secure the value associated with the borrowers’ licenses. Upon default of a loan, we may seek to sell the loan to a third party or have an affiliate or a third-party work with the borrower to have the borrower sell collateral securing the loan to a third party or institute a foreclosure proceeding to have such collateral sold, in each case, to generate funds towards the payoff of the loan. While we believe that the appraised value of any real estate assets or other collateral securing our loans may impact the amount of the recovery in each such scenario, the amount of any such recovery from the sale of such real estate or other collateral may be less than the appraised value of such collateral and the sale of such collateral may not be sufficient to pay off the remaining balance on the defaulted loan. Becoming the holder of a license through foreclosure or otherwise, the sale of a license or other realization of the value of licenses requires the approval of regulatory authorities. As of March 31, 2022, our portfolio of loans had a weighted average real estate collateral coverage of approximately 1.2 times our aggregate committed principal amount of such loans. Our real estate collateral coverage for each of our loans was measured at the time of underwriting and based on various sources of data available at such time. We calculate our weighted average real estate collateral coverage by estimating the underlying value of our real estate collateral based on various objective and subjective factors, including, without limitation, third-party appraisals, total cost basis of the subject property and/or our own internal estimates.

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

Index
Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and meet other general business needs. We use significant cash to purchase our target investments, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. The sources of financing for our target investments are described below.

Our primary sources of cash generally consist of unused borrowing capacity under our financing sources, the net proceeds of future debt or equity offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. Our Shelf Registration Statement became effective on April 18, 2022, allowing us to sell, from time to time in one or more offerings, up to $1.0 billion of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock or preferred stock. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We may also access liquidity through our ATM Program, which was established in April 2022 pursuant to which we may sell, from time to time, up to $75.0 million of our common stock. As of May 9, 2022, no sales of common stock have been made under the ATM program. We expect that our primary sources of financing will be, to the extent available to us, through (a) credit facilities, (b) public and private offerings of our equity and debt securities, and (c) ATM Program. In the future, we may utilize other sources of financing to the extent available to us. As the cannabis industry continues to evolve and to the extent that additional states legalize cannabis, the demand for capital continues to increase as operators seek to enter and build out new markets. We expect the principal amount of the loans we originate to increase and that we will need to raise additional equity and/or debt funds to increase our liquidity in the near future.

As of March 31, 2022 and December 31, 2021, all of our cash was unrestricted and totaled approximately $63.6 million and $109.2 million, respectively.

As of March 31, 2022, we believe that our cash on hand, capacity available under our line of credit and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.

Revolving Credit Facility

On April 29, 2022, we entered into Revolving Credit Agreement by and among us, the other loan parties from time-to-time party thereto, the lenders party thereto, and the Lead Arranger, Bookrunner and Agent party thereto, pursuant to which, we obtained a $60.0 million senior-secured revolving credit facility.

The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions, which may be increased to up to $100.0 million in aggregate (subject to available borrowing base and additional commitments), and contains a maturity date of April 29, 2025. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. We incurred a one-time commitment fee expense of approximately $0.4 million, which will be amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, to be paid semi-annually in arrears, which will be included within interest expense in the Company’s consolidated statements of operations.

Our obligations under the Revolving Credit Facility are secured by certain assets of ours comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, we are subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.50 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of us and our subsidiaries.

Index
Termination of AFC Finance Credit Facility

Pursuant to the terms of the AFCF Revolving Credit Agreement, as amended, the AFCF Revolving Credit Facility provided revolving loan commitments of up to $75.0 million and bears interest at a fixed rate of 4.75% per annum, payable in cash in arrears. Following the effective date of the Second Amendment, funds paid to AFC Finance, LLC for interest, commitment fees and unused fees (net of applicable taxes) will go to support charitable foundations.

As of March 31, 2022 and December 31, 2021, we had $0.0 million and $75.0 million of borrowings outstanding under our Revolving Credit Agreement, respectively. All outstanding borrowings as of December 31, 2021 were repaid in full on January 3, 2022. Future proceeds under the Revolving Credit Agreement are available to fund loans and bridge capital contributions and for general corporate purposes. In connection with the Second Amendment of the Revolving Credit Agreement (“the Second Amendment”), we incurred a one-time commitment fee of 0.25%, or $187,500, which is payable in three quarterly installments, beginning in the first quarter of 2022. Following the Second Amendment, the Revolving Credit Facility has an unused fee of 0.25% per annum on the undrawn amount of the revolving loan commitments, to be paid quarterly in arrears. Our obligations under the Revolving Credit Agreement and the other loan documents delivered in connection therewith are secured by a first priority security interest in substantially all of our existing and future assets. The maturity date of the Revolving Credit Agreement is the earlier of (i) September 30, 2022 and (ii) a Refinancing Credit Facility. The Revolving Credit Agreement provides for certain covenants, including requiring us to deliver financial information and any notices of default, and conducting business in the normal course. To the best of our knowledge, as of March 31, 2022, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement. In addition, the Revolving Credit Agreement contains customary events of default. In the case of an event of default, the lender may terminate the commitments under the secured revolving credit facility and require immediate repayment of all outstanding borrowings. Such termination and acceleration would occur automatically in the event of certain bankruptcy events.

On April 29, 2022, upon our entry into the Revolving Credit Facility, we terminated the AFCF Revolving Credit Agreement.

2027 Senior Notes

On November 3, 2021, we issued $100.0 million in aggregate principal amount of the 2027 Senior Notes. The 2027 Senior Notes accrue interest at a rate of 5.75% per annum. Interest on the 2027 Senior Notes is due semi-annually on May 1 and November 1 of each year, beginning on May 1, 2022. The net proceeds from the issuance of the 2027 Senior Notes were approximately $97.0 million, after deducting the initial purchasers’ discounts and commissions and estimated offering fees and expenses payable by us. We intend to use the net proceeds from the issuance of the 2027 Senior Notes (i) to fund loans related to unfunded commitments to existing borrowers, (ii) to originate and participate in commercial loans to companies operating in the cannabis industry that are consistent with our investment strategy and (iii) for working capital and other general corporate purposes. The terms of the 2027 Senior Notes are governed by the Indenture. Under the Indenture governing the 2027 Senior Notes, we are required to cause all of our existing and future subsidiaries to guarantee the 2027 Senior Notes, other than certain immaterial subsidiaries as set forth in the Indenture. As of March 31, 2022, the 2027 Senior Notes are not guaranteed by any of our subsidiaries.

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

The Indenture governing the 2027 Senior Notes contains customary terms and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional indebtedness unless the Annual Debt Service Charge (as defined in the Indenture) is no less than 1.5 to 1.0, (2) incur or maintain total debt in an aggregate principal amount greater than 60% of our consolidated Total Assets (as defined in the Indenture), (3) incur or maintain secured debt in an aggregate principal amount greater than 25% of our consolidated Total Assets (as defined in the Indenture); and (4) merge, consolidate or sell substantially all of our assets. In addition, the Indenture also provides for customary events of default. If any event of default occurs, any amount then outstanding under the Indenture may immediately become due and payable. These events of default are subject to a number of important exceptions and qualifications set forth in the Indenture. We were in compliance with the terms of the Indenture as of the date of this quarterly report.

Index
The table below sets forth the material terms of our outstanding senior notes as of the date of this quarterly report:

Senior Notes	Issue Date	Amount Outstanding	Interest Rate Coupon	Maturity Date	Interest Due Dates	Optional Redemption Date
2027 Senior Notes	November 3, 2021	$100.0 million	5.75%	May 1, 2027	May 1 and November 1	February 1, 2027

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

Debt Service

As of March 31, 2022, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.

Capital Markets

We may seek to raise further equity capital and issue debt securities in order to fund our future investments in loans.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Net Income	$10,162,120	$1,400,755
Adjustments to reconcile net income to net cash provided by (used in) operating activities and changes in operating assets and liabilities	(5,496,773)	970,030
Net cash provided by (used in) operating activities	4,665,347	2,370,785
Net cash provided by (used in) investing activities	(30,047,753)	(6,885,056)
Net cash provided by (used in) financing activities	(20,248,463)	121,684,423
Change in cash and cash equivalents	$(45,630,869)	$117,170,152

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2022 was approximately $4.7 million, compared to approximately $2.4 million for the same period in 2021. The increase from March 31, 2021 to March 31, 2022 was primarily due to an increase in net income of approximately $8.8 million, increase in accrued interest of approximately $1.4 million, offset by an increase in accretion of OID of approximately $(3.3) million, increase in PIK interest of approximately $(1.1) million, and decrease in the interest reserve balance of approximately $(4.1) million.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 was approximately $30.0 million, compared to approximately $6.9 million for the same period in 2021. The change was caused primarily by loan issuance and fundings of approximately $50.5 million in this period versus the Prior Period of approximately $7.1 million, offset by repayment of loans of approximately $20.4 million this period versus $0.1 million in the Prior Period, respectively.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities during the three months ended March 31, 2022 was approximately $20.2 million, compared to  net cash provided by financing activities of approximately $121.7 million for the same period in 2021. The change was caused primarily by the change in proceeds from the sale of common stock of approximately $63.9 million in this period versus approximately $127.0 million in the Prior Period as well as the repayments on the Revolving Credit Facility of approximately $75.0 million in the current period, versus $0 in the Prior Period.

Index
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements

Our contractual obligations as of March 31, 2022 and December 31, 2021 are as follows:

	As of March 31, 2022
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$49,438,020	-	-	-	$49,438,020
Total	$49,438,020	-	-	-	$49,438,020

	As of December 31, 2021
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$55,538,620	-	-	-	$55,538,620
Total	$55,538,620	-	-	-	$55,538,620

As of March 31, 2022 and December 31, 2021, all unfunded commitments relate to our total loan commitments and were available for funding in less than one year.

The Company also had the following contractual obligations as of March 31, 2022 and December 31, 2021 relating to the senior unsecured notes:

	As of March 31, 2022
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations (1)	$7,634,722	$11,500,000	$11,500,000	$100,958,333	$131,593,056
Total	$7,634,722	$11,500,000	$11,500,000	$100,958,333	$131,593,056

	As of December 31, 2021
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations (1)	$5,718,056	$11,500,000	$11,500,000	$102,875,000	$131,593,056
Total	$5,718,056	$11,500,000	$11,500,000	$102,875,000	$131,593,056

(1)	Amounts include projected interest payments during the period based on interest rates in effect as of March 31, 2022 and December 31, 2021, respectively.

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

Index
Dividends

We have elected to be taxed as a REIT for United States federal income tax purposes and, as such, intend to annually distribute to our stockholders at least 90% of our REIT taxable income, prior to the deduction for dividends paid and excluding our net capital gain. If we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of (i) 85% of our ordinary income for the calendar year, (ii) 95% of our capital gain net income for the calendar year and (iii) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. The stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If we determine that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we will accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned.

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

Critical Accounting Policies and Estimates

As of March 31, 2022, there were no significant changes in or changes in the application of our critical accounting policies or estimates from those presented in our Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, however this is mitigated to the extent our loans bear interest at a floating rate. As of March 31, 2022, a decrease of 50 bps or increase of 50 bps of the market yield would have resulted change in unrealized gain (loss) of approximately $0.5 million and $(0.5) million, respectively. As of March 31, 2022, we had five floating-rate loans, representing approximately 31% of our portfolio based on aggregate outstanding principal balances, subject to a weighted average LIBOR floor of approximately 1.0% with LIBOR quoted as 0.452%. We estimate that a hypothetical 100 basis points increase in LIBOR would result in an increase in annual interest income of approximately $0.5 million and a decrease in LIBOR would not affect our interest income due to the LIBOR floor on our loans. This assumes that the weighted average LIBOR floor of our floating-rate loans remains at approximately 1.0%.

Potential Impact of LIBOR Transition

As of March 31, 2022, five of our loans, representing approximately 31% of our portfolio based on aggregate outstanding principal balances, paid interest at a variable rate tied to LIBOR. If LIBOR is no longer available, our applicable loan documents generally allow us to choose a new index based upon comparable information. However, if LIBOR is no longer available, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our loans. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of loans that we are financing.

Index
Changes in Fair Value of Our Assets

We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our consolidated balance sheet. As of March 31, 2022 and December 31, 2021, three of our loans held for investment were carried at fair value within loans held at fair value in our consolidated balance sheets, with changes in fair value recorded through earnings.

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

Index
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

Our loan portfolio as of March 31, 2022 was concentrated with the top four borrowers representing approximately 69.4% of the aggregate outstanding principal balances and approximately 69.0% of the total loan commitments. Additionally, the industry is experiencing significant consolidation, which we expect to continue, among cannabis operations and certain of our borrowers may combine, increasing the concentration of our borrower portfolio with those consolidated operators. Our largest credit facility represented approximately 20.6% of our total loan commitments and approximately 23.2% of the aggregate outstanding principal balances of our portfolio as of March 31, 2022 and the borrower under this credit facility is Public Company F, a multi-state operator with real estate assets in several states, certain of which have been included as collateral in connection with the senior term loan. Our portion of the senior term loan provided to such borrower had an aggregate principal amount of $86.6 million outstanding as of March 31, 2022. This senior term loan accrues interest at a blended rate of 8.6% per annum, payable in cash, across the three tranches of the senior term loan facility. The Public Company F senior term loan is managed by a third-party agent, acting as sole lead arranger, administrative agent and collateral agent, which is an affiliate of one of the other lender parties.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, which replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”). We adopted ASU No. 2016-13 as of July 31, 2020, the date of our commencement of operations. Subsequent period increases and decreases to expected credit losses impact earnings and are recorded within provision for current expected credit losses in our consolidated statement of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASU No. 2016-13 is a valuation account that is deducted from the amortized cost basis of our loans held at carrying value and loans receivable at carrying value in our consolidated balance sheet. The CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within accounts payable and other liabilities in our consolidated balance sheet. Refer to Note 6 to our unaudited interim consolidated financial statements titled “Current Expected Credit Losses” for more information on CECL.

Index
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

Risk Management

To the extent consistent with maintaining our REIT qualification and our exemption from registration under the Investment Company Act, we seek to manage risk exposure by closely monitoring our portfolio and actively managing financing, interest rate, credit, prepayment and convexity (a measure of the sensitivity of the duration of a loan to changes in interest rates) risks associated with holding our portfolio. Generally, with the guidance and experience of our Manager:

•	we manage our portfolio through an interactive process with our Manager and service our self-originated loans through our Manager’s servicer;

•	we invest in a mix of floating- and fixed-rate loans to mitigate the interest rate risk associated with the financing of our portfolio;

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

Index
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of March 31, 2022, we were not subject to any material legal proceedings.

Item 1A.	Risk Factors

During the quarter ended March 31, 2022, there were no material changes to the Risk Factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended March 31, 2022.

Use of Proceeds

On January 10, 2022, we completed an underwritten offering of 3,000,000 shares of our common stock, at a price of $20.50 per share. Our gross proceeds from the offering were $61.5 million, before deducting underwriting discounts and commissions, a structuring fee and offering expenses. In connection with the offering, the underwriters were granted an over-allotment option to purchase up to an additional 450,000 shares of our common stock. On January 14, 2022, the underwriters partially exercised the over-allotment option with respect to 291,832 shares of common stock, which was completed on January 19, 2022. The underwriting commissions of approximately $3.5 million were reflected as a reduction of additional paid-in capital in the first quarter of fiscal year 2022. We incurred approximately $1.0 million of expenses in connection with the offering. After giving effect to the partial exercise of the over-allotment option, the total number of shares sold in the public offering was 3,291,832 shares and total gross proceeds, before deducting underwriting discounts and commissions, a structuring fee and other offering expenses, were approximately $67.5 million.

Repurchases of Common Stock

There were no issuer repurchases of common stock during the quarter ended March 31, 2022.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Index
Item 5.	Other Information

None.

Index
Item 6.	Exhibits

Exhibit No.	Document
3.1	Articles of Amendment and Restatement of AFC Gamma, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).
3.1A	Articles of Amendment, dated March 10, 2022 (filed as Exhibit 3.1A to the Company’s Annual Report on Form 10-K on March 10, 2022 and incorporated herein by reference).
3.4	Amended and Restated Bylaws of AFC Gamma, Inc. (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).
10.1A
First Amendment to Amended and Restated Management Agreement, dated March 10, 2022 by and between AFC Gamma, Inc. and AFC Management, LLC (filed as Exhibit 10.1A to the Company’s Annual Report on Form 10-K on March 10, 2022 and incorporated herein by reference).

10.7†
Loan and Security Agreement, dated April 29, 2022, by and among AFC Gamma, Inc., as Borrower, and the lenders that are party thereto (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on May 2, 2022 and incorporated herein by reference).

10.8
Open Market Sale Agreement, dated April 5, 2022, by among AFC Gamma, Inc., AFC Management, LLC, Jefferies LLC and JMP Securities LLC (filed as Exhibit 1.2 to the Company’s Registration Statement on Form S-3 on April 5, 2022 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith
** Furnished herewith
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

Date: May 10, 2022
AFC GAMMA, INC.

	By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

By:	/s/ Brett Kaufman
Brett Kaufman
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)