Form 10-Q
period 2022-06-30
AFC Gamma, Inc.
filed 2022-08-09
CIK 1822523

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-39995
AFC GAMMA, INC.
(Exact name of registrant as specified in its charter)

Maryland	85-1807125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
525 Okeechobee Blvd., Suite 1650, West Palm Beach, FL 33401
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at August 8, 2022
Common stock, $0.01 par value per share	19,857,872

Index
AFC GAMMA, INC.
TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AFC GAMMA, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Loans held for investment at fair value (cost of $93,940,582 and $74,913,157 at June 30, 2022 and December 31, 2021, respectively, net)	$95,199,132	$77,096,319
Debt securities available for sale held at fair value (cost of $16,050,000 at December 31, 2021)	—	15,881,250

Loans held for investment at carrying value, net	315,882,044	257,163,496
Loan receivable at carrying value, net	2,220,279	2,530,588
Current expected credit loss reserve	(5,018,072)	(2,431,558)
Loans held for investment at carrying value and loan receivable at carrying value, net of current expected credit loss reserve	313,084,251	257,262,526

Cash and cash equivalents	45,583,533	109,246,048
Interest receivable	4,797,315	4,412,938
Prepaid expenses and other assets	619,973	949,279
Total assets	$459,284,204	$464,848,360

Liabilities
Interest reserve	$5,186,615	$4,782,271
Accrued interest	958,333	991,840
Due to affiliate	6,140	—
Dividends payable	11,120,409	8,221,406
Current expected credit loss reserve	594,840	683,177
Accrued management and incentive fees	4,201,567	2,823,044
Accrued direct administrative expenses	1,205,793	1,324,457
Accounts payable and other liabilities	986,728	1,528,980
Senior notes payable, net	96,823,414	96,572,656
Line of credit payable to affiliate, net	—	74,845,355
Total liabilities	121,083,839	191,773,186
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at June 30, 2022 and December 31, 2021 and 125 shares issued and outstanding at June 30, 2022 and December 31, 2021	1	1
Common stock, par value $0.01 per share, 50,000,000 and 25,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively, and 19,857,872 and 16,442,812 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	197,933	163,866
Additional paid-in-capital	339,568,041	274,172,934
Accumulated other comprehensive income (loss)	—	(168,750)
Accumulated (deficit) earnings	(1,565,610)	(1,092,877)
Total shareholders’ equity	338,200,365	273,075,174

Total liabilities and shareholders’ equity	$459,284,204	$464,848,360
(See accompanying notes to the consolidated financial statements)

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue
Interest income	$21,651,207	$8,748,519	$40,287,060	$13,433,524
Interest expense	(1,747,004)	—	(3,447,119)	—
Net interest income	19,904,203	8,748,519	36,839,941	13,433,524
Expenses
Management and incentive fees, net (less rebate of $488,050, $182,707, $875,543 and $420,450, respectively)	4,201,568	2,078,871	8,048,781	2,955,533
General and administrative expenses	1,177,437	706,865	2,321,881	1,169,383
Stock-based compensation	117,397	11,457	1,107,420	1,610,572
Professional fees	293,311	194,594	692,679	330,047
Total expenses	5,789,713	2,991,787	12,170,761	6,065,535
Provision for current expected credit losses	(1,593,048)	(645,786)	(2,498,177)	(711,886)
Realized gains (losses) on sales of investments, net	—	—	450,000	—
Change in unrealized (losses) gains on loans at fair value, net	(1,005,454)	(483,159)	(924,611)	(627,561)
Net income before income taxes	11,515,988	4,627,787	21,696,392	6,028,542
Income tax expense	164,315	—	182,599	—
Net income	$11,351,673	$4,627,787	$21,513,793	$6,028,542

Earnings per common share:
Basic earnings per common share (in dollars per share)	$0.58	$0.34	$1.10	$0.58
Diluted earnings per common share (in dollars per share)	$0.57	$0.34	$1.10	$0.57

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding (in shares)	19,715,749	13,457,536	19,518,964	10,318,542
Diluted weighted average shares of common stock outstanding (in shares)	19,811,594	13,775,246	19,614,809	10,636,252
(See accompanying notes to the consolidated financial statements)

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$11,351,673	$4,627,787	$21,513,793	$6,028,542

Other comprehensive income (loss):
Reversal of unrealized loss to recognized loss on debt securities available for sale held at fair value	—	—	168,750	—
Total other comprehensive income (loss)	—	—	168,750	—
Total comprehensive income	$11,351,673	$4,627,787	$21,682,543	$6,028,542
(See accompanying notes to the consolidated financial statements)

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Three months ended June 30, 2022
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at March 31, 2022	$1	19,742,940	$196,784	$338,102,982	$—	$(1,789,374)	$336,510,393
Issuance of common stock, net of offering costs	—	114,932	1,149	1,347,662	—	—	1,348,811
Stock-based compensation	—	—	—	117,397	—	—	117,397
Dividends declared on common shares ($0.56 per share)	—	—	—	—	—	(11,120,409)	(11,120,409)
Dividends declared on preferred shares ($60 per share)	—	—	—	—	—	(7,500)	(7,500)
Net income	—	—	—	—	—	11,351,673	11,351,673
Balance at June 30, 2022	$1	19,857,872	$197,933	$339,568,041	$—	$(1,565,610)	$338,200,365

Three months ended June 30, 2021
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at March 31, 2021	$1	13,366,877	$133,669	$216,504,726	$—	$(306,391)	$216,332,005
Issuance of common stock, net of offering costs	—	2,750,000	27,500	52,544,886	—	—	52,572,386
Stock-based compensation	—	—	—	11,457	—	—	11,457
Dividends declared on common shares ($0.38 per share)	—	—	—	—	—	(5,079,413)	(5,079,413)
Dividends declared on preferred shares ($60 per share)	—	—	—	—	—	(7,500)	(7,500)
Net income	—	—	—	—	—	4,627,787	4,627,787
Balance at June 30, 2021	$1	16,116,877	$161,169	$269,061,069	$—	$(765,517)	$268,456,722
(See accompanying notes to the consolidated financial statements)

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Six months ended June 30, 2022
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2021	$1	16,442,812	$163,866	$274,172,934	$(168,750)	$(1,092,877)	$273,075,174
Issuance of common stock, net of offering costs	—	3,406,764	34,067	64,287,687	—	—	64,321,754
Stock-based compensation	—	8,296	—	1,107,420	—	—	1,107,420
Dividends declared on common shares ($1.11 per share)	—	—	—	—	—	(21,979,026)	(21,979,026)
Dividends declared on preferred shares ($60 per share)	—	—	—	—	—	(7,500)	(7,500)
Other comprehensive income (loss)	—	—	—	—	168,750	—	168,750
Net income	—	—	—	—	—	21,513,793	21,513,793
Balance at June 30, 2022	$1	19,857,872	$197,933	$339,568,041	$—	$(1,565,610)	$338,200,365

Six months ended June 30, 2021
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2020	$1	6,179,392	$61,794	$91,068,197	$—	$517,720	$91,647,712
Issuance of common stock, net of offering costs	—	9,937,485	99,375	176,382,300	—	—	176,481,675
Stock-based compensation	—	—	—	1,610,572	—	—	1,610,572
Dividends declared on common shares ($0.74 per share)	—	—	—	—	—	(7,304,279)	(7,304,279)
Dividends declared on preferred shares ($60 per share)	—	—	—	—	—	(7,500)	(7,500)
Net income	—	—	—	—	—	6,028,542	6,028,542
Balance at June 30, 2021	$1	16,116,877	$161,169	$269,061,069	$—	$(765,517)	$268,456,722
(See accompanying notes to the consolidated financial statements)

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2022	2021
Operating activities:
Net income	$21,513,793	$6,028,542
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for current expected credit losses	2,498,177	711,886
Realized (gains) losses on sale of investments, net	(450,000)	—
Change in unrealized losses (gains) on loans at fair value, net	924,611	627,561
Accretion of deferred loan original issue discount and other discounts	(8,337,513)	(2,275,032)
Amortization of deferred financing costs	507,883	—
Stock-based compensation	1,107,420	1,610,572
Payment-in-kind interest	(3,475,182)	(1,267,093)
Changes in operating assets and liabilities
Interest receivable	(384,377)	(223,377)
Prepaid expenses and other assets	226,826	(116,905)
Interest reserve	404,344	(702,887)
Accrued interest	(33,507)	—
Accrued management and incentive fees, net	1,378,523	1,856,744
Accrued direct administrative expenses	(118,664)	(19,732)
Accounts payable and other liabilities	(536,112)	1,265,608
Net cash provided by (used in) operating activities	15,226,222	7,495,887

Cash flows from investing activities:
Issuance of and fundings on loans	(103,799,812)	(76,918,926)
Proceeds from sales of Assigned Rights	—	2,313,130
Proceeds from sales of loans	10,600,000	—
Sale of available-for-sale debt securities	15,900,000	—
Principal repayment of loans	28,176,844	12,921,065
Net cash provided by (used in) investing activities	(49,122,968)	(61,684,731)

Cash flows from financing activities:
Proceeds from sale of common stock	65,971,445	180,277,500
Payment of offering costs - equity offering	(1,649,691)	(3,795,825)
Dividends paid to common and preferred shareholders	(19,087,523)	(7,311,779)
Repayment on the line of credit	(75,000,000)	—
Net cash provided by (used in) financing activities	(29,765,769)	169,169,896

Net (decrease) increase in cash and cash equivalents	(63,662,515)	114,981,052
Cash and cash equivalents, beginning of period	109,246,048	9,623,820
Cash and cash equivalents, end of period	$45,583,533	$124,604,872

Supplemental disclosure of non-cash activity:
Interest reserve withheld from funding of loans	$—	$4,925,000
OID withheld from funding of loans	$4,682,675	$8,075,730
Change in other comprehensive income (loss) during the period	$168,750	$—
Dividends declared and not yet paid	$11,120,409	$—

Supplemental information:
Interest paid during the period	$2,972,743	$—
Income taxes paid during the period	$40,588	$—
(See accompanying notes to the consolidated financial statements)

Index
AFC GAMMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2022
(unaudited)
1.    ORGANIZATION
AFC Gamma, Inc. (the “Company” or “AFCG”) is an institutional lender to the cannabis industry that was founded in July 2020 by a veteran team of investment professionals. The Company originates, structures, underwrites, and invests in senior secured loans and other types of loans and debt securities for cannabis industry operators in states that have legalized medical and/or adult-use cannabis.
The Company is a Maryland corporation and completed its initial public offering (the “IPO”) in March 2021. The Company is externally managed by AFC Management, LLC (the Company’s “Manager”), a Delaware limited liability company, pursuant to the terms of the Amended and Restated Management Agreement, dated March 10, 2022 (as amended, the “Management Agreement”). The Company’s wholly-owned subsidiary, AFCG TRS1, LLC (“TRS1”), a Delaware limited liability company, operates as a taxable real estate investment trust subsidiary (a “TRS”). TRS1 began operating in July 2021, and the financial statements of TRS1 have been consolidated within the Company’s consolidated financial statements beginning with the quarter ended September 30, 2021.
The Company operates as one operating segment and is primarily focused on financing senior secured loans and other types of loans to cannabis industry operators in states where medical and/or adult-use cannabis is legal. These loans are generally held for investment and are secured, directly or indirectly, by real estate, equipment, the value associated with licenses and/or other assets of borrowers depending on the applicable laws and regulations governing such borrowers.
The Company has elected to be taxed as a real estate investment trust (“REIT”) for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2020. The Company generally will not be subject to United States federal income taxes on its REIT taxable income as long as it annually distributes all of its REIT taxable income prior to the deduction for dividends paid to shareholders and complies with various other requirements as a REIT.
2.    SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and results of operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC.
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
Investment in Marketable Securities
Marketable debt securities in the Company’s portfolio are recorded at fair value and unrealized gains or losses are excluded from net income on the consolidated statement of operations and reported as a component of accumulated other comprehensive income within shareholders’ equity.

Index
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the valuation of loans held for investment at fair value and current expected credit losses (“CECL”).
Over the course of the coronavirus (“COVID-19”) pandemic, medical cannabis companies have been deemed “essential” by almost all states with legalized cannabis and stay-at-home orders. Consequently, the impact of the COVID-19 pandemic and the related regulatory and private sector response on our financial and operating results for the periods ended June 30, 2022 and 2021 was somewhat mitigated as all of our borrowers were permitted to continue to operate during this pandemic. Regardless, the full extent of the economic impact of the business disruptions caused by COVID-19 is uncertain. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving, and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including the regulated cannabis industry. Although most of these measures have been lifted or scaled back, surges of COVID-19 in certain parts of the world, including the United States, have resulted and may in the future result in the re-imposition of certain restrictions and may lead to more restrictions to reduce the spread of COVID-19. The full effect that these disruptions may have on the operations and financial performance of the Company will depend on future developments, including possible impacts on the performance of the Company’s loans, general business activity, and ability to generate revenue, which cannot be determined.
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
In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU No. 2021-01 is effective immediately for all entities. An entity may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. If an entity elects to apply any of the amendments for an eligible hedging relationship, any adjustments as a result of those elections must be reflected as of the date the entity applies the election. They do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship including periods after December 31, 2022. The Company is currently evaluating the impact, if any, of this ASU on its consolidated financial statements.
3.    LOANS HELD FOR INVESTMENT AT FAIR VALUE
As of June 30, 2022 and December 31, 2021, the Company’s portfolio included three loans held at fair value. The aggregate originated commitment under these loans was approximately $96.2 million and $75.9 million, respectively, and outstanding principal was approximately $96.4 million and $77.6 million, as of June 30, 2022 and December 31, 2021, respectively. For the six months ended June 30, 2022, the Company funded approximately $17.3 million of additional principal and had no repayments. As of June 30, 2022 and December 31, 2021, none of the Company’s loans held at fair value had floating interest rates.

Index
The following tables summarize the Company’s loans held at fair value as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
	Fair Value (1)	Carrying Value (2)	Outstanding Principal (2)	Weighted Average Remaining Life (Years) (3)

Senior term loans	$95,199,132	$93,940,582	$96,382,983	1.7
Total loans held at fair value	$95,199,132	$93,940,582	$96,382,983	1.7

	As of December 31, 2021
	Fair Value (1)	Carrying Value (2)	Outstanding Principal (2)	Weighted Average Remaining Life (Years) (3)

Senior term loans	$77,096,319	$74,913,157	$77,630,742	2.2
Total loans held at fair value	$77,096,319	$74,913,157	$77,630,742	2.2
(1)Refer to Note 14 to the Company's unaudited consolidated financial statements.
(2)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs.
(3)Weighted average remaining life is calculated based on the fair value of the loans as of June 30, 2022 and December 31, 2021.
The following table presents changes in loans held at fair value as of and for the six months ended June 30, 2022:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2021	$77,630,742	$(2,717,584)	$2,183,161	$77,096,319
Change in unrealized (losses) gains on loans at fair value, net	—	—	(924,611)	(924,611)
New fundings	17,285,000	(429,275)	—	16,855,725
Accretion of original issue discount	—	704,458	—	704,458
PIK interest	1,467,241	—	—	1,467,241
Total loans held at fair value at June 30, 2022	$96,382,983	$(2,442,401)	$1,258,550	$95,199,132
A more detailed listing of the Company’s loans held at fair value portfolio based on information available as of June 30, 2022 is as follows:

	Collateral Location	Collateral Type (1)	Fair Value (2)	Carrying Value (3)	Outstanding Principal (3)	Interest Rate		Maturity Date (4)	Payment Terms (5)

Private Co. A	AZ, MI, MD, MA	C, D	$79,320,829	$78,314,293	$80,301,694	15.5%	(6)	5/8/2024	P/I
Public Co. A	NV	C	3,009,582	3,069,437	3,069,437	14.0%	(7)	1/26/2023	I/O
Private Co. B	MI	C	12,868,721	12,556,852	13,011,852	17.0%	(8)	9/1/2023	P/I
Total loans held at fair value			$95,199,132	$93,940,582	$96,382,983
(1)C = Cultivation Facilities, D = Dispensary/Retail Facilities.
(2)Refer to Note 14 to the Company’s unaudited consolidated financial statements.

Index
(3)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of OID and loan origination costs.
(4)Certain loans are subject to contractual extension options and may be subject to performance based or other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.
(5)I/O = interest-only, P/I = principal and interest. P/I loans may include interest-only periods for a portion of the loan term.
(6)Base weighted interest rate of 12.8% and payment-in-kind (“PIK”) interest rate of 2.7%.
(7)Base interest rate of 10% and PIK interest rate of 4%.
(8)Base interest rate of 13% and PIK interest rate of 4%.
4.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of June 30, 2022 and December 31, 2021, the Company’s portfolio included nine and twelve loans, respectively, held at carrying value. The aggregate originated commitment amount under these loans was approximately $383.0 million and $324.3 million, respectively, and outstanding principal was approximately $326.2 million and $270.8 million, as of June 30, 2022 and December 31, 2021, respectively. For the six months ended June 30, 2022, the Company funded approximately $116.2 million of outstanding principal. As of June 30, 2022 and December 31, 2021, approximately 38% and 48%, respectively, of the Company’s loans held at carrying value have floating interest rates. As of June 30, 2022, these floating benchmark rates include one-month LIBOR subject to a weighted average floor of 1.0% and quoted at 1.787%, one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 1.0% and quoted at 1.686% and U.S. Prime Rate subjected to a weighted average floor of 4.0% quoted at 4.750%.
The following tables summarize the Company’s loans held at carrying value as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)

Senior term loans	$326,181,229	$(10,299,185)	$315,882,044	2.9
Total loans held at carrying value	$326,181,229	$(10,299,185)	$315,882,044	2.9

	As of December 31, 2021
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)

Senior term loans	$270,841,715	$(13,678,219)	$257,163,496	3.4
Total loans held at carrying value	$270,841,715	$(13,678,219)	$257,163,496	3.4

(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of June 30, 2022 and December 31, 2021.

Index
The following table presents changes in loans held at carrying value as of and for the six months ended June 30, 2022:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2021	$270,841,715	$(13,678,219)	$257,163,496
New fundings	116,200,972	(4,253,401)	111,947,571
Accretion of original issue discount	—	7,632,435	7,632,435
Loan repayments	(52,014,211)	—	(52,014,211)
Sale of loans	(10,000,000)	—	(10,000,000)
PIK interest	1,981,755	—	1,981,755
Loan amortization payments	(829,002)	—	(829,002)
Total loans held at carrying value at June 30, 2022	$326,181,229	$(10,299,185)	$315,882,044
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of June 30, 2022 is as follows:

	Collateral Location	Collateral Type (1)	Outstanding Principal (2)	Original Issue Discount	Carrying Value (2)	Interest Rate		Maturity Date (3)	Payment Terms (4)

Private Co. C	PA	C, D	$24,534,371	$(658,414)	$23,875,957	17.8%	(5)	12/01/2025	P/I
Sub. of Private Co. G	NJ	C, D	55,349,240	(2,089,607)	53,259,633	14.9%	(6)	05/01/2026	P/I
Public Co. F	AR, AZ, IL, FL, NV, OH, MA, MI, MD, NV	C, D	86,600,000	(1,184,533)	85,415,467	8.6%	(7)	05/30/2023	I/O
Sub. of Private Co. H	IL	C	5,781,250	(66,732)	5,714,518	15.0%	(8)	05/11/2023	I/O
Private Co. K	MA	C, D	9,730,000	(965,656)	8,764,344	13.7%	(9)	05/03/2027	P/I
Private Co. I	MD	C, D	10,661,155	(189,629)	10,471,526	16.3%	(10)	08/01/2026	P/I
Private Co. J	MO	C	23,525,213	(623,185)	22,902,028	17.8%	(11)	09/01/2025	P/I
Sub. of Public Co. H	IA, IL, MI, NJ, PA	C, D	60,000,000	(2,057,143)	57,942,857	9.8%	(12)	01/01/2026	I/O
Private Co. L	MO, NJ, OH	C, D	50,000,000	(2,464,286)	47,535,714	12.0%	(13)	05/01/2026	P/I
Total loans held at carrying value			$326,181,229	$(10,299,185)	$315,882,044
(1)C = Cultivation Facilities, D = Dispensary/Retail Facilities.
(2)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(3)Certain loans are subject to contractual extension options and may be subject to performance based or other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.
(4)I/O = interest-only, P/I = principal and interest. P/I loans may include interest-only periods for a portion of the loan term.
(5)Base interest rate of 9.0% plus Prime (Prime floor of 4.0%) and PIK interest rate of 4.0%.
(6)Base weighted average interest rate of 11.5% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 1.8%.
(7)Base weighted average interest rate of 8.6%.
(8)Base interest rate of 15.0%.
(9)Base interest rate of 12.0% plus SOFR (SOFR floor of 1.0%)
(10)Base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 2.5%.
(11)Base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 4.0%.
(12)Base interest rate of 9.8%.
(13)Base interest rate of 12.0%.

Index
5.    LOAN RECEIVABLE AT CARRYING VALUE
As of June 30, 2022 and December 31, 2021, the Company’s portfolio included one loan receivable at carrying value. The originated commitment under this loan was approximately $4.0 million and outstanding principal was approximately $2.2 million and $2.5 million as of June 30, 2022 and December 31, 2021, respectively. During the six months ended June 30, 2022, the Company received repayments of approximately $0.3 million of outstanding principal.
The following table presents changes in loans receivable as of and for the six months ended June 30, 2022:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable at carrying value at December 31, 2021	$2,533,266	$(2,678)	$2,530,588
Principal repayment of loans	(337,114)	—	(337,114)
Accretion of original issue discount	—	618	618
PIK interest	26,187	—	26,187
Total loan receivable at carrying value at June 30, 2022	$2,222,339	$(2,060)	$2,220,279
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
As of June 30, 2022 and December 31, 2021, the Company’s CECL Reserve for its loans held at carrying value and loan receivable at carrying value is approximately $5.6 million and $3.1 million, respectively, or 176 and 120 basis points, respectively, of the Company’s total loans held at carrying value and loans receivable at carrying value of approximately $318.1 million and $259.7 million, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loans receivable at carrying value of approximately $5.0 million and $2.4 million, respectively, and a liability for unfunded commitments of approximately $0.6 million and $0.7 million, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

Index
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the three and six months ended June 30, 2022 was as follows:

	Outstanding (1)	Unfunded (2)	Total
Balance at March 31, 2022	$3,390,676	$629,188	$4,019,864
Provision for current expected credit losses	1,627,396	(34,348)	1,593,048
Write-offs	—	—	—
Recoveries	—	—	—
Balance at June 30, 2022	$5,018,072	$594,840	$5,612,912

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2021	$2,431,558	$683,177	$3,114,735
Provision for current expected credit losses	2,586,514	(88,337)	2,498,177
Write-offs	—	—	—
Recoveries	—	—	—
Balance at June 30, 2022	$5,018,072	$594,840	$5,612,912
(1)As of June 30, 2022 and December 31, 2021, the CECL Reserve related to outstanding balances on loans at carrying value and loans receivable at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)As of June 30, 2022 and December 31, 2021, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.
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

Rating	Definition
1	Very Low Risk — Materially exceeds performance metrics included in original or current credit underwriting and business plan
2	Low Risk — Collateral and business performance exceeds substantially all performance metrics included in original or current credit underwriting and business plan
3	Medium Risk — Collateral and business performance meets, or is on track to meet underwriting expectations; business plan is met or can reasonably be achieved
4	High Risk/ Potential for Loss — Collateral performance falls short of underwriting, material differences from business plans, defaults may exist, or may soon exist absent material improvement. Risk of recovery of interest exists
5	Impaired/ Loss Likely — Performance is significantly worse than underwriting with major variances from business plan observed. Loan covenants or financial milestones have been breached; exit from loan or refinancing is uncertain. Full recovery of principal is unlikely
The risk ratings are primarily based on historical data as well as taking into account future economic conditions.

Index
As of June 30, 2022, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value and loans receivable at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2022	2021	2020	Total
1	$—	$—	$—	$—
2	26,103,466	59,312,000	—	85,415,466
3	56,300,058	116,917,010	26,096,236	199,313,304
4	—	33,373,553	—	33,373,553
5	—	—	—	—
Total	$82,403,524	$209,602,563	$26,096,236	$318,102,323
7.    INTEREST RECEIVABLE
The following table summarizes the interest receivable by the Company as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021

Interest receivable	$4,072,292	$3,562,566
PIK receivable	546,790	554,357
Unused fees receivable	178,233	296,015
Total interest receivable	$4,797,315	$4,412,938
8.    INTEREST RESERVE
At June 30, 2022 and December 31, 2021, the Company had two and seven loans, respectively, that included a loan-funded interest reserve. For the three and six months ended June 30, 2022, approximately $1.4 million and $5.6 million, respectively, of aggregate interest income was earned and disbursed from the interest reserves.
The following table presents changes in the interest reserve as of and for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Beginning reserves	$607,163	$3,243,484	$4,782,271	$1,325,750
New reserves	6,000,000	2,925,000	6,000,000	4,925,000
Reserves disbursed	(1,420,548)	(620,621)	(5,595,656)	(702,887)
Ending reserves	$5,186,615	$5,547,863	$5,186,615	$5,547,863
9.    DEBT
Revolving Credit Facility
On April 29, 2022, the Company entered into the Loan and Security Agreement (the “Revolving Credit Agreement”) by and among the Company, the other loan parties from time to time party thereto, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto, pursuant to which, the Company obtained a $60.0 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of April 29, 2025.
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions (which may be increased to up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2)

Index
4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. The Company incurred a one-time commitment fee expense of approximately $0.5 million, which is amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, to be paid semi-annually in arrears, which will be included within interest expense in the Company’s consolidated statements of operations. For the three and six months ended June 30, 2022, the Company had not drawn on the Revolving Credit Facility or incurred any interest expense related to the Revolving Credit Facility.
The obligations of the Company under the Revolving Credit Facility are secured by certain assets of the Company comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, the Company is subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.5 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of the Company and its subsidiaries.
Termination of AFC Finance Revolving Credit Facility
In July 2020, the Company obtained a secured revolving credit line (the “AFCF Revolving Credit Facility”) from AFC Finance, LLC and Gamma Lending HoldCo LLC, each affiliates of the Company’s management, secured by the assets of the Company. The AFCF Revolving Credit Facility originally had a loan commitment of $40.0 million at an interest rate of 8% per annum, payable in cash in arrears. The maturity date of the AFCF Revolving Credit Facility was the earlier of (i) July 31, 2021 and (ii) the date of the closing of any credit facility where the proceeds are incurred to refund, refinance or replace the AFCF Revolving Credit Agreement, in accordance with terms of the credit agreement governing the AFCF Revolving Credit Facility (the “AFCF Revolving Credit Agreement”).
On May 7, 2021, the Company amended the AFCF Revolving Credit Agreement (the “First Amendment”). The First Amendment (i) increased the loan commitment from $40.0 million to $50.0 million, (ii) decreased the interest rate from 8% per annum to 6% per annum, (iii) removed Gamma Lending Holdco LLC as a lender and (iv) extended the maturity date from July 31, 2021 to the earlier of (A) December 31, 2021 or (B) the date of the closing of any refinancing credit facility.
On November 3, 2021, the Company entered into the Second Amendment to the AFCF Revolving Credit Agreement (the “Second Amendment”). Under the Second Amendment, payments to AFC Finance, LLC for interest, commitment fees and unused fees (net applicable taxes) were required to be paid directly or indirectly through AFC Finance, LLC to charitable organizations designated by AFC Finance, LLC. The Second Amendment also (i) increased the loan commitment from $50.0 million to $75.0 million (ii) decreased the interest rate from 6% per annum to 4.75% per annum; (iii) introduced a one-time commitment fee of 0.25%, to be paid in three equal quarterly installments, and an unused line fee of 0.25% per annum, to be paid quarterly in arrears; (iv) provided an optional buyout provision for the holders of the 2027 Senior Notes upon an event of default under the AFCF Revolving Credit Agreement; (v) extended the fixed element of the maturity date from December 31, 2021 to September 30, 2022. Pursuant to the Second Amendment, the Company incurred a one-time commitment fee expense of $187,500 in November 2021, payable in three quarterly installments that began in the first quarter of 2022, which is amortized over the life of the loan. As of June 30, 2022 and December 31, 2021, the outstanding loan balance under the AFCF Revolving Credit Facility was $0.0 million and $75.0 million, respectively. All borrowings that were previously outstanding as of December 31, 2021 were repaid in full on January 3, 2022. For the three and six months ended June 30, 2022, the Company incurred interest expense on the AFCF Revolving Credit Facility of $0 and $19,792, respectively. For the three and six months ended June 30, 2021, the Company did not incur any interest expense on the AFCF Revolving Credit Facility.
On April 29, 2022, upon the Company’s entry into the Revolving Credit Facility, the Company terminated the AFCF Revolving Credit Agreement. In connection with the termination, the Company paid the remaining amount of the commitment fee outstanding of approximately $0.1 million and accelerated the remaining deferred financing costs of approximately $0.1 million. There were no other payments, premiums or penalties required to be paid in connection with the termination.
2027 Senior Notes
On November 3, 2021, the Company issued $100.0 million in aggregate principal amount of senior unsecured notes due in May 2027 (the “2027 Senior Notes”). The 2027 Senior Notes accrue interest at a rate of 5.75% per annum. Interest on the 2027 Senior Notes is due semi-annually on May 1 and November 1 of each year, beginning on May 1, 2022. The net proceeds from the offering were approximately $97.0 million, after deducting the initial purchasers’ discounts and commissions and estimated offering fees and expenses payable by the Company. The Company intends to use the proceeds from the issuance of the 2027 Senior Notes (i) to fund loans related to unfunded commitments to existing borrowers, (ii) to originate and participate in commercial loans to companies operating in the cannabis industry that are consistent with the

Index
Company’s investment strategy and (iii) for working capital and other general corporate purposes. The terms of the 2027 Senior Notes are governed by an indenture, dated November 3, 2021, among us, as issuer, and TMI Trust Company, as trustee (the “Indenture”).
Under the Indenture, the Company is required to cause all of its existing and future subsidiaries to guarantee the 2027 Senior Notes, other than certain immaterial subsidiaries as set forth in the Indenture. Subsequent to the Company’s investment in the senior secured loan to Private Company I being transferred to TRS1 on April 1, 2022, TRS1 was added as a subsidiary guarantor under the Indenture. As of June 30, 2022, the 2027 Senior Notes are guaranteed by TRS1.
Prior to February 1, 2027, the Company may redeem the 2027 Senior Notes in whole or in part at a price equal to the greater of 100% of the principal amount of the 2027 Senior Notes being redeemed or a make-whole premium set forth in the Indenture, plus accrued and unpaid interest thereon to, but excluding, the applicable redemption date. On or after February 1, 2027, we may redeem the 2027 Senior Notes in whole or in part at a price equal to 100% of the principal amount of the 2027 Senior Notes being redeemed, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The Indenture also requires us to offer to purchase all of the 2027 Senior Notes at a purchase price equal to 101% of the principal amount of the 2027 Senior Notes, plus accrued and unpaid interest if a ‘‘change of control triggering event’’ (as defined in the Indenture) occurs.
The Indenture contains customary terms and restrictions, subject to a number of exceptions and qualifications, including restrictions on the Company’s ability to (1) incur additional indebtedness unless the Annual Debt Service Charge (as defined in the Indenture) is no less than 1.5 to 1.0, (2) incur or maintain total debt in an aggregate principal amount greater than 60% of the Company’s consolidated Total Assets (as defined in the Indenture), (3) incur or maintain secured debt in an aggregate principal amount greater than 25% of the Company’s consolidated Total Assets (as defined in the Indenture); and (4) merge, consolidate or sell substantially all of the Company’s assets. In addition, the Indenture also provides for customary events of default. If any event of default occurs, any amount then outstanding under the Indenture may immediately become due and payable. These events of default are subject to a number of important exceptions and qualifications set forth in the Indenture.
The 2027 Senior Notes are due on May 1, 2027. Scheduled principal payments on the 2027 Senior Notes as of June 30, 2022 are as follows:

2027 Senior Notes
Year
2022 (remaining)	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	100,000,000
Total principal	$100,000,000

The following table reflects a summary of interest expense incurred during the three and six months ended June 30, 2022. There was no interest expense incurred during the three and six months ended June 30, 2021.

	Three months ended June 30, 2022
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$1,437,499	$—	$—	$1,437,499
Unused fee expense	—	—	14,583	14,583
Amortization of deferred financing costs	163,779	27,480	103,663	294,922
Total interest expense	$1,601,278	$27,480	$118,246	$1,747,004

Index

	Six months ended June 30, 2022
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$2,859,027	$—	$19,792	$2,878,819
Unused fee expense	—	—	60,417	60,417
Amortization of deferred financing costs	325,758	27,480	154,645	507,883
Total interest expense	$3,184,785	$27,480	$234,854	$3,447,119
10.    COMMITMENTS AND CONTINGENCIES
As of June 30, 2022 and December 31, 2021, the Company had the following commitments to fund various senior term loans, investment in debt securities, equipment loans and bridge loans:

	As of June 30, 2022	As of December 31, 2021

Total original loan commitments	$483,181,394	$419,198,125
Less: drawn commitments	(421,199,287)	(363,659,505)
Total undrawn commitments	$61,982,107	$55,538,620
The Company from time to time may be a party to litigation in the normal course of business. As of June 30, 2022, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.
The Company provides loans to companies operating in the cannabis industry which involves significant risks, including the risk of strict enforcement against the Company’s borrowers of the federal illegality of cannabis, the Company’s borrowers’ inability to renew or otherwise maintain their licenses or other requisite authorizations for their cannabis operations, and such loans lack of liquidity, and the Company could lose all or part of any of the Company’s loans.
The Company’s ability to grow or maintain its business depends on state laws pertaining to the cannabis industry. New laws that are adverse to the Company’s borrowers may be enacted, and current favorable state or national laws or enforcement guidelines relating to cultivation, production and distribution of cannabis may be modified or eliminated in the future, which would impede the Company’s ability to grow and could materially adversely affect the Company’s business.
Management’s plan to mitigate risks include monitoring the legal landscape as deemed appropriate. Also, should a loan default or otherwise be seized, the Company may be prohibited from owning cannabis assets and thus could not take possession of collateral, in which case the Company would look to sell the loan, which could result in the Company realizing a loss on the transaction.
11.    SHAREHOLDERS’ EQUITY
Series A Preferred Stock
As of June 30, 2022 and December 31, 2021, the Company has authorized 10,000 preferred shares and issued 125 of the preferred shares designated as 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”).
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

Index
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
Upon written notice to each record holder of the Series A Preferred Stock as to the effective date of redemption, the Company may redeem the shares of the outstanding Series A Preferred Stock at the Company’s option, in whole or in part, at any time for cash at a redemption price equal to $1,000 per share, for a total of $125,000 for the 125 shares outstanding, plus all accrued and unpaid dividends thereon up to and including the date fixed for redemption. Shares of the Series A Preferred Stock that are redeemed shall no longer be deemed outstanding shares of the Company and all rights of the holders of such shares will terminate.
Common Stock
The Board of Directors of the Company (the “Board”) approved a seven-for-one stock split of the Company’s common stock effective on January 25, 2021. All common shares, stock options, and per share information presented in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis for all periods presented, including reclassifying an amount equal to the increase in par value of common stock from additional paid-in capital. There was no change in the par value of the Company’s common stock. Upon consummation of the Company’s IPO, any shareholder that held fractional shares received cash in lieu of such fractional shares based on the public offering price of the shares of the Company’s common stock at IPO. This resulted in the reduction of 15 shares issued and outstanding.
On March 23, 2021, the Company completed its IPO of 6,250,000 shares of its common stock at a price of $19.00 per share, raising approximately $118.8 million in gross proceeds. The underwriters also exercised their over-allotment option to purchase up to an additional 937,500 shares of the Company’s common stock at a price of $19.00 per share, which was completed on March 26, 2021, raising approximately $17.8 million in additional gross proceeds. The underwriting commissions of approximately $8.3 million and $1.2 million, respectively, are reflected as a reduction of additional paid-in capital on the consolidated statements of shareholders’ equity. The Company incurred approximately $3.1 million of expenses in connection with the IPO, which is reflected as a reduction in additional paid-in capital. The net proceeds to the Company totaled approximately $123.9 million.
On June 28, 2021, the Company completed an offering of 2,750,000 shares of its common stock at a price of $20.50 per share, raising approximately $56.4 million in gross proceeds. The underwriting commissions of approximately $3.1 million are reflected as a reduction of additional paid-in capital on the consolidated statements of shareholders’ equity. The Company incurred approximately $0.7 million of expenses in connection with the offering, which is reflected as a reduction in additional paid-in capital. The net proceeds to the Company totaled approximately $52.6 million.
On July 6, 2021, the underwriters partially exercised their over-allotment option to purchase 269,650 shares of the Company’s common stock at a price of $20.50 per share raising approximately $5.5 million in additional gross proceeds or approximately $5.2 million in net proceeds after underwriting commissions of approximately $0.3 million, which is reflected as a reduction of additional paid-in capital on the consolidated statements of shareholders’ equity.
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

Index
Shelf Registration Statement
On April 5, 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-264144) (the “Shelf Registration Statement”), which was declared effective on April 18, 2022. Under the Shelf Registration Statement, the Company may, from time to time, issue and sell up to $1.0 billion of the Company’s common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of the Company’s common stock or preferred stock.
At-the-Market Offering Program (“ATM Program”)
On April 5, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC and JMP Securities LLC, as Sales Agents, under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $75.0 million. Under the terms of the Sales Agreement, the Company has agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). During the three and six months ended June 30, 2022, the Company sold an aggregate of 114,932 shares of the Company’s common stock under the Sales Agreement at an average price of $18.08 per share. The sales generated net proceeds of approximately $1.3 million.
As of June 30, 2022, the shares of common stock sold under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.
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
During the first quarter of 2022, the Company’s Board of Directors approved grants of restricted stock and stock options to the Company’s directors and officers, as well as employees of the Manager. In January 2022, the Company granted an aggregate of 8,296 shares of restricted stock and 742,000 stock options to certain of our officers and other eligible persons. The restricted stock granted under the 2020 Stock Incentive Plan vest over a four-year period with approximately 33% vesting on each of the second, third and fourth anniversaries of the vesting commencement date. The stock options granted under the 2020 Stock Incentive Plan have a strike price of $20.18 and contain vesting periods that vary from immediately vested to vesting over a four-year period. As of June 30, 2022, there were 2,380,687 shares of common stock granted under the 2020 Plan, underlying 2,316,106 options and 64,581 shares of restricted stock.
As of June 30, 2022, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2020 Plan (the “Share Limit”) equals 2,742,641 shares, which is an increase of 11,493 shares compared to March 31, 2022. This Share Limit increased in the second quarter of 2022 under the evergreen provision in the 2020 Plan in connection with the shares issued under the ATM Program during such time. Shares that are subject to or underlie awards that expire or for any reason are cancelled, terminated, forfeited, fail to vest, or for any other reason are not paid or delivered under the 2020 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan.

Index
The following table summarizes the (i) non-vested options granted, (ii) vested options granted and (iii) forfeited options granted for the Company’s directors and officers and employees of the Manager as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021
Non-vested	325,114	183,114
Vested	2,049,518	1,449,518
Forfeited	(58,526)	(28,396)
Balance	2,316,106	1,604,236
The Company uses the Black-Scholes option pricing model to value stock options in determining the stock-based compensation expense. Forfeitures are recognized as they occur. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield was based on the Company’s expected dividend yield at grant date. Expected volatility is based on the estimated average volatility of similar companies due to the lack of historical volatilities of the Company’s common stock. Restricted stock grant expense is based on the Company’s stock price at the time of the grant and amortized over the vesting period. The stock-based compensation expense for the Company was $117,397 and $1,107,420 for the three and six months ended June 30, 2022, respectively, and $11,457 and $1,610,572 for the three and six months ended June 30, 2021, respectively.
The following table presents the assumptions used in the option pricing model of options granted under the 2020 Plan:

Assumptions	Range
Expected volatility	40% - 50%
Expected dividend yield	10% - 20%
Risk-free interest rate	0.5% - 2.0%
Expected forfeiture rate	0%
The following tables summarize stock option activity during the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30, 2022	Weighted Average Grant Date Fair Value Per Option
Balance as of March 31, 2022	2,321,106	$1.21
Granted	—	—
Exercised	—	—
Forfeited	(5,000)	1.43
Balance as of June 30, 2022	2,316,106	$1.21

	Three months ended June 30, 2021	Weighted Average Grant Date Fair Value Per Option
Balance as of March 31, 2021	1,616,098	$1.08
Granted	—	—
Exercised	—	—
Forfeited	(3,000)	1.31
Balance as of June 30, 2021	1,613,098	$1.08

Index

	Six months ended June 30, 2022	Weighted Average Grant Date Fair Value Per Option
Balance as of December 31, 2021	1,604,236	$1.08
Granted	742,000	1.46
Exercised	—	—
Forfeited	(30,130)	1.05
Balance as of June 30, 2022	2,316,106	$1.21

	Six months ended June 30, 2021	Weighted Average Grant Date Fair Value Per Option
Balance as of December 31, 2020	926,898	$0.91
Granted	689,200	1.31
Exercised	—	—
Forfeited	(3,000)	1.31
Balance as of June 30, 2021	1,613,098	$1.08
The following table summarizes the (i) non-vested restricted stock granted, (ii) vested restricted stock granted and (iii) forfeited restricted stock granted for the Company’s directors and officers and employees of the Manager as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021
Non-vested	64,581	56,285
Vested	—	—
Forfeited	—	—
Balance	64,581	56,285
The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The following tables summarize the restricted stock activity during the three and six months ended June 30, 2022 and 2021:

Three months ended June 30, 2022
Balance as of March 31, 2022	64,581
Granted	—
Exercised	—
Forfeited	—
Balance as of June 30, 2022	64,581

Three months ended June 30, 2021
Balance as of March 31, 2021	—
Granted	—
Exercised	—
Forfeited	—
Balance as of June 30, 2021	—

Index

Six months ended June 30, 2022
Balance as of December 31, 2021	56,285
Granted	8,296
Exercised	—
Forfeited	—
Balance as of June 30, 2022	64,581

Six months ended June 30, 2021
Balance as of December 31, 2020	—
Granted	—
Exercised	—
Forfeited	—
Balance as of June 30, 2021	—

12.    EARNINGS PER SHARE
The following information sets forth the computations of basic and diluted weighted average earnings per common share for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income attributable to common shareholders	$11,351,673	$4,627,787	$21,513,793	$6,028,542
Divided by:
Basic weighted average shares of common stock outstanding	19,715,749	13,457,536	19,518,964	10,318,542
Diluted weighted average shares of common stock outstanding	19,811,594	13,775,246	19,614,809	10,636,252
Basic weighted average earnings per common share	$0.58	$0.34	$1.10	$0.58
Diluted weighted average earnings per common share	$0.57	$0.34	$1.10	$0.57
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
The income tax provision for the Company was $164,315 and $182,599 for the three and six months ended June 30, 2022, respectively. The Company did not incur any tax expense for the three and six months ended June 30, 2021.
For the three and six months ended June 30, 2022 and 2021, the Company incurred no expense for United States federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.

Index
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
The following tables present fair value measurements of loans held at fair value as of June 30, 2022 and December 31, 2021:

	Fair Value Measurement as of June 30, 2022
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$95,199,132	$—	$—	$95,199,132
Total	$95,199,132	$—	$—	$95,199,132

	Fair Value Measurement as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$77,096,319	$—	$—	$77,096,319
Total	$77,096,319	$—	$—	$77,096,319
The following table presents changes in loans that use Level 3 inputs as of and for the six months ended June 30, 2022:

Six months ended June 30, 2022
Total loans using Level 3 inputs at December 31, 2021	$77,096,319
Change in unrealized (losses) gains on loans at fair value, net	(924,611)
Additional fundings	17,285,000
Original issue discount and other discounts, net of costs	(429,275)
Accretion of original issue discount	704,458
PIK interest	1,467,241
Total loans using Level 3 inputs at June 30, 2022	$95,199,132
The change in unrealized depreciation included in the unaudited interim consolidated statement of operations attributable to loans held at fair value, categorized as Level 3, held at June 30, 2022 is $(924,611).
The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of June 30, 2022 and December 31, 2021. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of June 30, 2022
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loans	$95,199,132	Yield analysis	Market yield	17.26% - 22.90%	18.03%
Total Investments	$95,199,132

Index

	As of December 31, 2021
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loans	$77,096,319	Yield analysis	Market yield	17.71% - 20.96%	18.22%
Total Investments	$77,096,319
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
Investment in Marketable Securities
As of June 30, 2022, the Company’s portfolio did not include any debt securities. As of December 31, 2021, the Company’s portfolio included one investment in debt securities held at fair value of approximately $15.9 million. The Company sold the investment in debt securities in March of 2022, which was previously designated as available-for-sale as of December 31, 2021. For the six months ended June 30, 2022, the realized loss on the sale of debt securities was approximately $0.2 million.

The following table presents changes in debt securities held at fair value as of and for the six months ended June 30, 2022:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total debt securities held at fair value at December 31, 2021	$15,000,000	$1,050,000	$(168,750)	$15,881,250
Realized (losses) gains on securities at fair value, net	—	(150,000)	—	(150,000)
Change in accumulated other comprehensive income	—	—	168,750	168,750
Sale of securities	(15,000,000)	(900,000)	—	(15,900,000)
Total debt securities held at fair value at June 30, 2022	$—	$—	$—	$—
The following table presents fair value measurements of debt securities held at fair value as of June 30, 2022 and December 31, 2021:

Fair Value Measurement as of June 30, 2022
	Total	Level 1	Level 2	Level 3
Debt securities held at fair value	$—	$—	$—	$—
Total	$—	$—	$—	$—

Index

	Fair Value Measurement as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Debt securities held at fair value	$15,881,250	$—	$15,881,250	$—
Total	$15,881,250	$—	$15,881,250	$—
Fair Value of Financial Instruments
GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheet, for which it is practicable to estimate that value.
The following table details the book value and fair value of the Company’s financial instruments not recognized at fair value in the balance sheet:

	As of June 30, 2022
	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$45,583,533	$45,583,533
Loans held for investment at carrying value	$315,882,044	$312,489,029
Loan receivable at carrying value	$2,220,279	$2,165,669
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
The Manager receives base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity (as defined below), subject to certain adjustments, less 50% of the aggregate amount of any other fees (“Outside Fees”), including any agency fees relating to our loans, but excluding the Incentive Compensation (as defined below) and any diligence fees paid to and earned by the Manager and paid by third parties in connection with the Manager’s due diligence of potential loans.
Prior to the IPO, the quarterly base management fee was equal to 0.4375% of the Company’s Equity, subject to certain adjustments, less 100% of the aggregate amount of any Outside Fees, including any agency fees relating to the Company’s loans, but excluding the Incentive Compensation and any diligence fees paid to and earned by the Manager and paid by third parties in connection with the Manager’s due diligence of potential loans.
In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. Under the Management Agreement, the Company pays Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period means the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the Company’s independent directors and approved by a majority of the independent directors.

Index
The Incentive Compensation for the three and six months ended June 30, 2022 was approximately $3.4 million and $6.4 million, respectively. The Incentive Compensation for the three and six months ended June 30, 2021 was approximately $1.4 million and $2.1 million, respectively.
The Company shall pay all of its costs and expenses and shall reimburse the Manager or its affiliates for expenses of the Manager and its affiliates paid or incurred on behalf of the Company, excepting only those expenses that are specifically the responsibility of the Manager pursuant to the Management Agreement. With respect to certain office expenses incurred by the Manager on behalf of the Company and other funds managed by the Manager or its affiliates, such as rent, the Manager determines each fund’s pro rata portion of such expenses based on the fair value of the fund’s assets under management, excluding cash and cash equivalents, as a percentage of the total assets under management by all such related funds.
The following table summarizes the related party costs incurred by the Company for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Affiliate Costs
Management fees	$1,294,594	$819,531	$2,550,461	$1,271,206
Less outside fees earned	(488,050)	(182,707)	(875,543)	(420,450)
Base management fees	806,544	636,824	1,674,918	850,756
Incentive fees earned	3,395,024	1,442,047	6,373,864	2,104,777
General and administrative expenses reimbursable to Manager	973,886	423,939	1,880,603	789,506
Total	$5,175,454	$2,502,810	$9,929,385	$3,745,039
Amounts payable to the Company’s Manager as of June 30, 2022 and December 31, 2021 were $5,407,360 and $4,147,501, respectively.
Due to Affiliate
Amounts due to an affiliate of the Company as of June 30, 2022 and December 31, 2021 were $6,140 and $0, respectively.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the Company’s Manager or its affiliates and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of June 30, 2022, there were five co-invested loans held by the Company and an affiliate of the Company.
In March 2022, the Company entered into the fourth amendment of the Amended and Restated Credit Agreement with Public Company F to, among other things, increase the total loan commitments by $100.0 million, with approximately (i) $26.6 million of the new loan commitments allocated to us; (ii) $15.0 million of the new loan commitments allocated to Flower Loan Holdco LLC, an affiliated entity in which Leonard Tannenbaum, our Chief Executive Officer and Chairman, is the majority ultimate beneficial owner; and (iii) the remaining loan commitments allocated to third-party lenders by the third-party agent.
In connection with investments in loans, the Company may receive the option to assign the right (the “Assigned Right”) to acquire warrants and/or equity of the borrower. The Company may sell the Assigned Right, and the sale may be to an affiliate of the Company. During the three and six months ended June 30, 2022, the Company neither received nor sold any Assigned Right. For the three and six months ended June 30, 2021, the Company sold approximately $1.1 million and $2.3 million, respectively, of Assigned Rights to an affiliate which are accounted for as additional original issue discount and accreted over the life of the loans.

Index
Secured Revolving Credit Facility From Affiliate
In April 2022, the Company terminated the AFCF Revolving Credit Facility. Refer to Note 9 to the Company’s unaudited consolidated financial statements for more information.
16.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the six months ended June 30, 2022 and 2021:

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends

Regular cash dividend	3/15/2021	3/31/2021	$0.36	$0.36	$—	$0.36
Regular cash dividend	6/15/2021	6/30/2021	$0.38	$0.38	$—	$0.38
2021 Period Subtotal			$0.74	$0.74	$—	$0.74
Regular cash dividend	3/31/2022	4/15/2022	$0.55	$0.55	$—	$0.55
Regular cash dividend	6/30/2022	7/15/2022	$0.56	$0.56	$—	$0.56
2022 Period Subtotal			$1.11	$1.11	$—	$1.11
17.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the financial statements were available to be issued. There were no material subsequent events that required disclosure in these financial statements.

Index

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, filed by AFC Gamma, Inc. (the “Company,” “we,” “us,” and “our”), and the information incorporated by reference in it, or made in other reports, filings with the SEC, press releases contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results or performance, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "could," "would," "will," or words or phrases of similar meaning. Specifically, this Quarterly Report includes forward-looking statements regarding (i) the conditions in the adult-use, and medicinal cannabis markets and their impact on our business; (ii) our portfolio and strategies for the growth thereof; (iii) our working capital, liquidity and capital requirements; (iv) potential state and federal legislative and regulatory matters; (v) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements and/or those of our borrowers; (vi) our expectations regarding our portfolio companies and their businesses, including demand, sales volume, profitability, and future growth; (vii) the amount, collectability and timing of cash flows, if any, from our loans; (viii) our expected ranges of originations and repayments; and (ix) estimates relating to our ability to make distributions to our shareholders in the future.
These forward-looking statements reflect management’s current views about future events, and are subject to risks, uncertainties and assumptions. Our actual results may differ materially from the future results and events expressed or implied by the forward-looking statements. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:
•the ability of the Manager to locate suitable investments for us and to monitor and administer our investments;
•changes in, and volatility of the general economy and its impact on the industries in which we invest;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•increased competition;
•fluctuations in interest rates negatively affecting our business and our portfolio companies;
•ability to maintain and enforce our contractual arrangements and relationships with third parties;
•lack of liquidity of investments in our portfolio, particularly those having no liquid trading market;
•actual and potential conflicts of interest with the Manager, and/or their respective affiliates;
•potential inability of our portfolio companies to achieve their objectives;
•our ability to obtain and maintain financing arrangements;
•our ability to maintain our exemption from registration under the Investment Company Act;
•our ability to qualify for treatment as a REIT for U.S. federal income tax purposes and to comply with and conduct our business in accordance with such rules;
•actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law;
•the ability of our Manager to attract and/or retain highly talented professionals;
•increase in the rates of default or decreased recovery rates on debt investments in our portfolio;
•changes in interest rates and impacts of such changes on our results of operations, cash flows and the market value of our loans; and
•interest rate mismatches between our debt investments and any leverage used to fund such investments.
Please see the section entitled “Risk Factors” located in our Annual Report on Form 10-K, filed with the SEC on March 10, 2022, for a further discussion of these and other risks and uncertainties which could affect our future results. These forward-looking statements apply only as of the date of this report and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence

Index
of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in SEC filings or otherwise.
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes and other information included in this Quarterly Report on Form 10-Q (the “Form 10-Q”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” in this Form 10-Q.
Business Overview
AFC Gamma, Inc. is an institutional lender to the cannabis industry that was founded in July 2020 by a veteran team of investment professionals. We originate, structure, underwrite, and invest in senior secured loans and other types of loans and debt securities for cannabis industry operators in states that have legalized medical and/or adult-use cannabis. As states continue to legalize cannabis for medical and adult-use, an increasing number of companies operating in the cannabis industry need financing. Due to the currently capital constrained cannabis market which does not typically have access to traditional bank financing, we believe we are well positioned to continue as a prudent financing source to cannabis industry operators given our stringent underwriting criteria, size and scale of operations and institutional infrastructure. Our objective is to provide attractive risk-adjusted returns over time through cash distributions and capital appreciation by providing loans to state law compliant cannabis companies. The loans we originate are primarily structured as senior loans secured by real estate, equipment, value associated with licenses and/or other assets of the loan parties to the extent permitted by applicable laws and the regulations governing such loan parties. Some of our borrowers have their equity securities listed for public trading on the Canadian Securities Exchange (“CSE”) in Canada and/or over-the-counter (“OTC”) in the United States. Our loans typically have up to a five-year maturity and contain amortization and/or cash flow sweeps. We commenced operations on July 31, 2020 and completed our initial public offering (“IPO”) in March 2021.
We are a Maryland corporation and externally managed by our Manager, AFC Management, LLC, a Delaware limited liability company, pursuant to the terms of the Amended and Restated Management Agreement, dated March 10, 2022, by and between AFC Gamma, Inc. and AFC Management, LLC (as amended, the “Management Agreement”).
We have elected to be taxed as a real estate investment trust (a “REIT”), commencing with our taxable year ended December 31, 2020. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all or substantially all of our taxable income to shareholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act.
Our wholly-owned subsidiary, AFCG TRS1, LLC (“TRS1”), operates as a taxable REIT subsidiary. TRS1 began operating in July 2021. Our investment in the equipment loan to Public Company A was transferred to TRS1 on July 31, 2021. On April 1, 2022, our investment in the senior secured loan to Private Company I was transferred to TRS1. These two loans constituted substantially all of the assets of TRS1 as of June 30, 2022. The financial statements of TRS1 have been consolidated within our consolidated financial statements.
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
Developments during the Second Quarter of 2022:
Updates to our Loan Portfolio during the Second Quarter of 2022
During the second quarter of 2022, we closed two loans with new commitments of approximately $107.8 million and funded approximately $82.1 million of principal amount of new and existing commitments, including approximately $32.0 million which was refinanced from existing borrowers.
On April 1, 2022, our investment in the senior secured loan to Private Company I was transferred to TRS1.
In April 2022, each of the credit facilities with Private Company D and Private Company F were terminated and repaid in full in connection with the Company’s new loan to Private Company L, an affiliate of Private Company D and Private Company F. The loans to Private Company D and Private Company F had original maturity dates of January 2026 and May 2026, respectively. The outstanding principal of Private Company D and Private Company F on the date of repayment was approximately $12.1 million and $12.9 million, respectively. In addition to the repayment of the outstanding principal amounts of the loans to Private Company D and Private Company F, the Company received approximately $0.2 million and $2.0 million related to exit fees and other fees upon repayment of the loans, respectively.
In April 2022, the credit facilitiy with Private Company K was terminated and repaid in full in connection with the Company’s refinancing and restructuring the loan under a new credit facility with Private Company K. Under the new credit facility with Private Company K, the Company increased its total loan commitment to approximately $24.8 million, from $19.8 million, and restructured the construction obligations of the borrowers, among other things. As restructured, the Private Company K loan accrues interest at a floating rate, with a floor of 13%, and matures in May 2027. Following the repayment of Private Company K loan, five of the Company’s loans have been repaid and/or refinanced prior to maturity since March 2021.
At-the-Market Offering Program
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
During the three months ended June 30, 2022, we sold an aggregate of 114,932 shares of our common stock under the Sales Agreement at an average price of $18.08 per share. The sales generated net proceeds of approximately $1.3 million.
Revolving Credit Facility
On April 29, 2022, we entered into the Revolving Credit Facility. The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions, which may be increased to up to $100.0 million in aggregate (subject to available borrowing base and additional commitments), with a maturity date of April 29, 2025. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. Upon our entry into the Revolving Credit Facility, we terminated the AFCF Revolving Credit Facility with AFC Finance, LLC, an affiliate of the Company’s management, which was secured by substantially all of the assets of the Company.

Index
Dividends Declared Per Share
In June 2022, we declared a regular cash dividend of $0.56 per share of our common stock, relating to the quarter ended June 30, 2022, which was paid on July 15, 2022 to shareholders of record as of June 30, 2022. The aggregate amount of the regular cash dividend payment was approximately $11.1 million.
For the six months ended June 30, 2022 and 2021, we paid the following cash dividends:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Date Paid	Amount per Share	Aggregate Amount Paid
March 12, 2021	March 15, 2021	March 31, 2021	$0.36	$2.2 million
May 7, 2021	June 15, 2021	June 30, 2021	0.38	5.1 million
2021 Period Subtotal			$0.74	$7.3 million
March 10, 2022	March 31, 2022	April 15, 2022	$0.55	$10.9 million
June 15, 2022	June 30, 2022	July 15, 2022	0.56	11.1 million
2022 Period Subtotal			$1.11	$22.0 million
Recent Developments
Subsequent to the end of the second quarter, we funded approximately $1.9 million of principal amount of existing commitments.
Based on current estimates and market conditions, we expect to target between $300.0 million and $500.0 million in originations with future new and existing borrowers for the fiscal year 2022 and expect between $100.0 million and $200.0 million in repayments by borrowers, in each case, for the fiscal year 2022. However, our goals and expectations are preliminary and may change. See the sections titled “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q and “Risk Factors” located in our Annual Report on Form 10-K, filed with the SEC on March 10, 2022.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings, book value per share and dividends declared per share.
Non-GAAP Metrics
Distributable Earnings
In addition to using certain financial metrics prepared in accordance with GAAP to evaluate our performance, we also use Distributable Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments we believe are not necessarily indicative of our current loan activity and operations. Distributable Earnings is a measure that is not prepared in accordance with GAAP. We use these non-GAAP financial measures both to explain our results to shareholders and the investment community and in the internal evaluation and management of our businesses. Our management believes that these non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors and shareholders to assess the overall performance of our business using the same tools that our management uses to evaluate our past performance and prospects for future performance. The determination of Distributable Earnings is substantially similar to the determination of Core Earnings under our Management Agreement, provided that Core Earnings is a component of the calculation of any Incentive Compensation earned under the Management Agreement for the applicable time period, and thus Core Earnings is calculated without giving effect to Incentive Compensation expense, while the calculation of Distributable Earnings accounts for any Incentive Compensation earned for such time period.
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

Index
loss and (vi) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between our Manager and our independent directors and after approval by a majority of such independent directors.
We believe providing Distributable Earnings on a supplemental basis to our net income as determined in accordance with GAAP is helpful to shareholders in assessing the overall performance of our business. As a REIT, we are required to distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of such taxable income. Given these requirements and our belief that dividends are generally one of the principal reasons that shareholders invest in our common stock, we generally intend to attempt to pay dividends to our shareholders in an amount at least equal to such REIT taxable income, if and to the extent authorized by our Board. Distributable Earnings is one of many factors considered by our Board in authorizing dividends and, while not a direct measure of net taxable income, over time, the measure can be considered a useful indicator of our dividends.
Distributable Earnings is a non-GAAP financial measure and should not be considered as a substitute for GAAP net income. We caution readers that our methodology for calculating Distributable Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our reported Distributable Earnings may not be comparable to similar measures presented by other REITs.

The following table provides a reconciliation of GAAP net income to Distributable Earnings:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$11,351,673	$4,627,787	$21,513,793	$6,028,542
Adjustments to net income:
Stock-based compensation expense	117,397	11,457	1,107,420	1,610,572
Depreciation and amortization	—	—	—	—
Unrealized (gains), losses or other non-cash items	1,005,454	483,159	924,611	627,561
Provision for current expected credit losses	1,593,048	645,786	2,498,177	711,886
TRS (income) loss	(487,474)	—	(548,545)	—
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—	—	—
Distributable earnings	$13,580,098	$5,768,189	$25,495,456	$8,978,561
Basic weighted average shares of common stock outstanding (in shares)	19,715,749	13,457,536	19,518,964	10,318,542
Distributable earnings per basic weighted average share	$0.69	$0.43	$1.31	$0.87
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our common stock as of June 30, 2022 and December 31, 2021 was approximately $17.03 and $16.61, respectively.
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

Index
Results of Operations for the three and six months ended June 30, 2022 and 2021
Our net income allocable to our common shareholders for the three and six months ended June 30, 2022 was approximately $11.4 million and $21.5 million or $0.58 and $1.10 per basic weighted average common share, respectively, compared to net income allocable to our common shareholders of approximately $4.6 million and $6.0 million or $0.34 and $0.58 per basic weighted average common share for the prior year periods.
Interest income increased approximately $12.9 million and $26.9 million for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, respectively. This increase was primarily due to an increase in principal outstanding of approximately $164.0 million at June 30, 2021 compared to $424.8 million at June 30, 2022.
Interest expense increased approximately $1.7 million and $3.4 million for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021. This increase was due to interest expense incurred and amortization of deferred financing costs relating to our AFCF Revolving Credit Facility, which was terminated in April 2022, our Revolving Credit Facility that began in April 2022 and our 2027 Senior Notes that were issued in November 2021.
General and administrative expenses increased approximately $0.5 million and $1.2 million for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, respectively. This increase was primarily due to an increase in expenses relating to personnel, overhead, and occupancy costs as the Company continues to expand.
Management fees increased approximately $0.2 million and $0.8 million for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, respectively. This increase was primarily due to an increase in the Company’s Equity from approximately $268.5 million to $338.2 million. Incentive fees increased by approximately $2.0 million and $4.3 million for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, respectively. This increase was driven by the increase in Core Earnings as defined in the Management Agreement.
Provision for Current Expected Credit Losses
For the three and six months ended June 30, 2022, the increase to our provision for current expected credit loss was approximately $1.6 million and $2.5 million, respectively. The balance as of June 30, 2022 was approximately $5.6 million or 176 basis points of our total loans held at carrying value and loans receivable at carrying value balance of approximately $318.1 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loans receivable at carrying value of approximately $5.0 million and (ii) a liability for unfunded commitments of approximately $0.6 million. For the six months ended June 30, 2021, the increase to our provision for current expected credit loss was approximately $0.7 million and the balance as of June 30, 2021 was approximately $1.2 million or 109 basis points of our total loans held at carrying value and loans receivable at carrying value balance of approximately $108.4 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loans receivable at carrying value of approximately $0.7 million and (ii) a liability for unfunded commitments of approximately $0.5 million. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan. The increase in the provision for current expected credit losses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 is primarily due to changes in macroeconomic factors, changes to the loan portfolio including new commitments and repayments, and changes in other data points we use in estimating the reserve.
Loan Portfolio
As of June 30, 2022 and December 31, 2021, our portfolio included three loans held at fair value. The aggregate originated commitment under these loans was approximately $96.2 million and $75.9 million as of June 30, 2022 and December 31, 2021, respectively, and outstanding principal was approximately $96.4 million and $77.6 million as of June 30, 2022 and December 31, 2021, respectively. For the six months ended June 30, 2022, we funded approximately $17.3 million of additional principal of loans held at fair value and we had no repayments of loans held at fair value. As of June 30, 2022 and December 31, 2021, none of our loans held at fair value had floating interest rates.

Index
The following tables summarize our loans held at fair value as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
	Fair Value (1)	Carrying Value (2)	Outstanding Principal (2)	Weighted Average Remaining Life (Years) (3)

Senior term loans	$95,199,132	$93,940,582	$96,382,983	1.7
Total loans held at fair value	$95,199,132	$93,940,582	$96,382,983	1.7

	As of December 31, 2021
	Fair Value (1)	Carrying Value (2)	Outstanding Principal (2)	Weighted Average Remaining Life (Years) (3)

Senior term loans	$77,096,319	$74,913,157	$77,630,742	2.2
Total loans held at fair value	$77,096,319	$74,913,157	$77,630,742	2.2
(1)Refer to Note 14 to our unaudited interim consolidated financial statements titled “Fair Value.”
(2)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID and loan origination costs.
(3)Weighted average remaining life is calculated based on the fair value of the loans as of June 30, 2022 and December 31, 2021.
The following table presents changes in loans held at fair value as of and for the six months ended June 30, 2022:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2021	$77,630,742	$(2,717,584)	$2,183,161	$77,096,319
Change in unrealized (losses) gains on loans at fair value, net	—	—	(924,611)	(924,611)
New fundings	17,285,000	(429,275)	—	16,855,725
Accretion of original issue discount	—	704,458	—	704,458
PIK interest	1,467,241	—	—	1,467,241
Total loans held at fair value at June 30, 2022	$96,382,983	$(2,442,401)	$1,258,550	$95,199,132
As of June 30, 2022 and December 31, 2021, our portfolio included zero and one investments in debt securities, respectively, held at fair value. We sold our investment in debt securities in the first quarter of 2022 for approximately $15.9 million, which was previously designated as available-for-sale as of December 31, 2021, recognizing a loss on the sale of marketable securities of approximately $0.2 million in the first quarter of 2022.
The following table summarizes our debt securities held at fair value as of December 31, 2021. We did not hold any investments in debt securities as of June 30, 2022.

Index

	As of December 31, 2021
	Fair Value (1)	Carrying Value (2)	Outstanding Principal (2)	Weighted Average Remaining Life (Years) (3)

Debt securities	$15,881,250	$16,050,000	$15,000,000	2.9
Total debt securities held at fair value	$15,881,250	$16,050,000	$15,000,000	2.9
(1)The difference between the carrying value and the outstanding principal amount of the securities consists of unaccreted purchase premium and loan origination costs.
(2)Weighted average remaining life is calculated based on the fair value of the loans as of December 31, 2021.
The following table presents changes in debt securities held at fair value as of and for the six months ended June 30, 2022:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total debt securities held at fair value at December 31, 2021	$15,000,000	$1,050,000	$(168,750)	$15,881,250
Realized (losses) gains on securities at fair value, net	—	(150,000)	—	(150,000)
Change in accumulated other comprehensive income	—	—	168,750	168,750
Sale of securities	(15,000,000)	(900,000)	—	(15,900,000)
Total debt securities held at fair value at June 30, 2022	$—	$—	$—	$—
As of June 30, 2022 and December 31, 2021, our portfolio included nine and twelve loans, respectively, held at carrying value. The aggregate originated commitment under these loans was approximately $383.0 million and $324.3 million, respectively, and outstanding principal was approximately $326.2 million and $270.8 million, respectively, as of June 30, 2022 and December 31, 2021. During the six months ended June 30, 2022, we funded approximately $116.2 million of additional principal. As of June 30, 2022 and December 31, 2021, approximately 38% and 48%, respectively, of our loans held at carrying value have floating interest rates. As of June 30, 2022, these floating benchmark rates include one-month LIBOR subject to a weighted average floor of 1.0% and quoted at 1.787%, one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 1.0% and quoted at 1.686% and U.S. Prime Rate subjected to a weighted average floor of 4.0% quoted at 4.750%.
The following tables summarize our loans held at carrying value as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)

Senior term loans	$326,181,229	$(10,299,185)	$315,882,044	2.9
Total loans held at carrying value	$326,181,229	$(10,299,185)	$315,882,044	2.9

Index

	As of December 31, 2021
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)

Senior term loans	$270,841,715	$(13,678,219)	$257,163,496	3.4
Total loans held at carrying value	$270,841,715	$(13,678,219)	$257,163,496	3.4
(1)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of June 30,2022 and December 31, 2021.
The following table presents changes in loans held at carrying value as of and for the six months ended June 30, 2022:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2021	$270,841,715	$(13,678,219)	$257,163,496
New fundings	116,200,972	(4,253,401)	111,947,571
Accretion of original issue discount	—	7,632,435	7,632,435
Loan repayments	(52,014,211)	—	(52,014,211)
Sale of loans	(10,000,000)	—	(10,000,000)
PIK interest	1,981,755	—	1,981,755
Loan amortization payments	(829,002)	—	(829,002)
Total loans held at carrying value at June 30, 2022	$326,181,229	$(10,299,185)	$315,882,044
As of June 30, 2022 and December 31, 2021, our portfolio included one loan receivable at carrying value. The originated commitment under this loan was approximately $4.0 million and outstanding principal was approximately $2.2 million and $2.5 million as of June 30, 2022 and December 31, 2021, respectively. During the six months ended June 30, 2022, we received repayments of approximately $0.3 of outstanding principal.
The following table presents changes in loans receivable as of and for the six months ended June 30, 2022:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable at carrying value at December 31, 2021	$2,533,266	$(2,678)	$2,530,588
Principal repayment of loans	(337,114)	—	(337,114)
Accretion of original issue discount	—	618	618
PIK interest	26,187	—	26,187
Total loan receivable at carrying value at June 30, 2022	$2,222,339	$(2,060)	$2,220,279

Index

The below table summarizes our total loan portfolio as of June 30, 2022:

Loan Names	Original Funding Date(1)	Loan Maturity	AFCG Loan, net of Syndication	% of Total AFCG	Principal Balance as of 6/30/2022	Cash Interest Rate	PIK	Fixed/ Floating	Amortization During Term	YTM (2)(3)
Public Co. A - Real Estate Loan	7/3/2019	1/26/2023	$2,940,000	0.6%	$3,069,437	10.0%	4.0%	Fixed	No	19%
Public Co. A - Equipment Loans	8/5/2019	3/3/2025	4,000,000	0.8%	2,222,339	12.0%	N/A	Fixed	Yes	19%
Private Co. A(4)	5/8/2020	5/8/2024	77,785,000	16.1%	80,301,694	12.8%	2.7%	Fixed	Yes	22%
Private Co. B	9/10/2020	9/1/2023	15,500,000	3.2%	13,011,852	13.0%	4.0%	Fixed	Yes	28%
Private Co. C	11/5/2020	12/1/2025	24,000,000	5.0%	24,534,371	13.8%	4.0%	Floating	Yes	23%
Sub of Private Co. G(5)	4/30/2021	5/1/2026	65,400,000	13.5%	55,349,240	13.2%	1.8%	Floating	Yes	21%
Sub of Private Co. H(6)	5/11/2021	5/11/2023	5,781,250	1.2%	5,781,250	15.0%	N/A	Fixed	No	20%
Public Co. F(5)	5/21/2021	5/30/2023	86,600,000	17.9%	86,600,000	8.6%	N/A	Fixed	No	11%
Private Co. I	7/14/2021	8/1/2026	10,430,144	2.2%	10,661,155	13.8%	2.5%	Floating	Yes	22%
Private Co. K	4/28/2022	5/3/2027	25,245,000	5.2%	9,730,000	13.7%	N/A	Floating	Yes	18%
Private Co. J	8/30/2021	9/1/2025	23,000,000	4.8%	23,525,212	13.8%	4.0%	Floating	Yes	22%
Sub of Public Co. H	12/16/2021	1/1/2026	60,000,000	12.4%	60,000,000	9.8%	N/A	Fixed	No	14%
Private Co. L	4/20/2022	5/1/2026	82,500,000	17.1%	50,000,000	12.0%	N/A	Fixed	Yes	16%
SubTotal (7)			$483,181,394	100.0%	$424,786,550	11.6%	1.4%			18%
										Wtd Average
Information is as of June 30, 2022 unless otherwise specified. Borrower names have been kept confidential due to confidentiality agreement obligations.
(1)All loans originated prior to July 31, 2020 were purchased from an affiliated entity at fair value which approximated accreted and/or amortized cost plus accrued interest on July 31, 2020.
(2)Estimated YTM includes a variety of fees and features that affect the total yield, which may include, but is not limited to, OID, exit fees, prepayment fees, unused fees and contingent features. OID is recognized as a discount to the funded loan principal and is accreted to income over the term of the loan. Loans originated before July 31, 2020 were acquired by us, net of unaccreted OID, which we accrete to income over the remaining term of the loan. In some cases, additional OID is recognized from additional purchase discounts attributed to the fair value of equity positions that were separated from the loans prior to our acquisition of such loans.
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
(3)Estimated YTM for the loan with Private Company A is enhanced by purchase discounts attributed to the fair value of equity warrants that were separated from the loan prior to our acquisition of such loan. The purchase discounts accrete to income over the respective remaining terms of the applicable loan.
(4)PIK interest rate for Private Co. A represents a blended rate of differing PIK interest rates applicable to each of the three tranches to which we are a lender under the senior secured term loan credit facility with Private Company A (as may be amended, supplemented, amended and restated or otherwise modified from time to time, the ‘‘Private Company A Credit Facility’’).
(5)Cash interest and PIK interest rates for the Subsidiary of Private Company G and Public Co. F represents a blended rate of differing cash interest and PIK interest rates applicable to each of the three tranches with differing rates.
(6)Loan to Subsidiary of Private Company H does not reflect the borrower’s option to request up to two maturity extensions each for an additional six months from the then-existing loan maturity date. The first extension, which is available at the borrower’s sole option, is subject to a payment of a 2.0% fee. The second extension is subject to the approval of all lenders.
(7)The interest and PIK subtotal rates are weighted average rates.
Collateral Overview
Our loans are secured by various types of assets of our borrowers, including real property and certain personal property, including value associated with licenses, equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers. We do not have liens on cannabis inventory and are generally restricted from taking ownership of state licenses by current statutory prohibitions and exchange listing standards. The documents governing our loans also include a variety of provisions intended to provide remedies against the value associated with licenses. For

Index
example, some loan documents require a grant of a security interest in all property of the entities holding licenses to the extent not prohibited by applicable law or regulations (or requiring regulatory approval), equity pledges of entities holding licenses, receivership remedies and/or other remedies to secure the value associated with the borrowers’ licenses. Upon default of a loan, we may seek to sell the loan to a third party or have an affiliate or a third-party work with the borrower to have the borrower sell collateral securing the loan to a third party or institute a foreclosure proceeding to have such collateral sold, in each case, to generate funds towards the payoff of the loan. While we believe that the appraised value of any real estate assets or other collateral securing our loans may impact the amount of the recovery in each such scenario, the amount of any such recovery from the sale of such real estate or other collateral may be less than the appraised value of such collateral and the sale of such collateral may not be sufficient to pay off the remaining balance on the defaulted loan. Becoming the holder of a license through foreclosure or otherwise, the sale of a license or other realization of the value of licenses requires the approval of regulatory authorities. As of June 30, 2022, our portfolio of loans had a weighted average real estate collateral coverage of approximately 1.1 times our aggregate committed principal amount of such loans. Our real estate collateral coverage for each of our loans was measured at the time of underwriting and based on various sources of data available at such time. We calculate our weighted average real estate collateral coverage by estimating the underlying value of our real estate collateral based on various objective and subjective factors, including, without limitation, third party appraisals, total cost basis of the subject property and/or our own internal estimates.
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
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our shareholders and meet other general business needs. We use significant cash to purchase our target investments, repay principal and interest on our borrowings, make distributions to our shareholders and fund our operations. The sources of financing for our target investments are described below.
Our primary sources of cash generally consist of unused borrowing capacity under our Revolving Credit Facility, the net proceeds of future debt or equity offerings, including in connection with the ATM Program, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results.
Our net cash provided by operating activities for the six months ended June 30, 2022 of approximately $15.2 million was less than our dividend payments of $19.1 million made during the same period due to earned OID of $8.3 million and PIK repayments of $1.2 million related to repayments from Private Company D, Private Company F and Private Company E during such period. OID relates to cash withheld by the Company upon funding of its investments and is included under the ‘Supplemental disclosure of non-cash activity’ on the Consolidated Statements of Cash Flows.
Capital Markets
Our Shelf Registration Statement became effective on April 18, 2022, allowing us to sell, from time to time in one or more offerings, up to $1.0 billion of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock or preferred stock. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We may also access liquidity through our ATM Program, which was

Index
established in April 2022 pursuant to which we may sell, from time to time, up to $75.0 million of our common stock. As of June 30, 2022, we sold an aggregate of 114,932 shares of the Company’s common stock under the Sales Agreement at an average price of $18.08 per share. The sales generated net proceeds of approximately $1.3 million.
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
As of June 30, 2022 and December 31, 2021, all of our cash was unrestricted and totaled approximately $45.6 million and $109.2 million, respectively.
As of June 30, 2022, we believe that our cash on hand, capacity available under our line of credit and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
Revolving Credit Facility
On April 29, 2022, we entered into a Revolving Credit Agreement by and among us, the other loan parties from time to time party thereto, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto, pursuant to which, we obtained a $60.0 million senior-secured revolving credit facility.
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions, which may be increased to up to $100.0 million in aggregate (subject to available borrowing base and additional commitments), and contains a maturity date of April 29, 2025. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. We incurred a one-time commitment fee expense of approximately $0.4 million, which is amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, to be paid semi-annually in arrears, which will be included within interest expense in the Company’s consolidated statements of operations.
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
Termination of AFC Finance Credit Facility
On April 29, 2022, upon our entry into the Revolving Credit Facility, we terminated the AFCF Revolving Credit Facility with AFC Finance, LLC. In connection with the termination, we paid the outstanding amounts remaining in connection with the commitment fee of approximately $0.1 million and accelerated the remaining deferred financing costs of approximately $0.1 million. There were no other payments, premiums or penalties required to be paid in connection with the termination.
2027 Senior Notes
On November 3, 2021, we issued $100.0 million in the aggregate principal amount of the 2027 Senior Notes. The 2027 Senior Notes accrue interest at a rate of 5.75% per annum. Interest on the 2027 Senior Notes is due semi-annually on May 1 and November 1 of each year, beginning on May 1, 2022. The net proceeds from the issuance of the 2027 Senior Notes were approximately $97.0 million, after deducting the initial purchasers’ discounts and commissions and estimated offering fees and expenses payable by us.
Under the Indenture, we are required to cause all of our existing and future subsidiaries to guarantee the 2027 Senior Notes, other than certain immaterial subsidiaries as set forth in the Indenture. Subsequent to the transfer of our investment in the senior secured loan to Private Company I to TRS1 on April 1, 2022, TRS1 was added as a subsidiary guarantor under the Indenture. As of June 30, 2022, the 2027 Senior Notes are guaranteed by TRS1.
Prior to February 1, 2027, we may redeem the 2027 Senior Notes at any time, in whole or from time to time in part, at a redemption price equal to the greater of 100% of the principal amount thereof or a make-whole premium set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. On or after February 1, 2027, we

Index
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
The Indenture contains customary terms and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional indebtedness unless the Annual Debt Service Charge (as defined in the Indenture) is no less than 1.5 to 1.0, (2) incur or maintain total debt in an aggregate principal amount greater than 60% of our consolidated Total Assets (as defined in the Indenture), (3) incur or maintain secured debt in an aggregate principal amount greater than 25% of our consolidated Total Assets (as defined in the Indenture); and (4) merge, consolidate or sell substantially all of our assets. In addition, the Indenture also provides for customary events of default. If any event of default occurs, any amount then outstanding under the Indenture may immediately become due and payable. These events of default are subject to a number of important exceptions and qualifications set forth in the Indenture. We were in compliance with the terms of the Indenture as of the date of this quarterly report.
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
Debt Service
As of June 30, 2022, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.
Cash Flows
The following table sets forth changes in cash and cash equivalents for the three and six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021
Net income	$21,513,793	$6,028,542
Adjustments to reconcile net income to net cash (used in) provided by operating activities and changes in operating assets and liabilities	(6,287,571)	1,467,345
Net cash provided by (used in) operating activities	15,226,222	7,495,887
Net cash (used in) provided by investing activities	(49,122,968)	(61,684,731)
Net cash (used in) provided by financing activities	(29,765,769)	169,169,896
Change in cash and cash equivalents	$(63,662,515)	$114,981,052
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2022 was approximately $15.2 million, compared to approximately $7.5 million for the same period in 2021. The increase from June 30, 2021 to June 30, 2022 was primarily due to an increase in net income of approximately $15.5 million, offset by an increase in accretion of OID of approximately $(6.1) million and increase in PIK interest of approximately $(2.2) million.

Index
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities during the six months ended June 30, 2022 was approximately $49.1 million, compared to approximately $61.7 million for the same period in 2021. The change was caused primarily by loan issuance and fundings of approximately $103.8 million during the six months ended June 30, 2022, compared to approximately $76.9 million for the same period in 2021, offset by repayment of loans of approximately $28.2 million during the six months ended June 30, 2022, compared to $12.9 million during the six months ended June 30, 2021, and proceeds received from the sale of loans and marketable securities of approximately $26.5 million during the six months ended June 30, 2022, compared to $0 for the same period in 2021.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities during the six months ended June 30, 2022 was approximately $29.8 million, compared to net cash provided by financing activities of approximately $169.2 million for the same period in 2021. The change was caused primarily by the change in proceeds from the sale of common stock of approximately $66.0 million in the current period versus approximately $180.3 million in the prior year period as well as the repayments on the AFCF Revolving Credit Facility of approximately $75.0 million in the current period, versus $0 for the same period in 2021.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of June 30, 2022 are as follows:

	As of June 30, 2022
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$61,982,107	$—	$—	$—	$61,982,107
Total	$61,982,107	$—	$—	$—	$61,982,107

As of June 30, 2022, all unfunded commitments relate to our total loan commitments and were available for funding in less than one year.

We also had the following contractual obligations as of June 30, 2022 relating to the 2027 Senior Notes:

	As of June 30, 2022
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations(1)	$6,229,167	$11,500,000	$111,020,833	$—	$128,750,000
Total	$6,229,167	$11,500,000	$111,020,833	$—	$128,750,000
(1) Amounts include projected interest payments during the period based on interest rates in effect as of June 30, 2022.
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
Leverage Policies
We currently do not intend to have leverage of more than one times equity. While we are required to maintain our leverage ratio in compliance with the 2027 Senior Notes Indenture, we expect to employ prudent amounts of leverage and, when appropriate, to use debt as a means of providing additional funds for the acquisition of loans, to refinance existing debt or for general corporate purposes. Leverage is primarily used to provide capital for forward commitments until additional equity is raised or additional medium- to long-term financing is arranged. This policy is subject to change by management and our Board.

Index
Dividends
We have elected to be taxed as a REIT for United States federal income tax purposes and, as such, intend to annually distribute to our shareholders at least 90% of our REIT taxable income, prior to the deduction for dividends paid and excluding our net capital gain. If we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of (i) 85% of our ordinary income for the calendar year, (ii) 95% of our capital gain net income for the calendar year and (iii) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our shareholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our shareholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our shareholders and pay tax at regular corporate rates on the retained net capital gain. The shareholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If we determine that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we will accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned.
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
Critical Accounting Policies and Estimates
As of June 30, 2022, there were no significant changes in or changes in the application of our critical accounting policies or estimates from those presented in our Annual Report on Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of June 30, 2022, a decrease of 50 bps or increase of 50 bps of the market yield would have resulted in a change in unrealized gain (loss) of approximately $0.5 million and $(0.5) million, respectively. As of June 30, 2022, we had five floating-rate loans, representing approximately 29% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates include one-month LIBOR subject to a weighted average floor of 1.0% and quoted at 1.787%, one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 1.0%, and quoted at 1.686% and U.S. Prime Rate subjected to a weighted average floor of 4.0% quoted at 4.750%. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $1.2 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $(1.0) million.
Potential Impact of LIBOR Transition
As of June 30, 2022, five of our loans, representing approximately 29% of our portfolio based on aggregate outstanding principal balances, paid interest at a variable rate tied to either LIBOR, SOFR, or U.S. Prime Rate. If one of these floating benchmarks are no longer available, our applicable loan documents generally allow us to choose a new index based upon comparable information. However, if each of these benchmarks are no longer available, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our loans. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of loans that we are financing.

Index
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our consolidated balance sheet. As of June 30, 2022 and December 31, 2021, three of our loans held for investment were carried at fair value within loans held at fair value in our consolidated balance sheets, with changes in fair value recorded through earnings.
We evaluate our loans on a quarterly basis and fair value is determined by our Board through its independent Audit and Valuation Committee. We use an independent third-party valuation firm to provide input in the valuation of all of our unquoted investments, which we consider along with other various subjective and objective factors in making our evaluations.
Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. In the yield analysis, we consider the current contractual interest rate, the maturity and other terms of the loan relative to risk of the borrower and the specific loan. A key determinant of risk, among other things, is the leverage through the loan relative to the enterprise value of the borrower. As loans held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded loans, as well as secondary market data with respect to high-yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate.
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

Index
Interest Rate Mismatch Risk
We may fund a portion of our origination of loans, or of loans that we may in the future acquire, with borrowings that are based on various benchmarks, while the interest rates on these assets may be fixed or indexed to LIBOR, SOFR, Prime Rate, or another index rate. Accordingly, any increase in an index rate will generally result in an increase in our borrowing costs that would not be matched by fixed-rate interest earnings and may not be matched by a corresponding increase in floating-rate interest earnings. Any such interest rate mismatch could adversely affect our profitability, which may negatively impact distributions to our shareholders.
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
Our loan portfolio as of June 30, 2022 was concentrated with the top four borrowers representing approximately 64.1% of the aggregate outstanding principal balances and approximately 64.6% of the total loan commitments. Additionally, the industry is experiencing significant consolidation, which we expect to continue, among cannabis operations and certain of our borrowers may combine, increasing the concentration of our borrower portfolio with those consolidated operators. Our largest credit facility represented approximately 17.9% of our total loan commitments and approximately 20.4% of the aggregate outstanding principal balances of our portfolio as of June 30, 2022 and the borrower under this credit facility is Public Company F, a multi-state operator with real estate assets in several states, certain of which have been included as collateral in connection with the senior term loan. Our portion of the senior term loan provided to such borrower had an aggregate principal amount of $86.6 million outstanding as of June 30, 2022. This senior term loan accrues interest at a blended rate of 8.6% per annum, payable in cash, across the three tranches of the senior term loan facility. The Public Company F senior term loan is managed by a third-party agent, acting as sole lead arranger, administrative agent and collateral agent, which is an affiliate of one of the other lender parties.
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

Index
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
We provide loans to companies operating in the cannabis industry which involves significant risks, including the risk of strict enforcement against our borrowers of the federal illegality of cannabis, our borrowers’ inability to renew or otherwise maintain their licenses or other requisite authorizations for their cannabis operations, and such loans lack of liquidity, and we could lose all or part of any of our loans.
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
Risk Management
To the extent consistent with maintaining our REIT qualification and our exemption from registration under the Investment Company Act, we seek to manage risk exposure by closely monitoring our portfolio and actively managing financing, interest rate, credit, prepayment and convexity (a measure of the sensitivity of the duration of a loan to changes in interest rates) risks associated with holding our portfolio. Generally, with the guidance and experience of our Manager:
•we manage our portfolio through an interactive process with our Manager and service our self-originated loans through our Manager’s servicer;
•we invest in a mix of floating- and fixed-rate loans to mitigate the interest rate risk associated with the financing of our portfolio;
•we actively employ portfolio-wide and asset-specific risk measurement and management processes in our daily operations, including utilizing our Manager’s risk management tools such as software and services licensed or purchased from third-parties and proprietary analytical methods developed by our Manager; and
•we seek to manage credit risk through our due diligence process prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate. In addition, with respect to any particular target investment, prior to origination or acquisition our Manager’s investment team evaluates, among other things, relative valuation, comparable company analysis, supply and demand trends, shape-of-yield curves, delinquency and default rates, recovery of various sectors and vintage of collateral.
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

Index
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of June 30, 2022, we were not subject to any material legal proceedings.
Item 1A. Risk Factors
During the quarter ended June 30, 2022, there were no material changes to the Risk Factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the six months ended June 30, 2022.
Repurchases of Common Stock
There were no issuer repurchases of common stock during the quarter ended June 30, 2022.
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

Date: August 9, 2022
AFC GAMMA, INC.

	By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Brett Kaufman
Brett Kaufman
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)