Form 10-Q
period 2022-09-30
AFC Gamma, Inc.
filed 2022-11-08
CIK 1822523

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at November 7, 2022
Common stock, $0.01 par value per share	20,364,000

Index
AFC GAMMA, INC.
TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Index
AFC GAMMA, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Loans held for investment at fair value (cost of $93,454,875 and $74,913,157 at September 30, 2022 and December 31, 2021, respectively, net)	$94,076,146	$77,096,319
Debt securities available for sale held at fair value (cost of $16,050,000 at December 31, 2021)	—	15,881,250

Loans held for investment at carrying value, net	339,164,030	257,163,496
Loan receivable at carrying value, net	2,220,466	2,530,588
Current expected credit loss reserve	(5,466,194)	(2,431,558)
Loans held for investment at carrying value and loan receivable at carrying value, net of current expected credit loss reserve	335,918,302	257,262,526

Cash and cash equivalents	36,319,623	109,246,048
Interest receivable	4,442,680	4,412,938
Prepaid expenses and other assets	563,984	949,279
Total assets	$471,320,735	$464,848,360

Liabilities
Interest reserve	$6,126,430	$4,782,271
Accrued interest	2,395,833	991,840
Due to affiliate	17,640	—
Dividends payable	11,403,840	8,221,406
Current expected credit loss reserve	688,676	683,177
Accrued management and incentive fees	3,824,735	2,823,044
Accrued direct administrative expenses	1,351,666	1,324,457
Accounts payable and other liabilities	1,131,406	1,528,980
Senior notes payable, net	96,964,872	96,572,656
Line of credit payable to affiliate, net	—	74,845,355
Total liabilities	123,905,098	191,773,186
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at September 30, 2022 and December 31, 2021 and 125 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Common stock, par value $0.01 per share, 50,000,000 and 25,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively, and 20,364,000 and 16,442,812 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	203,640	163,866
Additional paid-in-capital	348,700,927	274,172,934
Accumulated other comprehensive income (loss)	—	(168,750)
Accumulated (deficit) earnings	(1,488,931)	(1,092,877)
Total shareholders’ equity	347,415,637	273,075,174

Total liabilities and shareholders’ equity	$471,320,735	$464,848,360
(See accompanying notes to the consolidated financial statements)

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue
Interest income	$19,785,583	$10,616,538	$60,072,643	$24,050,062
Interest expense	(1,644,088)	—	(5,091,207)	—
Net interest income	18,141,495	10,616,538	54,981,436	24,050,062
Expenses
Management and incentive fees, net (less rebate of $432,426, $256,989, $1,307,969 and $677,439, respectively)	3,824,735	2,542,936	11,873,516	5,498,469
General and administrative expenses	1,050,932	858,663	3,372,813	2,028,046
Stock-based compensation	114,062	51,429	1,221,482	1,662,001
Professional fees	324,846	396,147	1,017,525	726,194
Total expenses	5,314,575	3,849,175	17,485,336	9,914,710
Provision for current expected credit losses	(541,958)	(660,612)	(3,040,135)	(1,372,498)
Realized gains (losses) on sales of investments, net	—	400,000	450,000	400,000
Change in unrealized (losses) gains on loans at fair value, net	(637,279)	1,423,929	(1,561,890)	796,368
Net income before income taxes	11,647,683	7,930,680	33,344,075	13,959,222
Income tax expense	167,164	—	349,763	—
Net income	$11,480,519	$7,930,680	$32,994,312	$13,959,222

Earnings per common share:
Basic earnings per common share (in dollars per share)	$0.57	$0.48	$1.68	$1.13
Diluted earnings per common share (in dollars per share)	$0.57	$0.47	$1.67	$1.10

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding (in shares)	20,019,760	16,402,984	19,687,730	12,368,977
Diluted weighted average shares of common stock outstanding (in shares)	20,112,033	16,776,648	19,780,003	12,742,641
(See accompanying notes to the consolidated financial statements)

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$11,480,519	$7,930,680	$32,994,312	$13,959,222

Other comprehensive income (loss):
Reversal of unrealized loss to recognized loss on debt securities available for sale held at fair value	—	—	168,750	—
Total other comprehensive income (loss)	—	—	168,750	—
Total comprehensive income	$11,480,519	$7,930,680	$33,163,062	$13,959,222
(See accompanying notes to the consolidated financial statements)

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Three months ended September 30, 2022
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at June 30, 2022	$1	19,857,872	$197,933	$339,568,041	$—	$(1,565,610)	$338,200,365
Issuance of common stock, net of offering costs	—	506,466	5,065	9,018,824	—	—	9,023,889
Stock-based compensation	—	(338)	642	114,062	—	—	114,704
Dividends declared on common shares ($0.56 per share)	—	—	—	—	—	(11,403,840)	(11,403,840)
Net income	—	—	—	—	—	11,480,519	11,480,519
Balance at September 30, 2022	$1	20,364,000	$203,640	$348,700,927	$—	$(1,488,931)	$347,415,637

Three months ended September 30, 2021
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at June 30, 2021	$1	16,116,877	$161,169	$269,061,069	$—	$(765,517)	$268,456,722
Issuance of common stock, net of offering cost	—	269,650	2,697	5,035,825	—	—	5,038,522
Stock-based compensation	—	56,285	—	51,429	—	—	51,429
Dividends declared on common shares ($0.43 per share)	—	—	—	—	—	(7,070,409)	(7,070,409)
Net income	—	—	—	—	—	7,930,680	7,930,680
Balance at September 30, 2021	$1	16,442,812	$163,866	$274,148,323	$—	$94,754	$274,406,944
(See accompanying notes to the consolidated financial statements)

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Nine months ended September 30, 2022
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2021	$1	16,442,812	$163,866	$274,172,934	$(168,750)	$(1,092,877)	$273,075,174
Issuance of common stock, net of offering costs	—	3,913,230	39,694	73,306,511	—	—	73,346,205
Stock-based compensation	—	7,958	80	1,221,482	—	—	1,221,562
Dividends declared on common shares ($1.67 per share)	—	—	—	—	—	(33,382,866)	(33,382,866)
Dividends declared on preferred shares ($60 per share)	—	—	—	—	—	(7,500)	(7,500)
Other comprehensive income (loss)	—	—	—	—	168,750	—	168,750
Net income	—	—	—	—	—	32,994,312	32,994,312
Balance at September 30, 2022	$1	20,364,000	$203,640	$348,700,927	$—	$(1,488,931)	$347,415,637

Nine months ended September 30, 2021
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2020	$1	6,179,392	$61,794	$91,068,197	$—	$517,720	$91,647,712
Issuance of common stock, net of offering costs	—	10,263,420	102,072	181,418,125	—	—	181,520,197
Stock-based compensation	—	—	—	1,662,001	—	—	1,662,001
Dividends declared on common shares ($1.17 per share)	—	—	—	—	—	(14,374,688)	(14,374,688)
Dividends declared on preferred shares ($60 per share)	—	—	—	—	—	(7,500)	(7,500)
Net income	—	—	—	—	—	13,959,222	13,959,222
Balance at September 30, 2021	$1	16,442,812	$163,866	$274,148,323	$—	$94,754	$274,406,944
(See accompanying notes to the consolidated financial statements)

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2022	2021
Operating activities:
Net income	$32,994,312	$13,959,222
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for current expected credit losses	3,040,135	1,372,498
Realized (gains) losses on sale of investments, net	(450,000)	(400,000)
Change in unrealized losses (gains) on loans at fair value, net	1,561,890	(796,368)
Accretion of deferred loan original issue discount and other discounts	(9,710,278)	(4,038,816)
Amortization of deferred financing costs	714,471	—
Stock-based compensation	1,221,482	1,662,001
Payment-in-kind interest	(5,051,007)	(2,787,847)
Changes in operating assets and liabilities
Interest receivable	(29,742)	(1,507,427)
Prepaid expenses and other assets	217,685	(319,140)
Interest reserve	894,159	(2,521,923)
Accrued interest	1,403,993	—
Accrued management and incentive fees, net	1,001,691	2,320,808
Accrued direct administrative expenses	27,209	296,040
Accounts payable and other liabilities	(379,934)	366,696
Net cash provided by (used in) operating activities	27,456,066	7,605,744

Cash flows from investing activities:
Issuance of and fundings on loans	(127,248,748)	(156,345,116)
Proceeds from sales of Assigned Rights	—	2,313,130
Proceeds from sales of loans	10,600,000	10,400,000
Sale of available-for-sale debt securities	15,900,000	—
Principal repayment of loans	32,227,904	22,168,395
Net cash provided by (used in) investing activities	(68,520,844)	(121,463,591)

Cash flows from financing activities:
Proceeds from sale of common stock	75,057,650	185,501,295
Payment of offering costs - equity offering	(1,711,365)	(3,981,098)
Dividends paid to common and preferred shareholders	(30,207,932)	(7,311,779)
Repayment on the line of credit	(75,000,000)	—
Net cash provided by (used in) financing activities	(31,861,647)	174,208,418

Net (decrease) increase in cash and cash equivalents	(72,926,425)	60,350,571
Cash and cash equivalents, beginning of period	109,246,048	9,623,820
Cash and cash equivalents, end of period	$36,319,623	$69,974,391

Supplemental disclosure of non-cash activity:
Interest reserve withheld from funding of loans	$450,000	$9,450,468
OID withheld from funding of loans	$5,607,675	$12,391,624
Loans funded from amounts due to affiliate	$—	$9,549,625
Change in other comprehensive income (loss) during the period	$168,750	$—
Dividends declared and not yet paid	$11,403,840	$—

Supplemental information:
Interest paid during the period	$2,972,743	$—
Income taxes paid during the period	$41,287	$—

Index
(See accompanying notes to the consolidated financial statements)

Index
AFC GAMMA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2022
(unaudited)
1.    ORGANIZATION
AFC Gamma, Inc. (the “Company” or “AFCG”) is an institutional lender primarily to the cannabis industry that was founded in July 2020 by a veteran team of investment professionals. The Company primarily originates, structures, underwrites, and invests in senior secured loans and other types of loans and debt securities for cannabis industry operators in states that have legalized medical and/or adult-use cannabis.
The Company is a Maryland corporation and completed its initial public offering (the “IPO”) in March 2021. The Company is externally managed by AFC Management, LLC, a Delaware limited liability company (the Company’s “Manager”), pursuant to the terms of the Amended and Restated Management Agreement, dated January 14, 2021, between the parties (as amended from time-to-time, the “Management Agreement”). The Company’s wholly owned subsidiary, AFCG TRS1, LLC, a Delaware limited liability company (“TRS1”), operates as a taxable real estate investment trust subsidiary (a “TRS”). TRS1 began operating in July 2021, and the financial statements of TRS1 have been consolidated within the Company’s consolidated financial statements beginning with the quarter ended September 30, 2021.
The Company operates in one operating segment and is primarily focused on financing senior secured loans and other types of loans primarily to cannabis industry operators in states where medical and/or adult-use cannabis is legal. These loans are generally held for investment and are secured, directly or indirectly, by real estate, equipment, the value associated with licenses and/or other assets of borrowers depending on the applicable laws and regulations governing such borrowers.
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
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU No. 2021-01 is effective immediately for all entities. An entity may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. If an entity elects to apply any of the amendments for an eligible hedging relationship, any adjustments as a result of those elections must be reflected as of the date the entity applies the election. They do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship including periods after December 31, 2022. The Company has evaluated the impact of this ASU and has determined that this ASU does not have a material effect on the Company’s consolidated financial statements.
3.    LOANS HELD FOR INVESTMENT AT FAIR VALUE
As of September 30, 2022 and December 31, 2021, the Company’s portfolio included three loans held at fair value. The aggregate originated commitment under these loans was approximately $97.1 million and $75.9 million, respectively, and outstanding principal was approximately $95.6 million and $77.6 million, as of September 30, 2022 and December 31, 2021, respectively. For the nine months ended September 30, 2022, the Company funded approximately $18.7 million of additional principal and had approximately $3.0 million of principal repayments of loans held at fair value. As of September 30, 2022 and December 31, 2021, none of the Company’s loans held at fair value had floating interest rates.
The following tables summarize the Company’s loans held at fair value as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
	Fair Value (1)	Carrying Value (2)	Outstanding Principal (2)	Weighted Average Remaining Life (Years) (3)

Senior term loans	$94,076,146	$93,454,875	$95,575,523	1.5
Total loans held at fair value	$94,076,146	$93,454,875	$95,575,523	1.5

Index

	As of December 31, 2021
	Fair Value (1)	Carrying Value (2)	Outstanding Principal (2)	Weighted Average Remaining Life (Years) (3)

Senior term loans	$77,096,319	$74,913,157	$77,630,742	2.2
Total loans held at fair value	$77,096,319	$74,913,157	$77,630,742	2.2
(1)Refer to Note 14 to the Company's unaudited consolidated financial statements.
(2)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs.
(3)Weighted average remaining life is calculated based on the fair value of the loans as of September 30, 2022 and December 31, 2021.
The following table presents changes in loans held at fair value as of and for the nine months ended September 30, 2022:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2021	$77,630,742	$(2,717,584)	$2,183,161	$77,096,319
Change in unrealized (losses) gains on loans at fair value, net	—	—	(1,561,890)	(1,561,890)
New fundings	18,737,988	(479,276)	—	18,258,712
Loan repayments	(1,960,000)	—	—	(1,960,000)
Loan amortization payments	(1,089,776)	—	—	(1,089,776)
Accretion of original issue discount	—	1,076,212	—	1,076,212
PIK interest	2,256,569	—	—	2,256,569
Total loans held at fair value at September 30, 2022	$95,575,523	$(2,120,648)	$621,271	$94,076,146
A more detailed listing of the Company’s loans held at fair value portfolio based on information available as of September 30, 2022 is as follows:

	Collateral Location	Collateral Type (1)	Fair Value (2)	Carrying Value (3)	Outstanding Principal (3)	Interest Rate		Maturity Date (4)	Payment Terms (5)

Private Co. A	AZ, MI, MD, MA	C, D	$78,444,211	$78,055,662	$79,772,976	15.5%	(6)	5/8/2024	P/I
Public Co. A	NV	C	1,174,066	1,198,639	1,198,639	15.0%	(7)	9/30/2023	I/O
Private Co. B	MI	C, D	14,457,869	14,200,574	14,603,908	18.7%	(8)	9/1/2023	P/I
Total loans held at fair value			$94,076,146	$93,454,875	$95,575,523
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
(7)Base interest rate of 7.5% and PIK interest rate of 7.5%. As amended, cash interest is deferred from July 1, 2022 until November 1, 2022.

Index
(8)Base weighted interest rate of 14.7% and PIK interest rate of 4.0%.
4.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of September 30, 2022 and December 31, 2021, the Company’s portfolio included ten and twelve loans, respectively, held at carrying value. The aggregate originated commitment amount under these loans was approximately $401.1 million and $324.3 million, respectively, and outstanding principal was approximately $349.3 million and $270.8 million, as of September 30, 2022 and December 31, 2021, respectively. For the nine months ended September 30, 2022, the Company funded approximately $139.6 million of outstanding principal. As of September 30, 2022 and December 31, 2021, approximately 39% and 48%, respectively, of the Company’s loans held at carrying value have floating interest rates. As of September 30, 2022, these floating benchmark rates include one-month LIBOR subject to a weighted average floor of 1.0% and quoted at 3.143%, one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 1.0% and quoted at 3.042% and U.S. Prime Rate subject to a weighted average floor of 4.4% quoted at 6.250%.
The following tables summarize the Company’s loans held at carrying value as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)

Senior term loans	$349,337,390	$(10,173,360)	$339,164,030	2.7
Total loans held at carrying value	$349,337,390	$(10,173,360)	$339,164,030	2.7

	As of December 31, 2021
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)

Senior term loans	$270,841,715	$(13,678,219)	$257,163,496	3.4
Total loans held at carrying value	$270,841,715	$(13,678,219)	$257,163,496	3.4

(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of September 30, 2022 and December 31, 2021.

Index
The following table presents changes in loans held at carrying value as of and for the nine months ended September 30, 2022:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2021	$270,841,715	$(13,678,219)	$257,163,496
New fundings	139,571,920	(5,128,400)	134,443,520
Accretion of original issue discount	—	8,633,259	8,633,259
Loan repayments	(52,014,211)	—	(52,014,211)
Sale of loans	(10,000,000)	—	(10,000,000)
PIK interest	2,768,252	—	2,768,252
Loan amortization payments	(1,830,286)	—	(1,830,286)
Total loans held at carrying value at September 30, 2022	$349,337,390	$(10,173,360)	$339,164,030
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of September 30, 2022 is as follows:

	Collateral Location	Collateral Type (1)	Outstanding Principal (2)	Original Issue Discount	Carrying Value (2)	Interest Rate		Maturity Date (3)	Payment Terms (4)

Private Co. C	PA	C, D	$24,159,078	$(610,238)	$23,548,840	18.5%	(5)	12/01/2025	P/I
Sub. of Private Co. G	NJ, PA	C, D	67,912,444	(1,953,328)	65,959,116	16.5%	(6)	05/01/2026	P/I
Public Co. F	AR, AZ, IL, FL, NV, OH, MA, MI, MD, NV	C, D	86,600,000	(854,133)	85,745,867	8.6%	(7)	05/30/2023	I/O
Sub. of Private Co. H	IL	C	5,781,250	(46,712)	5,734,538	15.0%	(8)	05/11/2023	I/O
Private Co. K	MA	C, D	10,765,379	(915,708)	9,849,671	15.0%	(9)	05/03/2027	P/I
Private Co. I	MD	C, D	10,550,781	(177,777)	10,373,004	17.6%	(10)	08/01/2026	P/I
Private Co. J	MO	C, D	23,568,458	(573,986)	22,994,472	19.1%	(11)	09/01/2025	P/I
Sub. of Public Co. H	CT, IA, IL, ME, MI, NJ, PA	C, D	60,000,000	(1,910,204)	58,089,796	9.8%	(12)	01/01/2026	I/O
Private Co. L	MO, NJ, OH	C, D	50,000,000	(2,303,571)	47,696,429	12.0%	(13)	05/01/2026	P/I
Sub. of Public Co. M	IL, MI, MA, NJ, OH, PA	C, D	10,000,000	(827,703)	9,172,297	9.5%	(14)	08/27/2025	I/O
Total loans held at carrying value			$349,337,390	$(10,173,360)	$339,164,030
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
(6)Base interest rate of 10.25% plus Prime (Prime floor of 4.5%).
(7)Base weighted average interest rate of 8.6%.
(8)Base interest rate of 15.0%.
(9)Base interest rate of 12.0% plus SOFR (SOFR floor of 1.0%)
(10)Base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 2.5%.

Index
(11)Base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 4.0%.
(12)Base interest rate of 9.8%.
(13)Base interest rate of 12.0%.
(14)Base interest rate of 9.5%.
5.    LOAN RECEIVABLE AT CARRYING VALUE
As of September 30, 2022 and December 31, 2021, the Company’s portfolio included one loan receivable at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately $2.2 million and $2.5 million as of September 30, 2022 and December 31, 2021, respectively. During the nine months ended September 30, 2022, the Company received repayments of approximately $0.3 million of outstanding principal.
The following table presents changes in loans receivable as of and for the nine months ended September 30, 2022:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable at carrying value at December 31, 2021	$2,533,266	$(2,678)	$2,530,588
Principal repayment of loans	(337,114)	—	(337,114)
Accretion of original issue discount	—	805	805
PIK interest	26,187	—	26,187
Total loan receivable at carrying value at September 30, 2022	$2,222,339	$(1,873)	$2,220,466
6.    CURRENT EXPECTED CREDIT LOSSES
The Company estimates its current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”) using a model that considers multiple datapoints and methodologies that may include the likelihood of default and expected loss given default for each individual loan, discounted cash flows (“DCF”), and other inputs which may include the risk rating of the loan, how recently the loan was originated compared to the measurement date, and expected prepayment if applicable. Calculation of the CECL Reserve requires loan specific data, which may include fixed charge coverage ratio, loan-to-value, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including but not limited to (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve, which may include (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral. For loans where the Company has deemed the borrower/sponsor to be experiencing financial difficulty, the Company may elect to apply a practical expedient in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a specific CECL allowance. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company may consider historical market loan loss data provided by a third-party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities (“CMBS”), which the Company believes is a reasonably comparable and available data set to its type of loans.
As of September 30, 2022 and December 31, 2021, the Company’s CECL Reserve for its loans held at carrying value and loan receivable at carrying value is approximately $6.2 million and $3.1 million, respectively, or 1.80% and 1.20%, respectively, of the Company’s total loans held at carrying value and loans receivable at carrying value of approximately $341.4 million and $259.7 million, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loans receivable at carrying value of approximately $5.5 million and $2.4 million, respectively, and a liability for unfunded commitments of approximately $0.7 million and $0.7 million, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

Index
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loans receivable at carrying value as of and for the three and nine months ended September 30, 2022 was as follows:

	Outstanding (1)	Unfunded (2)	Total
Balance at June 30, 2022	$5,018,072	$594,840	$5,612,912
Provision for current expected credit losses	448,122	93,836	541,958
Write-offs	—	—	—
Recoveries	—	—	—
Balance at September 30, 2022	$5,466,194	$688,676	$6,154,870

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2021	$2,431,558	$683,177	$3,114,735
Provision for current expected credit losses	3,034,636	5,499	3,040,135
Write-offs	—	—	—
Recoveries	—	—	—
Balance at September 30, 2022	$5,466,194	$688,676	$6,154,870
(1)As of September 30, 2022 and December 31, 2021, the CECL Reserve related to outstanding balances on loans at carrying value and loans receivable at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)As of September 30, 2022 and December 31, 2021, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.
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

Index
As of September 30, 2022, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value and loans receivable at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2022	2021	2020	Total
1	$—	$—	$—	$—
2	26,209,866	59,536,000	—	85,745,866
3	66,718,397	129,783,451	25,769,306	222,271,154
4	—	33,367,476	—	33,367,476
5	—	—	—	—
Total	$92,928,263	$222,686,927	$25,769,306	$341,384,496
7.    INTEREST RECEIVABLE
The following table summarizes the interest receivable by the Company as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021

Interest receivable	$3,811,696	$3,562,566
PIK receivable	490,284	554,357
Unused fees receivable	140,700	296,015
Total interest receivable	$4,442,680	$4,412,938
8.    INTEREST RESERVE
At September 30, 2022 and December 31, 2021, the Company had three and seven loans, respectively, that included a loan-funded interest reserve. For the three and nine months ended September 30, 2022, approximately $3.0 million and $8.6 million, respectively, of aggregate interest income was earned and disbursed from the interest reserves. For the three and nine months ended September 30, 2021, approximately $1.8 million and $2.5 million, respectively, of aggregate interest income was earned and disbursed from the interest reserves.
The following table presents changes in the interest reserve as of and for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Beginning reserves	$5,186,615	$5,547,863	$4,782,271	$1,325,750
New reserves	3,970,958	4,525,468	9,970,958	9,450,468
Reserves disbursed	(3,031,143)	(1,819,036)	(8,626,799)	(2,521,923)
Ending reserves	$6,126,430	$8,254,295	$6,126,430	$8,254,295
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
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions (which may be increased to up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan

Index
obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. The Company incurred a one-time commitment fee expense of approximately $0.5 million, which is amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, to be paid semi-annually in arrears, which will be included within interest expense in the Company’s consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company had not drawn on the Revolving Credit Facility or incurred any interest expense related to the Revolving Credit Facility. The Company amortized $40,130 and $67,610 of deferred financing costs for the three and nine months ended September 30, 2022, respectively.
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
On November 3, 2021, the Company entered into the Second Amendment to the AFCF Revolving Credit Agreement (the “Second Amendment”). Under the Second Amendment, payments to AFC Finance, LLC for interest, commitment fees and unused fees (net applicable taxes) were required to be paid directly or indirectly through AFC Finance, LLC to charitable organizations designated by AFC Finance, LLC. The Second Amendment also (i) increased the loan commitment from $50.0 million to $75.0 million, (ii) decreased the interest rate from 6% per annum to 4.75% per annum, (iii) introduced a one-time commitment fee of 0.25%, to be paid in three equal quarterly installments, and an unused line fee of 0.25% per annum, to be paid quarterly in arrears, (iv) provided an optional buyout provision for the holders of the 2027 Senior Notes upon an event of default under the AFCF Revolving Credit Agreement and (v) extended the fixed element of the maturity date from December 31, 2021 to September 30, 2022. Pursuant to the Second Amendment, the Company incurred a one-time commitment fee expense of $187,500 in November 2021, payable in three quarterly installments that began in the first quarter of 2022, which is amortized over the life of the loan.
On April 29, 2022, upon the Company’s entry into the Revolving Credit Facility, the Company terminated the AFCF Revolving Credit Agreement. In connection with the termination, the Company paid the remaining amount of the commitment fee outstanding of approximately $0.1 million and accelerated the remaining deferred financing costs of approximately $0.1 million in the second quarter of 2022. There were no other payments, premiums or penalties required to be paid in connection with the termination.
As of December 31, 2021, the outstanding loan balance under the AFCF Revolving Credit Facility was $75.0 million. All borrowings that were previously outstanding as of December 31, 2021 were repaid in full on January 3, 2022. For the three and nine months ended September 30, 2022, the Company incurred interest expense on the AFCF Revolving Credit Facility of $0 and $19,792, respectively. For the three and nine months ended September 30, 2021, the Company did not incur any interest expense on the AFCF Revolving Credit Facility.
2027 Senior Notes
On November 3, 2021, the Company issued $100.0 million in aggregate principal amount of senior unsecured notes due in May 2027 (the “2027 Senior Notes”). The 2027 Senior Notes accrue interest at a rate of 5.75% per annum. Interest on the 2027 Senior Notes is due semi-annually on May 1 and November 1 of each year, beginning on May 1, 2022. The net

Index
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
Under the Indenture, the Company is required to cause all of its existing and future subsidiaries to guarantee the 2027 Senior Notes, other than certain immaterial subsidiaries as set forth in the Indenture. Subsequent to the Company’s investment in the senior secured loan to Private Company I being transferred to TRS1 on April 1, 2022, TRS1 was added as a subsidiary guarantor under the Indenture. As of September 30, 2022, the 2027 Senior Notes are guaranteed by TRS1.
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
The Indenture contains customary terms and restrictions, subject to a number of exceptions and qualifications, including restrictions on the Company’s ability to (1) incur additional indebtedness unless the Annual Debt Service Charge (as defined in the Indenture) is no less than 1.5 to 1.0, (2) incur or maintain total debt in an aggregate principal amount greater than 60% of the Company’s consolidated Total Assets (as defined in the Indenture), (3) incur or maintain secured debt in an aggregate principal amount greater than 25% of the Company’s consolidated Total Assets (as defined in the Indenture), and (4) merge, consolidate or sell substantially all of the Company’s assets. In addition, the Indenture also provides for customary events of default. If any event of default occurs, any amount then outstanding under the Indenture may immediately become due and payable. These events of default are subject to a number of important exceptions and qualifications set forth in the Indenture.
The 2027 Senior Notes are due on May 1, 2027. Scheduled principal payments on the 2027 Senior Notes as of September 30, 2022 are as follows:

2027 Senior Notes
Year
2022 (remaining)	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	100,000,000
Total principal	$100,000,000

The following table reflects a summary of interest expense incurred during the three and nine months ended September 30, 2022. There was no interest expense incurred during the three and nine months ended September 30, 2021.

Index

	Three months ended September 30, 2022
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$1,437,500	$—	$—	$1,437,500
Unused fee expense	—	—	—	—
Amortization of deferred financing costs	166,458	40,130	—	206,588
Total interest expense	$1,603,958	$40,130	$—	$1,644,088

	Nine months ended September 30, 2022
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$4,296,527	$—	$19,792	$4,316,319
Unused fee expense	—	—	60,417	60,417
Amortization of deferred financing costs	492,216	67,610	154,645	714,471
Total interest expense	$4,788,743	$67,610	$234,854	$5,091,207
10.    COMMITMENTS AND CONTINGENCIES
As of September 30, 2022 and December 31, 2021, the Company had the following commitments to fund various investments:

	As of September 30, 2022	As of December 31, 2021

Total original loan commitments	$502,184,382	$419,198,125
Less: drawn commitments	(446,023,223)	(363,659,505)
Total undrawn commitments	$56,161,159	$55,538,620
The Company from time to time may be a party to litigation in the normal course of business. As of September 30, 2022, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.
The Company primarily provides loans to companies operating in the cannabis industry which involves significant risks, including the risk of strict enforcement against the Company’s borrowers of the federal illegality of cannabis, the Company’s borrowers’ inability to renew or otherwise maintain their licenses or other requisite authorizations for their cannabis operations, and such loans lack of liquidity, and the Company could lose all or part of any of the Company’s loans.
The Company’s ability to grow or maintain its business with respect to the loans it makes to companies operating in the cannabis industry depends on state laws pertaining to the cannabis industry. New laws that are adverse to the Company’s borrowers may be enacted, and current favorable state or national laws or enforcement guidelines relating to cultivation, production and distribution of cannabis may be modified or eliminated in the future, which would impede the Company’s ability to grow and could materially adversely affect the Company’s business.
Management’s plan to mitigate risks include monitoring the legal landscape as deemed appropriate. Also, should a loan default or otherwise be seized, the Company may be prohibited from owning cannabis assets and thus could not take possession of collateral, in which case the Company would look to sell the loan, which could result in the Company realizing a loss on the transaction.

Index
11.    SHAREHOLDERS’ EQUITY
Series A Preferred Stock
As of September 30, 2022 and December 31, 2021, the Company has authorized 10,000 preferred shares and issued 125 of the preferred shares designated as 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”).
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

Index
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
At-the-Market Offering Program (“ATM Program”)
On April 5, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC and JMP Securities LLC, as Sales Agents, under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $75.0 million. Under the terms of the Sales Agreement, the Company has agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). During the three and nine months ended September 30, 2022, the Company sold an aggregate of 506,466 and 621,398 shares of the Company’s common stock under the Sales Agreement at an average price of $18.35 and $18.30 per share, respectively. The sales generated net proceeds of approximately $9.0 million and $10.4 million for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2022, the shares of common stock sold under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.
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
During the first quarter of 2022, the Company’s Board of Directors approved grants of restricted stock and stock options to the Company’s directors and officers, as well as employees of the Manager. In January 2022, the Company granted an aggregate of 8,296 shares of restricted stock and 742,000 stock options to certain of our officers and other eligible persons. The restricted stock granted in January 2022 under the 2020 Plan vests over a four-year period with approximately 33% vesting on each of the second, third and fourth anniversaries of the vesting commencement date. The stock options granted in January 2022 under the 2020 Plan have a strike price of $20.18 and contain vesting periods that vary from immediately vested to vesting over a four-year period. As of September 30, 2022, there were 2,350,815 shares of common stock granted under the 2020 Plan, underlying 2,287,472 options and 63,343 shares of restricted stock.

Index
As of September 30, 2022, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2020 Plan (the “Share Limit”) equals 2,793,288 shares, which is an increase of 50,647 shares compared to June 30, 2022. This Share Limit increased in the third quarter of 2022 under the evergreen provision in the 2020 Plan in connection with the shares issued under the ATM Program during such time. Shares that are subject to or underlie awards that expire or for any reason are cancelled, terminated, forfeited, fail to vest, or for any other reason are not paid or delivered under the 2020 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan.
The following table summarizes the (i) non-vested options granted, (ii) vested options granted and (iii) forfeited options granted for the Company’s directors and officers and employees of the Manager as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021
Non-vested	300,652	183,114
Vested	2,068,469	1,449,518
Forfeited	(82,549)	(28,396)
Balance	2,286,572	1,604,236
The Company uses the Black-Scholes option pricing model to value stock options in determining the stock-based compensation expense. Forfeitures are recognized as they occur. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield was based on the Company’s expected dividend yield at grant date. Expected volatility is based on the estimated average volatility of similar companies due to the lack of historical volatilities of the Company’s common stock. Restricted stock grant expense is based on the Company’s stock price at the time of the grant and amortized over the vesting period. The stock-based compensation expense for the Company was approximately $0.1 million and $1.2 million for the three and nine months ended September 30, 2022, respectively, and approximately $0.1 million and $1.7 million for the three and nine months ended September 30, 2021, respectively.
The following table presents the assumptions used in the option pricing model of options granted under the 2020 Plan:

Assumptions	Range
Expected volatility	40% - 50%
Expected dividend yield	10% - 20%
Risk-free interest rate	0.5% - 2.0%
Expected forfeiture rate	0%
The following tables summarize stock option activity during the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30, 2022	Weighted-average grant date fair value per option
Balance as of June 30, 2022	2,316,106	$1.21
Granted	—	—
Exercised	(5,511)	0.90
Forfeited	(24,023)	1.20
Balance as of September 30, 2022	2,286,572	$1.21

Index

	Three months ended September 30, 2021	Weighted-average grant date fair value per option
Balance as of June 30, 2021	1,613,098	$1.08
Granted	—	—
Exercised	—	—
Forfeited	(8,862)	0.90
Balance as of September 30, 2021	1,604,236	$1.08

	Nine months ended September 30, 2022	Weighted-average grant date fair value per option
Balance as of December 31, 2021	1,604,236	$1.08
Granted	742,000	1.46
Exercised	(5,511)	0.90
Forfeited	(54,153)	1.12
Balance as of September 30, 2022	2,286,572	$1.21

	Nine months ended September 30, 2021	Weighted-average grant date fair value per option
Balance as of December 31, 2020	926,898	$0.91
Granted	689,200	1.31
Exercised	—	—
Forfeited	(11,862)	1.01
Balance as of September 30, 2021	1,604,236	$1.08
The following table summarizes the (i) non-vested restricted stock granted, (ii) vested restricted stock granted and (iii) forfeited restricted stock granted for the Company’s directors and officers and employees of the Manager as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021
Non-vested	64,581	56,285
Vested	—	—
Forfeited	(1,238)	—
Balance	63,343	56,285

Index
The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The following tables summarize the restricted stock activity during the three and nine months ended September 30, 2022 and 2021:

Three months ended September 30, 2022
Balance as of June 30, 2022	64,581
Granted	—
Exercised	—
Forfeited	(1,238)
Balance as of September 30, 2022	63,343

Three months ended September 30, 2021
Balance as of June 30, 2021	—
Granted	56,285
Exercised	—
Forfeited	—
Balance as of September 30, 2021	56,285

Nine months ended September 30, 2022
Balance as of December 31, 2021	56,285
Granted	8,296
Exercised	—
Forfeited	(1,238)
Balance as of September 30, 2022	63,343

Nine months ended September 30, 2021
Balance as of December 31, 2020	—
Granted	56,285
Exercised	—
Forfeited	—
Balance as of September 30, 2021	56,285

Index
12.    EARNINGS PER SHARE
The following information sets forth the computations of basic and diluted weighted average earnings per common share for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$11,480,519	$7,930,680	$32,994,312	$13,959,222
Divided by:
Basic weighted average shares of common stock outstanding	20,019,760	16,402,984	19,687,730	12,368,977
Diluted weighted average shares of common stock outstanding	20,112,033	16,776,648	19,780,003	12,742,641
Basic weighted average earnings per common share	$0.57	$0.48	$1.68	$1.13
Diluted weighted average earnings per common share	$0.57	$0.47	$1.67	$1.10
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
The income tax provision for the Company was approximately $0.2 million and $0.3 million for the three and nine months ended September 30, 2022, respectively. The income tax expense for the three and nine months ended September 30, 2022 primarily relates to activities of the Company’s taxable REIT subsidiary. The Company did not incur any tax expense for the three and nine months ended September 30, 2021.
For the three and nine months ended September 30, 2022 and 2021, the Company incurred no expense for United States federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
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

Index
The following tables present fair value measurements of loans held at fair value as of September 30, 2022 and December 31, 2021:

	Fair Value Measurement as of September 30, 2022
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$94,076,146	$—	$—	$94,076,146
Total	$94,076,146	$—	$—	$94,076,146

	Fair Value Measurement as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$77,096,319	$—	$—	$77,096,319
Total	$77,096,319	$—	$—	$77,096,319
The following table presents changes in loans that use Level 3 inputs as of and for the nine months ended September 30, 2022:

Nine months ended September 30, 2022
Total loans using Level 3 inputs at December 31, 2021	$77,096,319
Change in unrealized (losses) gains on loans at fair value, net	(1,561,890)
Additional fundings	18,737,988
Original issue discount and other discounts, net of costs	(479,276)
Loan repayments	(1,960,000)
Loan amortization payments	(1,089,776)
Accretion of original issue discount	1,076,212
PIK interest	2,256,569
Total loans using Level 3 inputs at September 30, 2022	$94,076,146
The change in unrealized losses included in the unaudited interim consolidated statement of operations attributable to loans held at fair value, categorized as Level 3, held at September 30, 2022 is $(1,561,890).
The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of September 30, 2022 and December 31, 2021. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of September 30, 2022
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loans	$94,076,146	Yield analysis	Market yield	17.92% - 26.48%	19.25%
Total Investments	$94,076,146

	As of December 31, 2021
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loans	$77,096,319	Yield analysis	Market yield	17.71% - 20.96%	18.22%
Total Investments	$77,096,319
Changes in market yields may change the fair value of certain of the Company’s loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s loans.

Index
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
Investment in Marketable Securities
As of September 30, 2022, the Company’s portfolio did not include any debt securities. As of December 31, 2021, the Company’s portfolio included one investment in debt securities held at fair value of approximately $15.9 million. The Company sold the investment in debt securities in March of 2022, which was previously designated as available-for-sale as of December 31, 2021. For the nine months ended September 30, 2022, the realized loss on the sale of debt securities was approximately $0.2 million.

The following table presents changes in debt securities held at fair value as of and for the nine months ended September 30, 2022:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total debt securities held at fair value at December 31, 2021	$15,000,000	$1,050,000	$(168,750)	$15,881,250
Realized (losses) gains on securities at fair value, net	—	(150,000)	—	(150,000)
Change in accumulated other comprehensive income	—	—	168,750	168,750
Sale of securities	(15,000,000)	(900,000)	—	(15,900,000)
Total debt securities held at fair value at September 30, 2022	$—	$—	$—	$—
The following table presents fair value measurements of debt securities held at fair value as of September 30, 2022 and December 31, 2021:

Fair Value Measurement as of September 30, 2022
	Total	Level 1	Level 2	Level 3
Debt securities held at fair value	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Fair Value Measurement as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Debt securities held at fair value	$15,881,250	$—	$15,881,250	$—
Total	$15,881,250	$—	$15,881,250	$—
Fair Value of Financial Instruments
GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheet, for which it is practicable to estimate that value.

Index
The following table details the book value and fair value of the Company’s financial instruments not recognized at fair value in the balance sheet:

	As of September 30, 2022
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$36,319,623	$36,319,623
Loans held for investment at carrying value	$339,164,030	$334,334,871
Loan receivable at carrying value	$2,220,466	$2,147,890
Financial liabilities:
Senior unsecured notes, net	$96,964,872	$85,034,060
Estimates of fair value for cash and cash equivalents are measured using observable, quoted market prices, or Level 1 inputs. The Company’s loans held for investment are measured using unobservable inputs, or Level 3 inputs. The Company’s investments in debt securities are measured using readily available quoted prices for similar assets, or Level 2 inputs. The fair value of the Company’s unsecured senior notes is estimated by discounting expected cash flows using readily available quoted prices for similar debt, or Level 2 inputs.
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
The Incentive Compensation for the three and nine months ended September 30, 2022 was approximately $2.9 million and $9.3 million, respectively. The Incentive Compensation for the three and nine months ended September 30, 2021 was approximately $1.8 million and $3.9 million, respectively.
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

Index
management, excluding cash and cash equivalents, as a percentage of the total assets under management by all such related funds.
The following table summarizes the related party costs incurred by the Company for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Affiliate Costs
Management fees	$1,318,563	$1,030,718	$3,869,023	$2,301,924
Less: outside fees earned	(432,426)	(256,989)	(1,307,969)	(677,439)
Base management fees	886,137	773,729	2,561,054	1,624,485
Incentive fees earned	2,938,598	1,769,207	9,312,462	3,873,984
General and administrative expenses reimbursable to Manager	910,243	625,711	2,790,846	1,415,217
Total	$4,734,978	$3,168,647	$14,664,362	$6,913,686
Amounts payable to the Company’s Manager as of September 30, 2022 and December 31, 2021 were approximately $5.2 million and $4.1 million, respectively.
Due to Affiliate
Amounts due to an affiliate of the Company as of September 30, 2022 and December 31, 2021 were $17,640 and $0, respectively.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the Company’s Manager or its affiliates and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of September 30, 2022, there were five co-invested loans held by the Company and an affiliate of the Company.
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
In connection with investments in loans, the Company may receive the option to assign the right (the “Assigned Right”) to acquire warrants and/or equity of the borrower. The Company may sell the Assigned Right, and the sale may be to an affiliate of the Company. During the three and nine months ended September 30, 2022, the Company neither received nor sold any Assigned Right. During the three months ended September 30, 2021, the Company neither received nor sold any Assigned Right. During the nine months ended September 30, 2021, the Company sold approximately $2.3 million of Assigned Rights to an affiliate which are accounted for as additional original issue discount and accreted over the life of the loans.
Secured Revolving Credit Facility From Affiliate
In April 2022, the Company terminated the AFCF Revolving Credit Facility. Refer to Note 9 to the Company’s unaudited consolidated financial statements for more information.

Index
16.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2022 and 2021:

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends

Regular cash dividend	3/15/2021	3/31/2021	$0.36	$0.36	$—	$0.36
Regular cash dividend	6/15/2021	6/30/2021	$0.38	$0.38	$—	$0.38
Regular cash dividend	9/30/2021	10/15/2021	$0.43	$0.43	$—	$0.43
2021 Period Subtotal			$1.17	$1.17	$—	$1.17
Regular cash dividend	3/31/2022	4/15/2022	$0.55	$0.55	$—	$0.55
Regular cash dividend	6/30/2022	7/15/2022	$0.56	$0.56	$—	$0.56
Regular cash dividend	9/30/2022	10/14/2022	$0.56	$0.56	$—	$0.56
2022 Period Subtotal			$1.67	$1.67	$—	$1.67
17.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the financial statements were available to be issued. There were no material subsequent events, other than those described below, that required disclosure in these financial statements.
Subsequent to the end of the third quarter, the Company increased its commitment to one borrower in the amount of $30.0 million, were repaid $86.6 million in full by Public Company F, reduced its commitment to one borrower by $19.5 million, and funded approximately $9.2 million of principal amount of new and existing commitments.
In October 2022, the Credit Agreement with the Subsidiary of Public Company H was amended to, among other things, increase the total loan commitment by $50.0 million, of which $30.0 million of the new loan commitment was allocated to the Company and $7.8 million was funded by the Company. As part of the expansion, the interest rate increased from a fixed rate of 9.8% to U.S. Prime plus 5.8%, subject to a Prime floor of 5.5%.
In October 2022, Public Company F repaid its loan in full. The loan was comprised of three tranches with original maturity dates of May 30, 2023, April 28, 2023 and August 28, 2023. The aggregate amount of outstanding principal on the date of repayment was $86.6 million. The Company received a prepayment premium and make-whole premium of approximately $0.1 million and $0.6 million, respectively. Following the repayment of Public Company F, six of the Company’s loans have repaid prior to maturity since the Company’s IPO in March 2021.
In November 2022, the Company and Private Company L agreed to reduce the total loan commitment under the credit facility from $82.5 million to $63.0 million.

Index
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, filed by AFC Gamma, Inc. (the “Company,” “we,” “us,” and “our”), and the information incorporated by reference in it, or made in other reports, filings with the SEC, press releases contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results or performance, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "could," "would," "will," or words or phrases of similar meaning. Specifically, this Quarterly Report includes forward-looking statements regarding (i) the conditions in the adult-use, and medicinal cannabis markets and their impact on our business; (ii) our portfolio and strategies for the growth thereof; (iii) our working capital, liquidity and capital requirements; (iv) potential state and federal legislative and regulatory matters; (v) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements and/or those of our borrowers; (vi) our expectations regarding our portfolio companies and their businesses, including demand, sales volume, profitability, and future growth; (vii) the amount, collectability and timing of cash flows, if any, from our loans; (viii) our expected ranges of originations and repayments; (ix) estimates relating to our ability to make distributions to our shareholders in the future; and (x) our expanded investment strategy.
These forward-looking statements reflect management’s current views about future events, and are subject to risks, uncertainties and assumptions. Our actual results may differ materially from the future results and events expressed or implied by the forward-looking statements. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:
•the ability of the Manager to locate suitable investments for us and to monitor and administer our investments, especially with respect to investments as part of our expanded investment strategy;
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
Business Overview
AFC Gamma, Inc. is primarily an institutional lender to the cannabis industry that was founded in July 2020 by a veteran team of investment professionals. We primarily originate, structure, underwrite, and invest in senior secured loans and other types of loans and debt securities for cannabis industry operators in states that have legalized medical and/or adult-use cannabis. As states continue to legalize cannabis for medical and adult-use, an increasing number of companies operating in the cannabis industry need financing. Due to the currently capital constrained cannabis market, which does not typically have access to traditional bank financing, we believe we are well positioned to continue as a prudent financing source to cannabis industry operators given our stringent underwriting criteria, size and scale of operations and institutional infrastructure. Our objective is to provide attractive risk-adjusted returns over time through cash distributions and capital appreciation by providing loans to state law compliant cannabis companies. The loans we originate are primarily structured as senior loans secured by real estate, equipment, value associated with licenses and/or other assets of the loan parties to the extent permitted by applicable laws and the regulations governing such loan parties. Some of our borrowers have their equity securities listed for public trading on the Canadian Securities Exchange (“CSE”) in Canada and/or over-the-counter (“OTC”) in the United States. Our loans typically have up to a five-year maturity and contain amortization and/or cash flow sweeps.
We have also recently expanded our investment strategy to include (i) first lien loans secured by mortgages to businesses that are not related to the cannabis industry, (ii) the ownership of non-cannabis related real property assets, and (iii) mortgage-backed securities. We expect our underwriting and investment process for these types of investments to be substantially similar to the process we deploy for our loans to cannabis operators.
We are a Maryland corporation and externally managed by our Manager, AFC Management, LLC, a Delaware limited liability company, pursuant to the terms of the Amended and Restated Management Agreement, dated January 14, 2021, by and between AFC Gamma, Inc. and AFC Management, LLC (as amended from time-to-time, the “Management Agreement”). We commenced operations on July 31, 2020 and completed our initial public offering (“IPO”) in March 2021.
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
Our wholly owned subsidiary, AFCG TRS1, LLC (“TRS1”), operates as a taxable REIT subsidiary. TRS1 began operating in July 2021. Our investment in the equipment loan to Public Company A was transferred to TRS1 on July 31, 2021. On April 1, 2022, our investment in the senior secured loan to Private Company I was transferred to TRS1. On July 1, 2022, our investment in the senior secured loan to Private Company J was transferred to TRS1. These three loans constituted substantially all of the assets of TRS1 as of September 30, 2022. The financial statements of TRS1 have been consolidated within our consolidated financial statements.
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

Index
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
We could remain an “emerging growth company” for up to five years from our initial public offering, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.
Developments during the Third Quarter of 2022:
Updates to our Loan Portfolio during the Third Quarter of 2022
During the third quarter of 2022, we purchased one investment with new commitments of approximately $10.0 million, increased commitments to current borrowers of approximately $9.0 million and funded approximately $24.8 million of principal amount of new and existing commitments.
In August 2022, we purchased $10.0 million in outstanding principal amount of 9.5% senior secured notes issued at an 8.75% discount by the Subsidiary of Public Company M, an operator publicly listed in the United States.
In August 2022, we committed an additional $8.1 million under Credit Facility with the Subsidiary of Private Company G. Following the expansion, we now hold $73.5 million in commitments, of which we have funded approximately $66.8 million in total principal amount. As part of the expansion, the interest rate increased from a blended weighted-average rate across three tranches of 13.7% to Prime plus 10.3%, subject to a floor of 4.5%, per annum and the PIK interest decreased from a blended weighted-average rate across three tranches of 1.8% to 0.0% per annum.
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
During the three and nine months ended September 30, 2022, we sold an aggregate of 506,466 and 621,398 shares of our common stock under the Sales Agreement at an average price of $18.35 and $18.30 per share, respectively. The sales generated net proceeds of approximately $9.0 million and $10.4 million for the three and nine months ended September 30, 2022, respectively.
Dividends Declared Per Share
In September 2022, we declared a regular cash dividend of $0.56 per share of our common stock, relating to the quarter ended September 30, 2022, which was paid on October 14, 2022 to shareholders of record as of September 30, 2022. The aggregate amount of the regular cash dividend payment was approximately $11.4 million.
For the nine months ended September 30, 2022 and 2021, we paid the following cash dividends:

Index

Date Declared	Payable to Shareholders of Record at the Close of Business on	Date Paid	Amount per Share	Aggregate Amount Paid
March 12, 2021	March 15, 2021	March 31, 2021	$0.36	$2.2 million
May 7, 2021	June 15, 2021	June 30, 2021	0.38	5.1 million
September 15, 2021	September 30, 2021	October 15, 2021	0.43	7.1 million
2021 Period Subtotal			$1.17	$14.4 million
March 10, 2022	March 31, 2022	April 15, 2022	$0.55	$10.9 million
June 15, 2022	June 30, 2022	July 15, 2022	0.56	11.1 million
September 15, 2022	September 30, 2022	October 14, 2022	0.56	11.4 million
2022 Period Subtotal			$1.67	$33.4 million
Recent Developments
Subsequent to the end of the third quarter, we increased commitments to to one borrower in the amount of $30.0 million, were repaid $86.6 million in full by Public Company F, reduced its commitment to one borrower by $19.5 million, and funded approximately $9.2 million of principal amount of new and existing commitments.
In October 2022, the Credit Agreement with the Subsidiary of Public Company H was amended to, among other things, increase the total loan commitment by $50.0 million, of which $30.0 million of the new loan commitment was allocated to us and $7.8 million was funded by us. As part of the expansion, the interest rate increased from a fixed rate of 9.8% to U.S. Prime plus 5.8%, subject to a Prime floor of 5.5%.
In October 2022, Public Company F repaid its loan in full. The loan was comprised of three tranches with original maturity dates of May 30, 2023, April 28, 2023 and August 28, 2023. The aggregate amount of outstanding principal on the date of repayment was $86.6 million. We received a prepayment premium and make-whole premium of approximately $0.1 million and $0.6 million, respectively. Following the repayment of Public Company F, six of our loans have repaid prior to maturity since the Company’s IPO in March 2021.
In November 2022, the Company and Private Company L agreed to reduce the total loan commitment under the credit facility from $82.5 million to $63.0 million.
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

Index
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

The following table provides a reconciliation of GAAP net income to Distributable Earnings:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$11,480,519	$7,930,680	$32,994,312	$13,959,222
Adjustments to net income:
Stock-based compensation expense	114,062	51,429	1,221,482	1,662,001
Depreciation and amortization	—	—	—	—
Unrealized losses, (gains) or other non-cash items	637,279	(1,423,929)	1,561,890	(796,368)
Provision for current expected credit losses	541,958	660,612	3,040,135	1,372,498
TRS (income) loss	(1,019,424)	(62,320)	(1,567,970)	(62,320)
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—	—	—
Distributable earnings	$11,754,394	$7,156,472	$37,249,849	$16,135,033
Basic weighted average shares of common stock outstanding (in shares)	20,019,760	16,402,984	19,687,730	12,368,977
Distributable earnings per basic weighted average share	$0.59	$0.44	$1.89	$1.30
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our common stock as of September 30, 2022 and December 31, 2021 was approximately $17.06 and $16.61, respectively.
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

Index
Results of Operations for the three and nine months ended September 30, 2022 and 2021
Our net income allocable to our common shareholders for the three and nine months ended September 30, 2022 was approximately $11.5 million and $33.0 million or $0.57 and $1.68 per basic weighted average common share, respectively, compared to net income allocable to our common shareholders of approximately $7.9 million and $14.0 million or $0.48 and $1.13 per basic weighted average common share, respectively, for the prior year periods.
Interest income increased approximately $9.2 million and $36.0 million for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, respectively. This increase was primarily due to an increase in the average principal outstanding of approximately $231.9 million and $246.4 million for the three and nine months September 30, 2022 as compared to the three and nine months ended September 30, 2021, respectively.
Interest expense increased approximately $1.6 million and $5.1 million for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. This increase was due to interest expense incurred and amortization of deferred financing costs relating to our 2027 Senior Notes that were issued in November 2021, our AFCF Revolving Credit Facility, which was terminated in April 2022, and our Revolving Credit Facility that began in April 2022. For the three months ended September 30, 2022, total interest expense for the 2027 Senior Notes, Revolving Credit Facility and AFCF Revolving Credit Facility was approximately $1.6 million, $0.0 million and $0.0 million, respectively. For the nine months ended September 30, 2022, total interest expense for the 2027 Senior Notes, Revolving Credit Facility and AFCF Revolving Credit Facility was approximately $4.8 million, $0.1 million and $0.2 million, respectively. No interest expense was incurred for either the three and nine months ended September 30, 2021.
General and administrative expenses increased approximately $0.2 million and $1.3 million for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, respectively. This increase was primarily due to an increase in expenses relating to personnel, overhead, and occupancy costs as the Company continues to expand.
Management fees increased approximately $0.1 million and $0.9 million for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, respectively. This increase was primarily due to an increase in the Company’s Equity from approximately $274.4 million to $347.4 million. Incentive fees increased by approximately $1.2 million and $5.4 million for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, respectively. This increase was driven by the increase in Core Earnings as defined in the Management Agreement.
Provision for Current Expected Credit Losses
For the three and nine months ended September 30, 2022, the increase to our provision for current expected credit loss was approximately $0.5 million and $3.0 million, respectively. The balance as of September 30, 2022 was approximately $6.2 million, or 1.80%, of our total loans held at carrying value and loans receivable at carrying value balance of approximately $341.4 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loans receivable at carrying value of approximately $5.5 million and (ii) a liability for unfunded commitments of approximately $0.7 million. For the nine months ended September 30, 2021, the increase to our provision for current expected credit loss was approximately $1.4 million and the balance as of September 30, 2021 was approximately $1.8 million, or 1.18%, of our total loans held at carrying value and loans receivable at carrying value balance of approximately $155.9 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loans receivable at carrying value of approximately $1.1 million and (ii) a liability for unfunded commitments of approximately $0.7 million. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan. The increase in the provision for current expected credit losses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is primarily due to changes in macroeconomic factors, changes to the loan portfolio including new commitments and repayments, and changes in other data points we use in estimating the reserve.
Loan Portfolio
As of September 30, 2022 and December 31, 2021, our portfolio included three loans held at fair value. The aggregate originated commitment under these loans was approximately $97.1 million and $75.9 million as of September 30, 2022 and December 31, 2021, respectively, and outstanding principal was approximately $95.6 million and $77.6 million as of

Index
September 30, 2022 and December 31, 2021, respectively. For the nine months ended September 30, 2022, we funded approximately $18.7 million of additional principal of loans held at fair value and we had approximately $3.0 million of principal repayments of loans held at fair value. As of September 30, 2022 and December 31, 2021, none of our loans held at fair value had floating interest rates.
The following tables summarize our loans held at fair value as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
	Fair Value (1)	Carrying Value (2)	Outstanding Principal (2)	Weighted Average Remaining Life (Years) (3)

Senior term loans	$94,076,146	$93,454,875	$95,575,523	1.5
Total loans held at fair value	$94,076,146	$93,454,875	$95,575,523	1.5

	As of December 31, 2021
	Fair Value (1)	Carrying Value (2)	Outstanding Principal (2)	Weighted Average Remaining Life (Years) (3)

Senior term loans	$77,096,319	$74,913,157	$77,630,742	2.2
Total loans held at fair value	$77,096,319	$74,913,157	$77,630,742	2.2
(1)Refer to Note 14 to our unaudited interim consolidated financial statements titled “Fair Value”.
(2)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID and loan origination costs.
(3)Weighted average remaining life is calculated based on the fair value of the loans as of September 30, 2022 and December 31, 2021.
The following table presents changes in loans held at fair value as of and for the nine months ended September 30, 2022:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2021	$77,630,742	$(2,717,584)	$2,183,161	$77,096,319
Change in unrealized (losses) gains on loans at fair value, net	—	—	(1,561,890)	(1,561,890)
New fundings	18,737,988	(479,276)	—	18,258,712
Loan repayments	(1,960,000)	—	—	(1,960,000)
Loan amortization payments	(1,089,776)	—	—	(1,089,776)
Accretion of original issue discount	—	1,076,212	—	1,076,212
PIK interest	2,256,569	—	—	2,256,569
Total loans held at fair value at September 30, 2022	$95,575,523	$(2,120,648)	$621,271	$94,076,146
As of September 30, 2022 and December 31, 2021, our portfolio included zero and one investments in debt securities, respectively, held at fair value. We sold our investment in debt securities in the first quarter of 2022 for approximately $15.9 million, which was previously designated as available-for-sale as of December 31, 2021, recognizing a loss on the sale of marketable securities of approximately $0.2 million in the first quarter of 2022.
The following table summarizes our debt securities held at fair value as of December 31, 2021. We did not hold any investments in debt securities as of September 30, 2022.

Index

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
(2)Weighted average remaining life is calculated based on the fair value of the loans as of December 31, 2021.
The following table presents changes in debt securities held at fair value as of and for the nine months ended September 30, 2022:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total debt securities held at fair value at December 31, 2021	$15,000,000	$1,050,000	$(168,750)	$15,881,250
Realized (losses) gains on securities at fair value, net	—	(150,000)	—	(150,000)
Change in accumulated other comprehensive income	—	—	168,750	168,750
Sale of securities	(15,000,000)	(900,000)	—	(15,900,000)
Total debt securities held at fair value at September 30, 2022	$—	$—	$—	$—
As of September 30, 2022 and December 31, 2021, our portfolio included ten and twelve loans, respectively, held at carrying value. The aggregate originated commitment under these loans was approximately $401.1 million and $324.3 million, respectively, and outstanding principal was approximately $349.3 million and $270.8 million, respectively, as of September 30, 2022 and December 31, 2021. During the nine months ended September 30, 2022, we funded approximately $139.6 million of additional principal. As of September 30, 2022 and December 31, 2021, approximately 39% and 48%, respectively, of our loans held at carrying value have floating interest rates. As of September 30, 2022, these floating benchmark rates include one-month LIBOR subject to a weighted average floor of 1.0% and quoted at 3.143%, one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 1.0% and quoted at 3.042% and U.S. Prime Rate subject to a weighted average floor of 4.4% quoted at 6.250%.
The following tables summarize our loans held at carrying value as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)

Senior term loans	$349,337,390	$(10,173,360)	$339,164,030	2.7
Total loans held at carrying value	$349,337,390	$(10,173,360)	$339,164,030	2.7

Index

	As of December 31, 2021
	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Weighted Average Remaining Life (Years) (2)

Senior term loans	$270,841,715	$(13,678,219)	$257,163,496	3.4
Total loans held at carrying value	$270,841,715	$(13,678,219)	$257,163,496	3.4
(1)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of September 30,2022 and December 31, 2021.
The following table presents changes in loans held at carrying value as of and for the nine months ended September 30, 2022:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2021	$270,841,715	$(13,678,219)	$257,163,496
New fundings	139,571,920	(5,128,400)	134,443,520
Accretion of original issue discount	—	8,633,259	8,633,259
Loan repayments	(52,014,211)	—	(52,014,211)
Sale of loans	(10,000,000)	—	(10,000,000)
PIK interest	2,768,252	—	2,768,252
Loan amortization payments	(1,830,286)	—	(1,830,286)
Total loans held at carrying value at September 30, 2022	$349,337,390	$(10,173,360)	$339,164,030
As of September 30, 2022 and December 31, 2021, our portfolio included one loan receivable at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately $2.2 million and $2.5 million as of September 30, 2022 and December 31, 2021, respectively. During the nine months ended September 30, 2022, we received repayments of approximately $0.3 million of outstanding principal.
The following table presents changes in loans receivable as of and for the nine months ended September 30, 2022:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable at carrying value at December 31, 2021	$2,533,266	$(2,678)	$2,530,588
Principal repayment of loans	(337,114)	—	(337,114)
Accretion of original issue discount	—	805	805
PIK interest	26,187	—	26,187
Total loan receivable at carrying value at September 30, 2022	$2,222,339	$(1,873)	$2,220,466

Index

The below table summarizes our total loan portfolio as of September 30, 2022:

Loan Names	Original Funding Date(1)	Loan Maturity	AFCG Loan, net of Syndication	% of Total AFCG	Principal Balance as of 9/30/2022	Cash Interest Rate	PIK	Fixed/ Floating	Amortization During Term	YTM (2)(3)
Public Co. A - Real Estate Loan(4)	7/3/2019	9/30/2023	$2,940,000	0.6%	$1,198,639	7.5%	7.5%	Fixed	No	21%
Public Co. A - Equipment Loans	8/5/2019	3/31/2025	4,000,000	0.8%	2,222,339	12.0%	N/A	Fixed	Yes	18%
Private Co. A(5)	5/8/2020	5/8/2024	77,785,000	15.5%	79,772,976	12.8%	2.7%	Fixed	Yes	21%
Private Co. B(6)	9/10/2020	9/1/2023	16,402,988	3.3%	14,603,908	14.7%	4.0%	Fixed	Yes	30%
Private Co. C	11/5/2020	12/1/2025	24,000,000	4.8%	24,159,078	14.5%	4.0%	Floating	Yes	24%
Sub of Private Co. G	4/30/2021	5/1/2026	73,500,000	14.6%	67,912,444	16.5%	N/A	Floating	Yes	23%
Sub of Private Co. H(7)	5/11/2021	5/11/2023	5,781,250	1.2%	5,781,250	15.0%	N/A	Fixed	No	20%
Public Co. F(8)	5/21/2021	5/30/2023	86,600,000	17.2%	86,600,000	8.6%	N/A	Fixed	No	12%
Private Co. I	7/14/2021	8/1/2026	10,430,144	2.1%	10,550,781	15.1%	2.5%	Floating	Yes	22%
Private Co. K	4/28/2022	5/3/2027	25,245,000	5.0%	10,765,379	15.0%	N/A	Floating	Yes	18%
Private Co. J	8/30/2021	9/1/2025	23,000,000	4.6%	23,568,458	15.1%	4.0%	Floating	Yes	22%
Sub of Public Co. H	12/16/2021	1/1/2026	60,000,000	11.9%	60,000,000	9.8%	N/A	Fixed	No	14%
Private Co. L	4/20/2022	5/1/2026	82,500,000	16.4%	50,000,000	12.0%	N/A	Fixed	Yes	16%
Sub of Public Co. M	8/26/2022	8/27/2025	10,000,000	2.0%	10,000,000	9.5%	N/A	Fixed	No	14%
SubTotal(9)			$502,184,382	100.0%	$447,135,252	12.4%	1.1%			19%
										Wtd Average
Information is as of September 30, 2022 unless otherwise specified. Borrower names have been kept confidential due to confidentiality agreement obligations.
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
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of September 30, 2022 applied through maturity. Actual results could differ from those estimates and assumptions.
(3)Estimated YTM for the loan with Private Company A is enhanced by purchase discounts attributed to the fair value of equity warrants that were separated from the loan prior to our acquisition of such loan. The purchase discounts accrete to income over the respective remaining terms of the applicable loan.
(4)As amended, cash interest is deferred from July 1, 2022 until November 1, 2022.
(5)PIK interest rate for Private Co. A represents a blended rate of differing PIK interest rates applicable to each of the three tranches to which we are a lender under the senior secured term loan credit facility with Private Company A (as may be amended, supplemented, amended and restated or otherwise modified from time to time, the ‘‘Private Company A Credit Facility’’).
(6)Cash interest and PIK interest rates for Private Co. B are weighted average rates.
(7)Loan to Subsidiary of Private Company H does not reflect the borrower’s option to request up to two maturity extensions each for an additional six months from the then-existing loan maturity date. The first extension, which is available at the borrower’s sole option, is subject to a payment of a 2.0% fee. The second extension is subject to the approval of all lenders.
(8)Cash interest and PIK interest rates for Public Co. F represents a blended rate of differing cash interest and PIK interest rates applicable to each of the three tranches with differing rates.
(9)The interest and PIK subtotal rates are weighted average rates.

Index
Collateral Overview
Our loans are secured by various types of assets of our borrowers, including real property and certain personal property, including value associated with licenses, equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers. We do not have liens on cannabis inventory and are generally restricted from taking ownership of state licenses by current statutory prohibitions and exchange listing standards. The documents governing our loans also include a variety of provisions intended to provide remedies against the value associated with licenses. For example, some loan documents require a grant of a security interest in all property of the entities holding licenses to the extent not prohibited by applicable law or regulations (or requiring regulatory approval), equity pledges of entities holding licenses, receivership remedies and/or other remedies to secure the value associated with the borrowers’ licenses. Upon default of a loan, we may seek to sell the loan to a third party or have an affiliate or a third-party work with the borrower to have the borrower sell collateral securing the loan to a third party or institute a foreclosure proceeding to have such collateral sold, in each case, to generate funds towards the payoff of the loan. While we believe that the appraised value of any real estate assets or other collateral securing our loans may impact the amount of the recovery in each such scenario, the amount of any such recovery from the sale of such real estate or other collateral may be less than the appraised value of such collateral and the sale of such collateral may not be sufficient to pay off the remaining balance on the defaulted loan. Becoming the holder of a license through foreclosure or otherwise, the sale of a license or other realization of the value of licenses requires the approval of regulatory authorities. As of September 30, 2022, our portfolio of loans had a weighted average real estate collateral coverage of approximately 1.0 times our aggregate committed principal amount of such loans. Our real estate collateral coverage for each of our loans was measured at the time of underwriting and based on various sources of data available at such time. We calculate our weighted average real estate collateral coverage by estimating the underlying value of our real estate collateral based on various objective and subjective factors, including, without limitation, third party appraisals, total cost basis of the subject property and/or our own internal estimates.
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
Our net cash provided by operating activities for the nine months ended September 30, 2022 of approximately $27.5 million was less than our dividend payments of $30.2 million made during the same period due to earned OID of $9.7 million and PIK repayments of $1.2 million related to repayments from Private Company D, Private Company F and Private Company E during such period. OID relates to cash withheld by the Company upon funding of its investments and is included under the ‘Supplemental disclosure of non-cash activity’ on the Consolidated Statements of Cash Flows.

Index
Capital Markets
Our Shelf Registration Statement became effective on April 18, 2022, allowing us to sell, from time to time in one or more offerings, up to $1.0 billion of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock or preferred stock. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We may also access liquidity through our ATM Program, which was established in April 2022, pursuant to which we may sell, from time to time, up to $75.0 million of our common stock. As of September 30, 2022, we sold an aggregate of 621,398 shares of the Company’s common stock under the Sales Agreement at an average price of $18.30 per share. The sales generated net proceeds of approximately $10.4 million.
We may seek to raise further equity capital and issue debt securities in order to fund our future investments in loans. As the cannabis industry continues to evolve and to the extent that additional states legalize cannabis, the demand for capital continues to increase as operators seek to enter and build out new markets. We expect the principal amount of the loans we originate for cannabis operators to increase. We also expect that our expanded investment focus to require additional capital. As a result, we expect we will need to raise additional equity and/or debt funds to increase our liquidity in the near future.
As of September 30, 2022 and December 31, 2021, all of our cash was unrestricted and totaled approximately $36.3 million and $109.2 million, respectively.
As of September 30, 2022, we believe that our cash on hand, capacity available under our line of credit and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
Revolving Credit Facility
On April 29, 2022, we entered into a Revolving Credit Agreement by and among us, the other loan parties from time to time party thereto, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto, pursuant to which, we obtained a $60.0 million senior-secured revolving credit facility.
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions, which may be increased to up to $100.0 million in aggregate (subject to available borrowing base and additional commitments), and contains a maturity date of April 29, 2025. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. We incurred a one-time commitment fee expense of approximately $0.5 million, which is amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, to be paid semi-annually in arrears, which will be included within interest expense in the Company’s consolidated statements of operations.
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
Termination of AFC Finance Credit Facility
On April 29, 2022, upon our entry into the Revolving Credit Facility, we terminated the AFCF Revolving Credit Facility with AFC Finance, LLC. In connection with the termination, we paid the outstanding amounts remaining in connection with the commitment fee of approximately $0.1 million and accelerated the remaining deferred financing costs of approximately $0.1 million in the second quarter of 2022. There were no other payments, premiums or penalties required to be paid in connection with the termination.
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

Index
Under the Indenture, we are required to cause all of our existing and future subsidiaries to guarantee the 2027 Senior Notes, other than certain immaterial subsidiaries as set forth in the Indenture. Subsequent to the transfer of our investment in the senior secured loan to Private Company I to TRS1 on April 1, 2022, TRS1 was added as a subsidiary guarantor under the Indenture. As of September 30, 2022, the 2027 Senior Notes are guaranteed by TRS1.
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
Debt Service
As of September 30, 2022, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.

Index
Cash Flows
The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2022 and 2021:

	September 30,
	2022	2021
Net income	$32,994,312	$13,959,222
Adjustments to reconcile net income to net cash (used in) provided by operating activities and changes in operating assets and liabilities	(5,538,246)	(6,353,478)
Net cash provided by (used in) operating activities	27,456,066	7,605,744
Net cash (used in) provided by investing activities	(68,520,844)	(121,463,591)
Net cash (used in) provided by financing activities	(31,861,647)	174,208,418
Change in cash and cash equivalents	$(72,926,425)	$60,350,571
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2022 was approximately $27.5 million, compared to approximately $7.6 million for the same period in 2021. The increase from September 30, 2021 to September 30, 2022 was primarily due to an increase in net income of approximately $19.0 million, offset by an increase in accretion of OID of approximately $(5.7) million, increase in PIK interest of approximately $(2.3) million, increase in provision for current expected credit losses of approximately $1.7 million, increase in unrealized losses (gains) on loans held at fair value of approximately $2.4 million and an increase in interest reserve of approximately $3.4 million.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2022 was approximately $68.5 million, compared to approximately $121.5 million for the same period in 2021. The change was caused primarily by loan issuance and fundings of approximately $127.2 million during the nine months ended September 30, 2022, compared to approximately $156.3 million for the same period in 2021, offset by repayment of loans of approximately $32.2 million during the nine months ended September 30, 2022, compared to $22.2 million during the nine months ended September 30, 2021, proceeds received from the sale of loans and marketable securities of $26.5 million during the nine months ended September 30, 2022, compared to $10.4 million for the same period in 2021 and proceeds received from the sale of Assigned Rights of $0.0 million during the nine months ended September 30, 2022, compared to $2.3 million for the same period in 2021.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2022 was approximately $31.9 million, compared to net cash provided by financing activities of approximately $174.2 million for the same period in 2021. The change was caused primarily by the change in proceeds from the sale of common stock of approximately $75.1 million in the current period versus approximately $185.5 million in the prior year period, repayments on the AFCF Revolving Credit Facility of $75.0 million in the current period versus $0.0 million for the same period in 2021 and dividends paid of approximately $30.2 million in the current period versus $7.3 million for the same period in 2021.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of September 30, 2022 are as follows:

	As of September 30, 2022
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$9,181,538	$46,979,621	$—	$—	$56,161,159
Total	$9,181,538	$46,979,621	$—	$—	$56,161,159

As of September 30, 2022, all unfunded commitments relate to our total loan commitments and were available for funding in less than two years.

Index

We also had the following contractual obligations as of September 30, 2022 relating to the 2027 Senior Notes:

	As of September 30, 2022
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations(1)	$7,666,667	$11,500,000	$109,583,333	$—	$128,750,000
Total	$7,666,667	$11,500,000	$109,583,333	$—	$128,750,000
(1) Amounts include projected interest payments during the period based on interest rates in effect as of September 30, 2022.
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

Index
Critical Accounting Policies and Estimates
As of September 30, 2022, there were no significant changes in or changes in the application of our critical accounting policies or estimates from those presented in our Annual Report on Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of September 30, 2022, a decrease of 50 bps or increase of 50 bps of the market yield would have resulted in a change in unrealized gain (loss) of approximately $0.5 million and $(0.5) million, respectively. As of September 30, 2022, we had five floating-rate loans, representing approximately 31% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates include one-month LIBOR subject to a weighted average floor of 1.0% and quoted at 3.143%, one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 1.0%, and quoted at 3.042% and U.S. Prime Rate subject to a weighted average floor of 4.4% quoted at 6.250%. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $1.4 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $(1.4) million.
Potential Impact of LIBOR Transition
As of September 30, 2022, five of our loans, representing approximately 31% of our portfolio based on aggregate outstanding principal balances, paid interest at a variable rate tied to either LIBOR, SOFR, or U.S. Prime Rate. If one of these floating benchmarks are no longer available, our applicable loan documents generally allow us to choose a new index based upon comparable information. However, if each of these benchmarks are no longer available, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our loans. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of loans that we are financing.
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our consolidated balance sheet. As of September 30, 2022 and December 31, 2021, three of our loans held for investment were carried at fair value within loans held at fair value in our consolidated balance sheets, with changes in fair value recorded through earnings.
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

Index
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

Index
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
Our loan portfolio as of September 30, 2022 was concentrated with the top four borrowers representing approximately 63.6% of the aggregate outstanding principal balances and approximately 63.8% of the total loan commitments. Additionally, the industry is experiencing significant consolidation, which we expect to continue, among cannabis operations and certain of our borrowers may combine, increasing the concentration of our borrower portfolio with those consolidated operators. Our largest credit facility represented approximately 17.2% of our total loan commitments and approximately 19.4% of the aggregate outstanding principal balances of our portfolio as of September 30, 2022. The borrower under this credit facility is Public Company F, a multi-state operator with real estate assets in several states, certain of which have been included as collateral in connection with the senior term loan. Our portion of the senior term loan provided to such borrower had an aggregate principal amount of $86.6 million outstanding as of September 30, 2022. This senior term loan accrues interest at a blended rate of 8.6% per annum, payable in cash, across the three tranches of the senior term loan facility. The Public Company F senior term loan is managed by a third-party agent, acting as sole lead arranger, administrative agent and collateral agent, which is an affiliate of one of the other lender parties. Subsequent to the end of the third quarter, Public Company F repaid its loan in full. Refer to Note 17 to our unaudited interim consolidated financial statements titled “Subsequent Events” for more information.
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, which replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”). We adopted ASU No. 2016-13 as of July 31, 2020, the date of our commencement of operations. Subsequent period increases and decreases to expected credit losses impact earnings and are recorded within provision for current expected credit losses in our consolidated statement of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASU No. 2016-13 is a valuation account that is deducted from the amortized cost basis of our loans held at carrying value and loans receivable at carrying value in our consolidated balance sheet. The CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in our consolidated balance sheet. Refer to Note 6 to our unaudited interim consolidated financial statements titled “Current Expected Credit Losses” for more information on CECL.
We primarily provide loans to companies operating in the cannabis industry which involves significant risks, including the risk of strict enforcement against our borrowers of the federal illegality of cannabis, our borrowers’ inability to renew or otherwise maintain their licenses or other requisite authorizations for their cannabis operations, and such loans lack of liquidity, and we could lose all or part of any of our loans.
Our ability to grow or maintain our core business depends on state laws pertaining to the cannabis industry. New laws that are adverse to our borrowers may be enacted, and current favorable state or national laws or enforcement guidelines relating to cultivation, production and distribution of cannabis may be modified or eliminated in the future, which would impede our ability to grow and could materially adversely affect our business.
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

Index
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of September 30, 2022, we were not subject to any material legal proceedings.

Index
Item 1A. Risk Factors
Except as disclosed below, during the quarter ended September 30, 2022, there were no material changes to the Risk Factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the nine months ended September 30, 2022.
Repurchases of Common Stock
There were no issuer repurchases of common stock during the quarter ended September 30, 2022.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
On November 7, 2022, we entered into an amendment to our Management Agreement between us and our Manager (the “Management Agreement Amendment”). Our Manager is a wholly-owned subsidiary of the Parent Manager, which is an entity that is over 70%, 10% and 5% beneficially owned by Mr. Tannenbaum, Robyn Tannenbaum, our Managing Director, Head of Originations and Investor Relations and Jonathan Kalikow, our Head of Real Estate and one of our directors, respectively. Pursuant to the Management Agreement Amendment, the Management Agreement was amended to update the investment guidelines to allow for investments in (i) first lien loans secured by mortgages to businesses that are not related to the cannabis industry, (ii) the ownership of non-cannabis related real property assets and (iii) mortgage-backed securities. A copy of the Management Agreement Amendment is filed as Exhibit 10.1B to this Form 10-K and incorporated herein by reference.

Index
Item 6.     Exhibits

Exhibit No.	Description of Exhibits
3.1	Articles of Amendment and Restatement of AFC Gamma, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).
3.1A	Articles of Amendment, dated March 10, 2022 (filed as Exhibit 3.1A to the Company’s Annual Report on Form 10-K on March 10, 2022 and incorporated herein by reference).
3.4	Amended and Restated Bylaws of AFC Gamma, Inc. (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).
10.1A	First Amendment to Amended and Restated Management Agreement, dated March 10, 2022 by and between AFC Gamma, Inc. and AFC Management, LLC (filed as Exhibit 10.1A to the Company’s Annual Report on Form 10-K on March 10, 2022 and incorporated herein by reference).
10.1B*	Second Amendment to Amended and Restated Management Agreement, dated November 7, 2022 by and between AFC Gamma, Inc. and AFC Management, LLC
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

Date: November 8, 2022
AFC GAMMA, INC.

	By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Brett Kaufman
Brett Kaufman
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)