Form 10-K
period 2022-12-31
AFC Gamma, Inc.
filed 2023-03-07
CIK 1822523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to (§240.10D-1(b)). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The approximate aggregate market value of 15,620,887 shares of voting common stock held by non-affiliates of the registrant, as of June 30, 2022, based upon the last sale price reported on the Nasdaq Stock Market (the “Nasdaq”) was $239,468,198. For purposes of the foregoing calculation only, all directors and executive officers of AFC Gamma, Inc. have been deemed affiliates.

Class	Outstanding at March 1, 2023
Common stock, $0.01 par value	20,489,234
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2023) are incorporated by reference into Part III of this Form 10-K.

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
These statements are only predictions and involve estimates, known and unknown risks, assumptions, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of the factors discussed in Item 1A. Risk Factors and elsewhere in this report. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include, but are not limited to, statements about:
•our business and investment strategy;
•the ability of our Manager to locate suitable loan opportunities for us and to monitor and actively manage our portfolio and implement our investment strategy;
•our expected ranges of originations and repayments;
•the allocation of loan opportunities to us by our Manager;
•our projected operating results;
•actions and initiatives of the U.S. or state governments and changes to government policies and the execution and impact of these actions, initiatives and policies, including the fact that cannabis remains illegal under federal law and certain state laws;
•the estimated growth in and evolving market dynamics of the cannabis market;
•changes in general economic conditions, in our industry and in the commercial finance and real estate markets;
•the demand for cannabis cultivation and processing facilities;
•shifts in public opinion and state regulation regarding cannabis;
•the state of the U.S. economy generally or in specific geographic regions;
•economic trends and economic recoveries;
•the amount, collectability and timing of our cash flows, if any, from our loans;
•our ability to obtain and maintain financing arrangements;
•our expected leverage;
•changes in the value of our loans;
•our expected portfolio of loans;
•our expected investment and underwriting process;
•the rates of default or recovery rates on our loans;
•the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•the availability of investment opportunities in mortgage-related and real estate-related instruments and other securities;
•changes in interest rates and impacts of such changes on our results of operations, cash flows and the market value of our loans;
•interest rate mismatches between our loans and our borrowings used to fund such loans;

•the departure of any of the executive officers or key personnel supporting and assisting us from our Manager or its affiliates;
•impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;
•our ability to maintain our exemption from registration under the Investment Company Act;
•our ability to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
•estimates relating to our ability to make distributions to our shareholders in the future;
•our understanding of our competition; and
•market trends in our industry, interest rates, real estate values, the securities markets or the general economy.
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

Part I
Item 1.    Business
The following description of the business of AFC Gamma, Inc. should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2022. Unless the context otherwise requires, the terms “we,” “us” or “our” refers to AFC Gamma, Inc.
Overview
AFC Gamma, Inc. is an institutional lender to the commercial real estate sector that was founded in July 2020 by a veteran team of investment professionals. We primarily originate, structure, underwrite, invest in and manage senior secured loans and other types of commercial real estate loans and debt securities, with a specialization in loans to cannabis industry operators in states that have legalized medical and/or adult-use cannabis. We have recently expanded our investment guidelines to deploy capital in attractive lending opportunities secured by commercial real estate. Our expanded investment guidelines now include (i) first and second lien loans secured by mortgages to commercial real estate owners, operators and related businesses that are not related to the cannabis industry, (ii) the ownership of non-cannabis related real property assets, and (iii) mortgage-backed securities, in addition to our prior sole focus on first lien loans secured by mortgages to cannabis operators in states that have legalized medical and/or adult-use cannabis. We expect the underwriting and investment process for these investments under our expanded guidelines to be substantially similar to the process we deploy for our loans to cannabis operators.
Our objective is to provide attractive risk-adjusted returns over time through cash distributions and capital appreciation primarily by providing loans to real estate developers and state law compliant cannabis companies. The loans we originate are primarily structured as senior loans secured by real estate, equipment, value associated with licenses (where applicable) and/or other assets of the loan parties to the extent permitted by applicable laws and the regulations governing such loan parties. Some of our cannabis-related borrowers have their equity securities listed for public trading on the Canadian Securities Exchange (“CSE”) in Canada and/or over-the-counter (“OTC”) in the United States.
We have expanded our investment guidelines to invest in attractive commercial real estate financing opportunities emerging from the current interest rate environment. As the Federal Reserve began to increase interest rates in 2022 to curb rising inflation, we believe the higher interest rates and associated pressures have created an opportunity in real estate lending, where there is currently less capital available in the marketplace to finance real estate projects. As a result of these market dynamics, we have identified a number of opportunities to provide acquisition and construction financing for real estate developers at attractive rates and secured by valuable real estate collateral.
Separately, as states continue to legalize cannabis for medical and adult-use, an increasing number of companies operating in the cannabis industry need financing. Due to the current capital constrained cannabis market, which does not typically have access to traditional bank financing, we believe we continue to be well positioned to act as a prudent financing source to cannabis industry operators given our stringent underwriting criteria, size and scale of operations and institutional infrastructure.
We are a Maryland corporation and externally managed by AFC Management, LLC, a Delaware limited liability company (our “Manager”), pursuant to the terms of the Amended and Restated Management Agreement, dated January 14, 2021, by and between AFC Gamma, Inc. and AFC Management, LLC (as amended from time to time, the “Management Agreement”). We commenced operations on July 31, 2020 and completed our initial public offering (“IPO”) in March 2021.
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
Our wholly-owned subsidiary, AFCG TRS1, LLC (“TRS1”), operates as a taxable real estate investment trust subsidiary (a “TRS”). TRS1 began operating in July 2021 and the financial statements of TRS1 have been consolidated within our consolidated financial statements.

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
Our Competitive Strengths
We are situated to originate loans with attractive risk-adjusted returns secured by valuable real property as traditional bank and institutional lenders are limiting commercial real estate lending activity in the current interest rate environment. We believe we are well positioned to continue as a prudent financing source to commercial real estate owners, operators and related businesses due to the following factors:
Experienced Management Team: Our Manager administers our business activities and day-to-day operations subject to the overall supervision of our Board of Directors (the “Board”). Our Manager’s team is comprised of professionals with extensive and diverse expertise and significant financing industry experience across many industries, including the real estate sector. We believe that the length and breadth of this team’s financing experience and their ability to source and execute a wide variety of loans is one of our significant competitive advantages.
Flexible Structure: We believe we have a more flexible funding structure, with the ability to redeploy funding more quickly than the typical REIT land ownership models and traditional lenders. Our funding structure commits and funds loans with an average maturity of two to five years with significant prepayment protections whereas certain competitors with typical REIT land ownership models have longer-term leases. The duration of our loans, as compared to the length of leases usually employed by REIT land ownership models, allows us to redeploy our capital with more flexibility as market changes occur instead of being locked in for longer periods of time. This model also allows our borrowers to retain control of their real estate assets, which is important to their businesses and allows for more flexibility regarding their capital structure.
Compelling Risk-Adjusted Returns: We seek to obtain strong risk-adjusted yield-to-maturity (“YTM”) with targeted annual gross yields on our portfolio within the range of 12% to 20% through coupons, original issue discount (“OID”), prepayment or exit fees, and other fees.
Underlying Collateral: Our loans are primarily secured by real property and certain personal property, including by the value associated with licenses (where applicable), equipment, and other assets to the extent permitted by applicable laws, and the regulations governing our borrowers and our intention to qualify as a REIT. As of December 31, 2022, our portfolio of assets, excluding assets held in TRS1, had weighted average real estate collateral coverage of approximately 1.1 times our aggregate committed principal amount of such loans, with the real estate collateral coverage for each of our loans measured as of the time of closing for such loan and based on various sources of data available at such time.

Leading loan origination platform in high-growth cannabis market with extensive barriers to entry: Through our size and scale of operations, as well as our incumbency and institutional infrastructure, we believe we are well positioned to continue as a leading financing source of choice for cannabis companies. Currently, we are able to take advantage of the capital supply/demand imbalance to generate strong risk-adjusted returns by providing operators debt capital. Based on historical and projected growth, as states continue to legalize cannabis, the demand for capital to fund operations should increase and we believe we will be positioned to continue funding these borrowers both as a relationship lender and institutional capital provider to an expanding universe of operators.
Significant Management Investment: Leonard M. Tannenbaum, our Chief Executive Officer and Chairman of the Board, made an equity investment of approximately $47.8 million in August 2020, which included a combination of cash and a transfer of loan assets at fair value plus accrued and unpaid interest, in exchange for 3,342,500 shares of our common stock. Additionally, Gamma Lending Holdco LLC, a fund controlled by Jonathan Kalikow, our Head of Real Estate and one of our directors, and his father, invested approximately $9.6 million in cash in August 2020 in exchange for 668,500 shares of our common stock.
Our Portfolio
For information about our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investment Portfolio” and Notes to our consolidated financial statements included in this Annual Report on Form 10-K.
Collateral Overview
Our loans are secured by various types of assets of our borrowers, including real property and certain personal property, such as the value associated with licenses (where applicable), equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.
With respect to our loans to cannabis operators, we do not have liens on cannabis inventory and are generally restricted from taking ownership of state licenses by current statutory prohibitions and exchange listing standards. The documents governing our loans also include a variety of provisions intended to provide remedies against the value associated with licenses. For example, some loan documents require a grant of a security interest in all property of the entities holding licenses to the extent not prohibited by applicable law or regulations (or requiring regulatory approval), equity pledges of entities holding licenses, receivership remedies and/or other remedies to secure the value associated with the borrowers’ licenses. Upon default of a loan, we may seek to sell the loan to a third party or have an affiliate or a third party work with the borrower to have the borrower sell collateral securing the loan to a third party or institute a foreclosure proceeding to have such collateral sold, in each case, to generate funds towards the payoff of the loan. While we believe that the appraised value of any real estate assets or other collateral securing our loans may impact the amount of the recovery in each such scenario, the amount of any such recovery from the sale of such real estate or other collateral may be less than the appraised value of such collateral and the sale of such collateral may not be sufficient to pay off the remaining balance on the defaulted loan. Becoming the holder of a license through foreclosure or otherwise, the sale of a license or other realization of the value of licenses requires the approval of regulatory authorities. As of December 31, 2022, our portfolio of assets held outside of TRS1 had a weighted average real estate collateral coverage of approximately 1.1 times our aggregate committed principal amount of such loans, with the real estate collateral coverage for each of our loans measured as of the time of closing for such loan and based on various sources of data available at such time. We calculate our weighted average real estate collateral coverage by estimating the underlying value of our real estate collateral based on various objective and subjective factors, including, without limitation, third-party appraisals, total cost basis of the subject property and/or our own internal estimates.

We may pursue a sale of a defaulted loan if we believe that a sale would yield higher proceeds or that a sale could be accomplished more quickly than a foreclosure proceeding while yielding proceeds comparable to what would be expected from a foreclosure sale. To the extent that we determine that the proceeds are more likely to be maximized through instituting a foreclosure sale or through taking title to the underlying collateral, we will be subject to the rules and regulations under state law that govern foreclosure sales and Nasdaq listing standards that do not permit us to take title to real estate while it is involved in commercial sales of cannabis. In addition, the sale of the collateral securing our loans may be difficult and even for loans to cannabis operators, the collateral securing our loans may be sold to a party outside of the cannabis industry. Therefore, any appraisal-based value of our real estate and other collateral may not equal the value of such collateral if it were to be sold to a third party in a foreclosure or similar proceeding. We may seek to sell a defaulted loan prior to commencing a foreclosure proceeding or during a foreclosure proceeding to a purchaser that is not required to comply with Nasdaq listing standards. We believe a third-party purchaser that is not subject to Nasdaq listing standards may be able to realize greater value from real estate and other collateral securing our loans with respect to loans to cannabis operators. However, we can provide no assurances that a third party would buy such loans or that the sales price of such loans would be sufficient to recover the outstanding principal balance, accrued interest, and fees. We will not own real estate as long as it is used in the commercial sale of cannabis due to current statutory prohibitions and exchange listing standards, which may delay or limit our remedies in the event that any of our borrowers default under the terms of their loans with us.
Our Loan Origination Pipeline
As of March 1, 2023, our loan origination pipeline consisted of potential new loans to (i) commercial real estate owners, operators and related businesses representing prospective total loan commitments of approximately $454 million and (ii) state-compliant cannabis operators representing prospective total loan commitments of approximately $245 million. From January 1, 2020 to March 1, 2023, members of our management team, provided by our Manager, and the members of the investment committee of our Manager (the “Investment Committee”), who advise on our investments and operations, sourced over $17.0 billion of loans across the cannabis industry in various states while maintaining a robust pipeline of potentially actionable opportunities. We are in various stages of our evaluation process with respect to these loans. We identify appropriate loans from our origination pipeline based on investment criteria factors such as, among other things, the prospective borrower’s financial performance, loan size, proposed sources and uses and location, at which point we may issue an indication of interest or non-binding term sheet and, if mutually agreeable, enter into a non-binding term sheet or non-binding syndication commitment letter with the prospective borrower.
We are currently completing our underwriting process and negotiating definitive loan documents for each of the potential loan investments related to our active fully-executed, non-binding term sheets and fully-executed, non-binding syndication commitment letters. The potential loans remain subject to satisfactory completion of our underwriting and due diligence processes, definitive documentation and final approval by the Investment Committee, as applicable. As a result, no assurance can be given that any of these potential loans will close on the currently contemplated terms or at all. We intend to fund these potential loans using capacity under our secured revolving credit facility (the “Revolving Credit Facility,” and the credit agreement governing the Revolving Credit Facility, as amended, restated, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement”), net proceeds of future debt and/or equity offerings, existing cash and/or, depending upon the timing of closing, or net proceeds from loan repayments.
Our Leadership
Leonard M. Tannenbaum, our Chief Executive Officer and Chairman of the Board, has over 25 years of investment management experience. He has taken three other entities public and has managed several externally-managed investment vehicles with approximately $5.0 billion of assets under management in the aggregate. During his career, Mr. Tannenbaum has underwritten over 400 loans with over $10.0 billion in principal value. Mr. Kalikow, our Head of Real Estate, has over 20 years of investment management experience, including specialization lending to commercial real estate owners, operators and related businesses. Through his funds, he currently manages approximately $1.5 billion in assets. Robyn Tannenbaum, previously our Managing Director, Head of Origination and Investor Relations and, effective March 6, 2023, our President, has over 10 years of experience in finance, capital market transactions and investor relations. Brett Kaufman, our Chief Financial Officer and Treasurer, has over 25 years of experience in accounting and finance. Prior to joining AFC Gamma in August 2021, Mr. Kaufman was the Chief Financial Officer of Ladenburg Thalmann Financial Services.

Our Manager and Our Management Agreement
We are externally managed and advised by our Manager, a registered investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”), and an affiliate of Mr. Tannenbaum, Mrs. Tannenbaum, and Mr. Kalikow. Each of our officers is employed by our Manager and certain of our officers are members of its Investment Committee.
Our Manager’s team is comprised of professionals with extensive and diverse expertise and significant financing industry experience. Members of the Investment Committee of our Manager and the investment personnel provided by our Manager have approximately 100 years of combined investment management experience and are a valuable resource to us. Our Manager, its affiliates and the members of our Investment Committee manage several externally-managed vehicles totaling over $400.0 million in cannabis-related assets, including AFC Gamma, Inc. and AFC Warehouse Holding, LLC (“AFC Warehouse”), one of our affiliates. Our Manager’s Investment Committee is comprised of Leonard M. Tannenbaum, Jonathan Kalikow, Bernard D. Berman, and Robyn Tannenbaum.
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
For a summary of compensation paid to our Manager for the years ended December 31, 2022 and 2021, see Note 15 to our consolidated financial statements in this Annual Report for more information.
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
On November 7, 2022, we entered into an amendment to our Management Agreement between us and our Manager. Pursuant to the amendment, the Management Agreement was amended to update the investment guidelines to allow for investments in (i) first lien loans secured by mortgages to businesses that are not related to the cannabis industry, (ii) the ownership of non-cannabis related real property assets and (iii) mortgage-backed securities.
On March 6, 2023, we entered into an amendment to our Management Agreement between us and our Manager. Pursuant to the amendment, the Management Agreement was amended to update the investment guidelines to allow for investments in second lien loans secured by mortgages to businesses that are not related to the cannabis industry. In addition, the definition of the Investment Committee was amended to allow independent contractors to serve on the Investment Committee and to allow for a majority vote for any action taken by the Investment Committee at any time that the Investment Committee is comprised of at least four members.

Indemnification and Liability
Our Management Agreement provides for customary indemnification of our Manager and its affiliates, and certain of our and their respective members, shareholders, managers, partners, trustees, personnel, officers, directors, employees, consultants and Sub-Managers, as applicable. Additionally, we have entered into indemnification agreements with the members of the Investment Committee provided by our Manager that provide for indemnification and advance of expenses to the maximum extent permitted by Maryland law, subject to certain standards to be met and certain other limitations and conditions as set forth in such indemnification agreements. Neither we nor the Manager currently carry directors’ and officers’ insurance. However, we may in the future maintain such insurance or establish a sinking fund to contribute a specified amount of cash on a monthly basis towards insuring our directors and officers (whether employees of our Manager or its affiliates) against liability. The Management Agreement also provides that the Manager Parties will not be liable to us for acts or omissions performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the relevant Management Agreement.
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
At the time of consummation of an Internalization Transaction, all assets of our Manager or 100% of the equity interest in our Manager shall be conveyed to and acquired by us in exchange for the consideration to be paid for the Internalization Transaction. Consummation of any Internalization Transaction agreed to between us and our Manager is conditioned upon the satisfaction of the following conditions: (i) our receipt of a fairness opinion from a nationally-recognized investment banking firm to the effect that the consideration to be paid by us for the assets and equity of our Manager is fair, from a financial point of view, to our shareholders who are not affiliated with our Manager or its affiliates; (ii) the approval of the acquisition by the Internalization Committee; and (iii) the approval of our shareholders holding a majority of the votes cast on such Internalization Transaction proposal at a meeting of shareholders duly called and at which a quorum is present, any of which conditions may be waived by us, in our sole discretion.
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

Investment Committee
Pursuant to our Management Agreement, our Manager has established an Investment Committee for us, the members of which consist of employees or advisers of our Manager and/or its affiliates and which currently includes certain of our Manager’s affiliates and certain of our officers. The Investment Committee has the following responsibilities: (i) reviewing loan opportunities for us presented to it by senior investment professionals of our Manager and (ii) reviewing our loan portfolios for compliance with the Investment Guidelines established pursuant to our Management Agreement at least on a quarterly basis, or more frequently as necessary. All our loans require the approval of the Investment Committee. The members of the Investment Committee currently consist of Mr. Tannenbaum, Mrs. Tannenbaum, Mr. Kalikow and Mr. Berman. Any action to be taken by the Investment Committee requires the approval of a majority of the members of the Investment Committee; provided that during any time that the Investment Committee is comprised of less than four (4) members, any action by the Investment Committee shall require unanimous approval of all members of the Investment Committee.
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
Co-Investments
From time to time, the Company may co-invest with other investment vehicles managed by the Company’s Manager or its affiliates and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of December 31, 2022, there were four co-invested loans held by the Company and affiliates of the Company.
In connection with investments in loans, the Company may receive the option to assign the right (the “Assigned Right”) to acquire warrants and/or equity of a borrower. The Company may sell the Assigned Right, and the sale may be to an affiliate of the Company. For the year ended December 31, 2022, the Company neither received nor sold any Assigned Right. During the year ended December 31, 2021, the Company sold approximately $2.3 million of Assigned Rights to an affiliate which are accounted for as additional original issue discount and accreted over the life of the loans.
Certain investment opportunities in loans, which may be suitable for us, may also be suitable for other accounts, private funds, pooled investment vehicles or other entities managed or advised, directly or indirectly, by our Manager, Mr. Tannenbaum, Mrs. Tannenbaum, Mr. Kalikow or any of their or our respective affiliates or entities in which any such person is an executive, in each case, excluding AFC Warehouse, our affiliate that is also managed by our Manager (such accounts, private funds, pooled investment vehicles and other entities, collectively, the “Ancillary Entities”), and, subject to compliance with the Manager COI Policy (as defined below), our related persons transaction policy, our code of business conduct and ethics and applicable regulatory considerations, our Manager may allocate such loans and participate in such loans on behalf of Ancillary Entities under such allocation process as our Manager deems reasonable under the circumstances in good faith. Additionally, subject to the foregoing policies, codes and considerations, our Manager or its affiliates, including AFC Agent LLC (“AFC Agent”), may from time to time serve as administrative agent to the lenders under our co-investments, which include: (1) Private Company I, (2) Private Company A, (3) Subsidiary of Private Company G and (4) Subsidiary of Public Company H.

(1) In July 2021, the senior secured loan facility with Private Company I, consisting of an aggregate of $15.5 million in loan commitments, was syndicated by our Manager between the Company and A BDC Warehouse, LLC (“ABW”), an entity wholly-owned by Mr. and Mrs. Tannenbaum. ABW’s commitment in the loan facility was ultimately transferred to AFC Institutional Fund LLC (“AFCIF”), an entity beneficially owned in part, by Mr. Tannenbaum, the Chief Executive Officer and Chairman of our Board, Mrs. Tannenbaum, our President, other members of the Tannenbaum family, and Mr. Kalikow, one of our directors and our Head of Real Estate, with each such owner also holding a beneficial ownership of our Manager. AFCIF holds approximately one-third of the loan’s aggregate principal amount as of December 31, 2022. On April 1, 2022, our investment in the senior secured loan to Private Company I was transferred to TRS1. In May 2022, the Credit Agreement with Private Company I was amended to, among other things, increase the aggregate loan commitment by approximately $0.1 million, such that the loan commitment of TRS1 is approximately $10.4 million. In connection with the amendment, TRS1 also agreed to waive certain financial covenants for one fiscal quarter and amend the minimum net income financial covenant for certain fiscal quarters, subject to certain terms and conditions, including payment of an amendment fee. In October 2022, TRS1 entered into an amendment with Private Company I to, among other things, and subject to certain terms and conditions, (i) increase the aggregate loan commitment by approximately $0.1 million, such that the loan commitment of TRS1 is approximately $10.5 million, (ii) waive certain financial covenants for one fiscal quarter, (iii) defer certain principal payments, (iv) permit 50% of cash interest to instead be paid in kind for four months and (v) increase the interest rate for interest paid in kind. In January 2023, TRS1 agreed, subject to certain terms and conditions (including payment of full cash interest, rather than partial PIK interest, which was previously agreed to), to defer an upcoming principal payment. In March 2023, TRS1 agreed, subject to certain terms and conditions, to defer an upcoming principal payment and permit a portion of an upcoming cash interest payment to instead be paid in kind.
(2) In September 2021, we entered into an assignment with our Manager (the “September Commitment Assignment”) pursuant to which our Manager assigned to us its commitment to make loans to Private Company A in a principal amount of up to $20.0 million, which was funded in September 2021. We purchased the loan commitments from the Manager at accreted cost plus accrued PIK interest. We did not pay any fees or premium to our Manager for our acquisition of our Manager’s loan commitments under the Credit Agreement with Private Company A (the “Private Company A Credit Facility”) pursuant to the September Commitment Assignment. In December 2021, we entered into the second amendment to the Private Company A Credit Facility to, among other things, increase the total loan commitments by $20.0 million in an additional tranche, with $2.5 million allocated to Flower Loan Holdco, LLC, an entity wholly-owned by Mr. and Mrs. Tannenbaum (“FLH”), and the remaining new commitment allocated to third-party lenders. In February 2022, we entered into the third amendment to the Private Company A Credit Facility to, among other things, increase the total loan commitments by $16.3 million in an additional tranche, with approximately $15.3 million allocated to the Company and approximately $1.0 million allocated to a third-party lender. In November 2022, we entered into a fourth amendment to the Private Company A Credit Facility to, among other things, increase the total loan commitments by $10.0 million in an additional tranche, with approximately $7.1 million allocated to the Company, $1.4 million allocated to FLH and the remaining $1.5 million allocated to third-party lenders. Following the expansions, we now hold approximately $84.9 million in commitments under the Private Company A Credit Facility.
(3) In September 2021, we entered into the second amended and restated credit agreement with Subsidiary of Private Company G to, among other things, increase the total loan commitments by $53.4 million in three tranches, with approximately $10.0 million allocated to ABW and the remaining $43.4 million allocated to the Company. ABW’s commitment was ultimately transferred to AFCIF. In August 2022, we committed an additional $8.1 million under the credit agreement with the Subsidiary of Private Company G. Following the expansion, we now hold $73.5 million in commitments, of which we have funded approximately $71.1 million in total principal amount. As part of the expansion, the interest rate increased from a blended weighted-average rate across three tranches of 13.7% to U.S. prime rate plus 10.3%, subject to a U.S. prime rate floor of 4.5%, per annum and the PIK interest decreased from a blended weighted-average rate across three tranches of 1.8% to 0.0% per annum. In December 2022, the credit agreement with Subsidiary of Private Company G was amended to, among other things and subject to certain terms and conditions, (i) require the borrowers to make certain cash equity capital contributions, (ii) permit 75% of accrued cash interest to instead be paid in kind for four months and (iii) include an excess cash flow sweep.

(4) In December 2021, we entered into a credit agreement with Subsidiary of Public Company H, which provides Subsidiary of Public Company H with a $100.0 million senior secured credit facility, of which, we committed $60.0 million, ABW committed $10.0 million (which was ultimately transferred to AFCIF), and third-party lenders committed $30.0 million of the aggregate principal amount. In October 2022, the credit agreement with Subsidiary of Public Company H was amended to, among other things, increase the total loan commitment by $50.0 million, of which $30.0 million of the new loan commitment was allocated pro rata to the Company, $5.0 million was allocated to AFCIF and the remaining $15.0 million was allocated to a third-party lender. As part of the expansion, the interest rate increased from a fixed rate of 9.8% to U.S. prime rate plus 5.8%, subject to a U.S. prime rate floor of 5.5%.
AFC Agent, an entity wholly-owned by Mr. and Mrs. Tannenbaum, serves as the administrative agent to all respective lenders under the majority of our credit facilities. We do not pay any consideration to AFC Agent for its services as administrative agent under such credit facilities.
Management Compensation
Our Manager will manage our day-to-day affairs. The following table summarizes all of the compensation, fees and expense reimbursement that we will pay to our Manager under our Management Agreement:

Type	Description	Payment
Base Management Fees
An amount equal to 0.375% of our Equity (as defined below), determined as of the last day of each quarter. The Base Management Fees are reduced by the Base Management Fee Rebate. Under no circumstances will the Base Management Fee be less than zero. Our Equity, for purposes of calculating the Base Management Fees, could be greater than or less than the amount of shareholders’ equity shown on our financial statements. The Base Management Fees are payable independent of the performance of our portfolio.
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
For additional information, see “—Incentive Compensation” and “—Incentive Compensation—Incentive Compensation Clawback.”
Quarterly in arrears in cash.

Expense Reimbursement
We pay all of our costs and expenses and reimburse our Manager or its affiliates for expenses of our Manager and its affiliates paid or incurred on our behalf, excepting only those expenses that are specifically the responsibility of our Manager pursuant to our Management Agreement. Pursuant to our Management Agreement, we reimburse our Manager or its affiliates, as applicable, for our fair and equitable allocable share of the compensation, including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) subject to review by the Compensation Committee of our Board, our Manager’s personnel serving as our Chief Executive Officer (except when the Chief Executive Officer serves as a member of the Investment Committee prior to the consummation of an internalization transaction of our Manager by us), General Counsel, Chief Compliance Officer, Chief Financial Officer, Chief Marketing Officer, Managing Director and any of our other officers, based on the percentage of his or her time spent devoted to our affairs and (ii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing our affairs, with the allocable share of the compensation of such personnel described in this clause (ii) being as reasonably determined by our Manager to appropriately reflect the amount of time spent devoted by such personnel to our affairs. The service by any personnel of our Manager and its affiliates as a member of the Investment Committee will not, by itself, be dispositive in the determination as to whether such personnel is deemed “investment personnel” of our Manager and its affiliates for purposes of expense reimbursement. Prior to the consummation of our IPO, we were not obligated to reimburse our Manager or its affiliates, as applicable, for any compensation paid to Mr. Tannenbaum, Mr. Kalikow or Mrs. Tannenbaum. For the years ended December 31, 2022 and 2021, our Manager did not seek reimbursement for our allocable share of Mr. Kalikow and Mr. Tannenbaum’s compensation, but did seek reimbursement for our allocable share of Mrs. Tannenbaum’s compensation.
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
Upon specified termination in cash.

General
Under our Management Agreement, we pay a Base Management Fee and Incentive Compensation to our Manager. Upon the consummation of our IPO, our Management Agreement was amended and restated to revise the Base Management Fee and Incentive Compensation payable to our Manager as specified below. Any compensation previously earned by our Manager for services rendered prior to the consummation of our IPO was calculated and payable pursuant to the terms of, and in accordance with, our Management Agreement as in effect prior to the consummation of our IPO. Pursuant to our Management Agreement, we are also obligated to reimburse our Manager or its affiliates for certain expenses of our Manager and its affiliates paid or incurred on our behalf. We may also grant equity-based awards and incentives to our Manager and other eligible awardees under our 2020 Stock Incentive Plan (the “Stock Incentive Plan”) from time to time. During the years ended December 31, 2022 and 2021, our Manager earned a Base Management Fee of approximately $3.4 million and $2.3 million respectively, which was net of a Base Management Fee Rebate of approximately $1.8 million and $1.0 million, respectively. The Incentive Compensation fee payable to our Manager for the years ended December 31, 2022 and 2021 was approximately $12.3 million and $6.0 million, respectively.
Summary Compensation and Expenses Reimbursement Table

	Year ended December 31,
	2022	2021

Management fees	$5,213,535	$3,340,123
Less: outside fees earned	(1,785,916)	(1,029,315)
Base management fees	3,427,619	2,310,808
Incentive fees earned	12,337,631	6,010,704
General and administrative expenses reimbursable to Manager	3,976,312	2,319,074
Total	$19,741,562	$10,640,586
Base Management Fees
Initially, our Manager received base management fees (“Base Management Fees”) that were calculated and payable quarterly in arrears in cash, in an amount equal to 0.4375% of our Equity (as defined below), determined as of the last day of each such quarter. The Base Management Fees were to be reduced by the aggregate amount of any other fees earned and paid to our Manager during such quarter resulting from the investment advisory services and general management services rendered by it to us under our Management Agreement, including any syndication, structuring, diligence, monitoring or agency fees relating to our loans, but excluding the Incentive Compensation (as defined below). Our Management Agreement was amended and restated upon the consummation of our IPO such that the Base Management Fees now (i) amount to 0.375% of our Equity, determined as of the last day of each quarter, and (ii) will be reduced by 50% of the aggregate amount of any Outside Fees, including any agency fees relating to our loans, but excluding the Incentive Compensation and any diligence fees paid to and earned by our Manager and paid by third parties in connection with our Manager’s due diligence of potential loans. Under no circumstances will the Base Management Fees be less than zero. Our Equity, for purposes of calculating the Base Management Fees, could be greater than or less than the amount of shareholders’ equity shown on our consolidated financial statements. The Base Management Fees are payable independent of the performance of our portfolio.
For purposes of computing the Base Management Fees, “Equity” means, as of any date (i) the sum of (A) the net proceeds from all of our issuances of equity securities since our inception through such date (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (B) our retained earnings at the end of the most recently completed fiscal quarter determined in accordance with GAAP (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (ii) (A) any amount that we have paid to repurchase our common stock since our inception through such date, (B) any unrealized gains and losses and other non-cash items that have impacted shareholders’ equity as reported in our consolidated financial statements prepared in accordance with GAAP through such date; and (C) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, through such date, in each case as determined after discussions between our Manager and our independent directors and approval by a majority of our independent directors.

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
Initially, no Incentive Compensation is payable with respect to any fiscal quarter unless our Core Earnings for such quarter exceed the amount equal to the product of (i) 1.75% and (ii) the Adjusted Capital as of the last day of the immediately preceding fiscal quarter (the “Hurdle Amount”). The Incentive Compensation for any fiscal quarter will otherwise be calculated as the sum of (i) the product (the “Catch-Up Amount”) of (A) 50% and (B) the amount of our Core Earnings for such quarter, if any, that exceeds the Hurdle Amount, but is less than or equal to 166-2/3% of the Hurdle Amount and (ii) the product (the “Excess Earnings Amount”) of (A) 20% and (B) the amount of our Core Earnings for such quarter, if any, that exceeds 166-2/3% of the Hurdle Amount. Our Management Agreement was amended and restated upon the consummation of our IPO such that the Hurdle Amount now equals the product of (i) 2% and (ii) Adjusted Capital as of the last day of the immediately preceding fiscal quarter.
For the purposes of computing Incentive Compensation:
▪“Adjusted Capital” means the sum of (i) cumulative gross proceeds generated from issuances of the shares of our capital stock (including any distribution reinvestment plan), less (ii) distributions to our investors that represent a return of capital and amounts paid for share repurchases pursuant to any share repurchase program.
▪“Core Earnings” means, for a given period, the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case as determined after discussions between our Manager and our independent directors and approval by a majority of our independent directors. For the avoidance of doubt, Core Earnings shall not exclude under clause (iv) above, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash.
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
Incentive Compensation Clawback
Initially, once Incentive Compensation is earned and paid to our Manager, it is not refundable, notwithstanding any losses incurred by us in subsequent periods, except that if our aggregate Core Earnings for any fiscal year do not exceed the amount equal to the product of (i) 7.0% and (ii) our Adjusted Capital as of the last day of the immediately preceding fiscal year (such amount, the “Annual Hurdle Amount”), our Manager will be obligated to pay us (such obligation to pay, the “Clawback Obligation”) an amount equal to the aggregate Incentive Compensation that was earned and paid to our Manager during such fiscal year (such amount, the “Clawback Amount”); provided that under no circumstances will the Clawback Amount be more than the amount to which the Annual Hurdle Amount exceeds our aggregate Core Earnings for the specified fiscal year. The Clawback Obligation is determined on an annual basis and any Incentive Compensation earned during a specified fiscal year will not be subject to the Clawback Obligation with respect to the Incentive Compensation earned during any prior or subsequent fiscal year.
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
This example of a quarterly Incentive Compensation calculation assumes the following:
▪Adjusted Capital as of the last day of the immediately preceding fiscal quarter of $100.0 million; and
▪Core Earnings before the Incentive Compensation for the specified quarter representing a quarterly yield of 20.9% on Adjusted Capital as of the last day of the immediately preceding fiscal quarter.
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

Non-GAAP Metrics Used in Hypothetical Example
As used in this Annual Report on Form 10-K, we use hypothetical Equity, Adjusted Capital, Catch-up Amount and Excess Earnings Amount only as measures in the calculation of the financial metrics that we are required to calculate under the terms of the Management Agreement. All of the adjustments made in our calculation of these metrics are adjustments that were made in calculating our performance for purposes of the required financial metrics under the Management Agreement, and are presented in a manner consistent with the reporting of the metrics to the Manager. Additionally, the terms Equity, Adjusted Capital, Core Earnings, Catch-up Amount and Excess Earnings Amount are not defined under GAAP and are not measures of shareholder equity, capitalization, operating income or operating performance presented in accordance with GAAP. Our Equity, Adjusted Capital, Core Earnings, Catch-up Amount and Excess Earnings Amount have limitations as analytical tools, and when assessing our shareholder equity, capitalization, operating income and operating performance, you should not consider Equity, Adjusted Capital, Core Earnings, Catch-up Amount and Excess Earnings Amount in isolation, or as a substitute for shareholder equity, capitalization and operating income or other consolidated income statement data prepared in accordance with GAAP. Additionally, other companies may calculate Equity, Adjusted Capital, Core Earnings, Catch-up Amount and Excess Earnings Amount differently than we do, limiting their usefulness as comparative measures.
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
Expense Reimbursement
We pay all of our costs and expenses and reimburse our Manager and/or its affiliates for expenses of our Manager and/or its affiliates paid or incurred on our behalf, excepting only those expenses that are specifically the responsibility of our Manager pursuant to our Management Agreement. Pursuant to our Management Agreement, we reimburse our Manager and/or its affiliates, as applicable, for our fair and equitable allocable share of the compensation, including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) subject to review by the Compensation Committee of our Board, personnel of our Manager and/or its affiliates, as applicable, serving as our Chief Executive Officer (except when the Chief Executive Officer serves as a member of the Investment Committee prior to the consummation of an internalization transaction of our Manager by us), General Counsel, Chief Compliance Officer, Chief Financial Officer, Chief Marketing Officer, Managing Director and any of our other officers based on the percentage of his or her time spent devoted to our affairs and (ii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and/or its affiliates who spend all or a portion of their time managing our affairs, with the allocable share of the compensation of such personnel described in this clause (ii) being as reasonably determined by our Manager to appropriately reflect the amount of time spent devoted by such personnel to our affairs. The service by any personnel of our Manager and its affiliates as a member of the Investment Committee will not, by itself, be dispositive in the determination as to whether such personnel is deemed “investment personnel” of our Manager and its affiliates for purposes of expense reimbursement. Prior to the consummation of our IPO, we were not obligated to reimburse our Manager or its affiliates, as applicable, for any compensation paid to Mr. Tannenbaum, Mr. Kalikow or Mrs. Tannenbaum. For the years ended December 31, 2022 and 2021, our Manager did not seek reimbursement for our allocable share of Mr. Kalikow and Mr. Tannenbaum’s compensation, but did seek reimbursement for our allocable share of Mrs. Tannenbaum’s compensation. Costs and expenses paid or incurred by the Manager on our behalf are reimbursed monthly in cash to the Manager and are made regardless of whether any cash distributions are made to our shareholders.

Termination Fee
Upon termination of our Management Agreement, a Termination Fee will be payable to our Manager by us in cash in the event that (i) we decline to renew our Management Agreement, without cause, upon 180 days prior written notice and the affirmative vote of at least two-thirds of our independent directors that there has been unsatisfactory performance by our Manager that is materially detrimental to us taken as a whole, or (ii) our Management Agreement is terminated by our Manager (effective upon 60 days’ prior written notice) based upon our default in the performance or observance of any material term, condition or covenant contained in our Management Agreement and such default continuing for a period of 30 days after written notice thereof specifying such default and requesting that the same be remedied in such 30-day period. The Termination Fee equals three times the sum of (A) the annual Base Management Fee and (B) the annual Incentive Compensation, in each case, earned by our Manager during the 12-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination.
Grants of Equity Compensation to Our Manager
Pursuant to the Stock Incentive Plan, we may grant equity-based awards and incentives to employees or executive officers of our Manager and other eligible awardees under the Stock Incentive Plan from time to time. These equity-based awards under our Stock Incentive Plan create incentives to improve long-term stock price performance and focus on long-term business objectives, create substantial retention incentives for award recipients and enhance our ability to pay compensation based on our overall performance, each of which further align the interests of our Manager and the other eligible awardees with our shareholders.
Our Growth Strategy
Our objective is to provide attractive risk-adjusted returns over time through cash distributions and capital appreciation. We intend to achieve this objective by sourcing, underwriting, structuring and funding loans to state law compliant cannabis companies and commercial real estate owners, operators and related businesses.
We draw upon our Manager’s expertise in sourcing, underwriting, structuring and funding capabilities to implement our growth strategy. From January 1, 2020 to December 31, 2022, our Manager and its affiliates have had access to over $17.0 billion of potential loan opportunities, which we have historically focused on loans to cannabis operators. We believe we continue to be well positioned to take advantage of the capital supply and demand imbalance that exists in the cannabis market as well as the rising interest rate environment in the commercial real estate market. As the cannabis industry continues to evolve and to the extent that additional states legalize cannabis, the demand for capital is expected to continue to increase as operators seek to enter and build out new markets. We provide borrowers an institutional and flexible alternative for financing. As we continue to grow our available capital, we believe we can commit to additional transactions with strong risk-adjusted returns to diversify our portfolio.
We intend to focus our portfolio primarily on (i) senior secured loans to cannabis industry operators with strong collateral, in the form of real estate, equipment, the value associated with licenses (where applicable) and/or other assets of borrowers to the extent permitted by applicable laws and regulations and (ii) secured loans to commercial real estate owners, operators and related businesses. Our Manager regularly evaluates our loans and we currently retain an independent third-party valuation firm to provide input on the valuation of unquoted assets, which our Manager considers along with various other subjective and objective factors when making any such evaluation. The collateral underlying our loans is located in states in the U.S. that we believe have attractive regulatory environments for companies operating in the cannabis industry, economic conditions and commercial real estate fundamentals.
Key elements of our strategy include:
•Targeting loans for origination and/or investment that typically have the following characteristics:
–principal balance greater than $5.0 million;
–real estate collateral coverage of at least one times the principal balance;
–secured by commercial real estate properties; and
–well-capitalized sponsors with substantial experience in particular relevant sectors and geographic markets.
•Diversifying our financing sources with increased access to equity and debt capital, which may provide us with a lower overall cost of funding and the ability to hold larger loan sizes, among other things.

Underwriting and Investment Process
Pursuant to the Management Agreement, our Manager manages our loans and day-to-day operations, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by our Board.
Our Manager’s rigorous underwriting and investment process enables us to source, screen and ultimately provide debt capital to (i) established cannabis industry participants in states that have legalized medical and/or adult use cannabis and (ii) well-capitalized real estate sponsors in the commercial real estate sector. Our Manager as well as our management team provided by our Manager and our Board strive to be attuned to the macro-environment and political environment as they relate to the lending and cannabis industries and the commercial real estate sector.

We expect to benefit from the tested method of capital allocation and on-going investment monitoring developed by our Manager. The primary objectives of the investment process are for it to be repeatable, dependable, and able to produce attractive risk-adjusted returns. The primary components of the investment process are as follows:

Origination	Underwriting	Investment Committee	Legal Documentation and Post-Closing
•Direct origination platform works to create enhanced yields and allows us to put in greater controls for loans in which our Manager originates and structures	•Disciplined underwriting process leads to a highly selective approach	•Focused on managing credit risk through comprehensive investment review process	•Investment team works alongside external counsel to negotiate credit agreements and collateral liens

•Platform drives increased deal flow, which provides for improved loan selectivity	•Potential loans are screened based on four key criteria: company profile, state dynamics, regulatory matters and real estate asset considerations	•The Investment Committee must approve each loan before commitment papers are issued	•Emphasis is placed on financial covenants and limitations on actions that may be adverse to lenders

•Allows for specific portfolio construction and a focus on higher quality companies
•For the commercial real estate pipeline, as of March 1, 2023 since June 1, 2022, we had 20 active loans in our pipeline at various stages in the diligence process, and we had passed on 117 of 137 sourced loan opportunities due to, among other reasons, nontarget location, high loan to cost, purchase price and/or value, insufficient equity, inexperienced sponsor and lack of net operating income
•For the cannabis pipeline, as of March 1, 2023 since January 1, 2020, we had 14 active loans in our pipeline at various stages in the diligence process, and we had passed on 666 of 709 sourced loan opportunities due to, among other reasons, lack of collateral, lack of cash flow, stage of company, state dynamics and lack of cash flow

•Other tools that we frequently use to verify data include, but are not limited to: appraisals, quality of earnings, environmental reports, site visits, anti-money laundering compliance, comparable company analyses and background checks
		•Members of the Investment Committee currently include: Leonard M. Tannenbaum, Jonathan Kalikow, Bernard D. Berman and Robyn Tannenbaum.	•Portfolio is proactively managed to monitor ongoing performance, in some instances, through seats on borrowers’ boards of directors or board observer rights

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
In the face of this competition, we have access to our Manager’s professionals and their financing industry expertise and relationships, which may provide us with a competitive advantage in competing effectively for attractive investment opportunities and help us assess risks and determine appropriate pricing for certain potential investments. We also believe we have a more flexible funding structure than our competitors with typical REIT land ownership models, given our ability to redeploy funds more quickly. The duration of our loans, as compared to the length of leases usually employed by REIT land ownership models, allows us to redeploy our capital with more flexibility as market changes occur instead of being locked in for longer periods of time. This model also allows our borrowers to retain control of their real estate assets, which is important to their businesses and allows for more flexibility regarding their capital structure. Although we believe our Manager’s expertise and our flexible funding structure provide us with valuable competitive advantages, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.

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

Federal Laws Applicable to the Regulated Cannabis Industry
Cannabis (with the exception of hemp containing no more than 0.3% THC by dry weight) is illegal under U.S. federal law. The U.S. federal government regulates drugs through the Controlled Substances Act of 1970, as amended (21 U.S.C. § 801, et seq.) (the “CSA”). Although cannabis remains illegal at the federal level, all but three states now have some form of cannabis legalization, and more than half of the country’s population live in states that allows for “adult use” of cannabis leading to even more widespread commercialization of cannabis by licensed entities. Additionally, the federal government has made several public statements around state legalization, discussed below, that indicate a willingness to allow the state programs to continue to develop, and, further federal reforms are expected over the next several years. Consistent with that, the federal government has chosen not to interfere with the state legal cannabis programs and has not brought criminal enforcement against state law compliant cannabis licensees or those doing business with them for the past eight years.
Nonetheless, the federal government could enforce U.S. drug laws against non-medical companies operating in accordance with state cannabis laws, including our borrowers, creating a climate of legal uncertainty regarding the production and sale of cannabis. Unless and until Congress amends the CSA with respect to cannabis (and the President approves such amendment), there is a risk that the federal law enforcement authorities responsible for enforcing the CSA, including the U.S. Department of Justice (“DOJ”) and the Drug Enforcement Agency (“DEA”), may reverse course and strictly enforce current federal law against state law compliant cannabis companies.
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
State Regulation of the Cannabis Industry
Thirty-nine states, the District of Columbia, Puerto Rico, the Virgin Islands, and Guam have legalized the commercial sale of cannabis for certain medical purposes. Twenty-one of those states, the District of Columbia, Guam, and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). In most states that have legalized cannabis in some form, the growing, processing and/or dispensing of cannabis is highly regulated and requires that the operator obtain one or more licenses in accordance with applicable state requirements. Local governments in some cases also impose rules and regulations on the manner of operating cannabis businesses. As a result, applicable state and local laws and regulations vary widely, including, but not limited to, who can purchase and grow cannabis, the forms and potencies of cannabis products allowed, product testing, the level of enforcement by state and local authorities on non-licensed cannabis operators, state and local taxation of regulated cannabis products, and local municipality bans on operations and operator licensing processes.
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
Human Capital
We are externally-managed by our Manager and do not have any employees. Our officers also serve as officers or employees of our Manager and/or its affiliates. Our Manager’s employees have extensive financing capabilities and experience in originating, underwriting and managing real estate and cash flow financings. We believe our relationship with our Manager provides us with an robust relationship network of cannabis industry operators and commercial real estate owners, operators and related businesses as well as significant back-office personnel to assist in origination and management of loans.
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
Additional Information
We file with or submit to the SEC annual, quarterly, and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). This information is available on our website at www.afcgamma.com. The information on our website is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings that we make with the SEC. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system via electronic means, including on the SEC’s homepage, which can be found at www.sec.gov.
Item 1A.    Risk Factors
Risk Factor Summary
Our business and our ability to execute our strategy are subject to many risks. Before making a decision to invest in our common stock, you should carefully consider all of the risks and uncertainties described in the risks set forth below. These risks include, but are not limited to, the following:
•We were recently formed and have limited operating history, and may not be able to successfully operate our business, integrate new assets and/or manage our growth or to generate sufficient revenue to make or sustain distributions to our shareholders.
•Competition for the capital that we provide may reduce the return of our loans, which could adversely affect our operating results and financial condition.
•Our growth and success depends on our external manager, its key personnel and investment professionals, and its ability to make loans on favorable terms that satisfy our investment strategy and otherwise generate attractive risk-adjusted returns; thus, we may experience losses if our external manager overestimates projected yields or incorrectly prices the risks of our loans or if there are any adverse changes in our relationship with our Manager.
•Lending to companies operating in the cannabis industry which involves significant risks, including the risk of strict enforcement of federal cannabis laws against our borrowers, our borrowers’ inability to renew or otherwise maintain their licenses or other requisite authorizations for their cannabis operations, and lack of liquidity for such loans.
•Our ability to grow or maintain our business depends in part on state laws pertaining to the cannabis industry. New laws that are adverse to our borrowers may be enacted, and current favorable state or national laws or enforcement guidelines relating to cultivation, production and distribution of cannabis may be modified or eliminated in the future, which would impede our ability to grow our business under our current business plan and could materially adversely affect our business.
•As a debt investor, we are often not in a position to exert influence on borrowers, and the shareholders and management of such companies may make decisions that could decrease the value of loans made to such borrower.
•Our growth depends on external sources of capital, which may not be available on favorable terms or at all.
•Interest rate fluctuations could increase our financing costs, which could lead to a significant decrease in our results of operations, cash flows and the market value of our loans.
•Maintenance of our exemption from registration under the Investment Company Act of 1940 as amended (the “Investment Company Act”) may impose significant limits on our operation, and failure to maintain our exempt status under the Investment Company Act could have an adverse effect on our financial results.
•Failure to qualify as a REIT for U.S. federal income tax purposes would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our shareholders.
•We may incur significant debt, and our governing documents and current credit facility contain no limit on the amount of debt we may incur.

•We may in the future pay distributions from sources other than our cash flow from operations, including borrowings, offering proceeds or the sale of assets, which means we will have less funds available for investments or less income-producing assets and your overall return may be reduced.
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
Risks Related to Our Business and Growth Strategy
We were recently formed and have limited operating history, and may not be able to operate our business successfully or to generate sufficient revenue to make or sustain distributions to our shareholders.
We were formed on July 6, 2020, began operations on July 31, 2020, and have limited operating history. As of December 31, 2022, our portfolio consisted of loans to 12 different borrowers (such portfolio, our ‘‘Existing Portfolio’’). We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of your investment could decline substantially. We cannot assure you that we will be able to operate our business successfully or profitably, or implement our operating policies. Our ability to provide attractive returns to our shareholders is dependent on our ability both to generate sufficient cash flow to pay our investors attractive distributions and to achieve capital appreciation, and we cannot assure you that we will be able to do either. There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses and make or sustain distributions to shareholders. Our limited resources may also materially and adversely impact our ability to successfully implement our business plan. The results of our operations and the implementation of our business plan depend on several factors, including the availability of opportunities to make loans, the availability of adequate equity and debt financing, the performance of the commercial real estate sector (which are described below under “–Risks Related to the Commercial Real Estate Sector”), the federal and state regulatory environment relating to the cannabis industry (which are described below under “–Risks Related to the Cannabis Industry and Related Regulations”), conditions in the financial markets and economic conditions.
Competition for the capital that we provide may reduce the return of our loans, which could adversely affect our operating results and financial condition.
We compete as an institutional lender to commercial real estate owners, operators and related businesses, with a specialization in debt financing to cannabis industry operators in states that have legalized medical and/or adult-use cannabis. An increasing number of competitors have recently entered the marketplace, and these competitors may prevent us from making attractive loans on favorable terms. We expect over time that the increasing number of competitors will likely result in yields that are lower than our current yields. Our competitors may have greater resources than we do and may be able to compete more effectively as a capital provider. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.
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
We will allocate our cash on hand and the proceeds of our financing activities without input from our shareholders.
While we intend to use our cash on hand and the proceeds from our financing activities to originate and participate in commercial loans and other debt investments to companies operating in the cannabis industry, as well as equity interest in real estate investment trusts, in each case, that are consistent with our investment strategy, our shareholders will not be able to evaluate the exact manner in which our cash or the proceeds from our financing activities will be invested in the future or the economic merit of our future loans and other debt investments. As a result, we may use our cash on hand and/or the proceeds from our financing activities to invest in loans with which our shareholders may not agree. Additionally, our loans will be selected by our Manager with input from the members of the Investment Committee, and our shareholders will not have input into such investment decisions. Both of these factors will increase the uncertainty, and thus the risk, of investing in our securities. The failure of our Manager to apply our cash and/or the proceeds of our financing activities effectively or to find loans that meet our loan criteria in sufficient time or on acceptable terms could result in unfavorable returns, could cause a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders, and could cause the value of our securities to decline.
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
We cannot assure you that (i) we will be able to enter into definitive agreements to invest in any new loans or other investments that meet our investment objectives, (ii) we will be successful in consummating any investment opportunities we identify or (iii) any of the investment we may make using our cash on hand and proceeds of any financing activities will yield attractive risk-adjusted returns. Our inability to do any of the foregoing likely would materially and adversely affect our business and our ability to make distributions to our shareholders.

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
Our Existing Portfolio is, and our future loans may be, concentrated in a limited number of loans in a limited number of sectors. The cannabis industry is experiencing significant consolidation, which we expect to increase, among cannabis operators and certain of our borrowers may combine, increasing the concentration of our borrower portfolio with those consolidated operators. If a significant loan to one or more companies fails to perform as expected, such a failure could have a material adverse effect on our business, financial condition and operating results, and the magnitude of such effect could be more significant than if we had further diversified our portfolio. A consequence of this limited number of loans is that the aggregate returns we realize may be significantly adversely affected if a small number of loans perform poorly, if we need to write down the value of any one loan, if a loan is repaid prior to maturity and we are not able to promptly redeploy the proceeds and/or if an issuer is unable to obtain and maintain commercial success. While we intend to diversify our portfolio of loans as we deem prudent, we do not have fixed guidelines for diversification. As a result, our portfolio could be concentrated in relatively few loans and in a limited number of borrowers.
Our portfolio of loans is, and in the future may be, concentrated in certain property types or in particular industries, such as cannabis or commercial real estate, that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. Economic and business downturns relating generally to such region or type of asset may result in defaults on a number of our loans within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our shareholders. Declining real estate values may reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens and/or the interest rates at which loans can be profitably made increases. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, forbearance, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate/acquire/sell loans, which could have a material adverse effect on our business, financial condition and operating results.
We may lend to multiple borrowers that share a common sponsor. We do not have a limit on the amount that can be held by multiple borrowers that share the same sponsor. We may face greater credit risk to the extent a large portion of our portfolio is concentrated in loans to multiple borrowers that share the same sponsor.

Our Existing Portfolio contains loans to companies with operations that are geographically concentrated in Arizona, Connecticut, Georgia, Illinois, Iowa, Maine, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, Ohio and Pennsylvania, and we will be subject to social, political and economic risks of doing business in those states and any other state in which we in the future have lending exposure.
Our Existing Portfolio contains loans to companies with operations that are geographically concentrated in Arizona, Connecticut, Georgia, Illinois, Iowa, Maine, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, Ohio and Pennsylvania. Circumstances and developments related to operations in these markets that could negatively affect our business, financial condition, liquidity and results of operations include, but are not limited to, the following factors:
•the development and growth of applicable state cannabis markets (for example, the increase in additional dispensaries in certain states have diluted the value of the pre-existing dispensaries);
•the responsibility of complying with multiple and likely conflicting state and federal laws, including with respect to retail sale, distribution, cultivation and manufacturing of cannabis, licensing, banking, and insurance;
•unexpected changes in regulatory requirements and other laws, in particular licensing requirements;
•difficulties and costs of managing operations in certain locations;
•potentially adverse tax consequences;
•the impact of national, regional or state specific business cycles and economic instability; and
•access to capital may be more restricted, or unavailable on favorable terms or at all in certain locations.
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
We primarily provide loans to established companies operating in the cannabis industry, but because the cannabis industry is relatively new and rapidly evolving, some of our loans may be with relatively new and/or small companies. Loans to relatively new and/or small companies and companies operating in the cannabis industry generally involve a number of significant risks, including, but not limited to, the following:
•these companies may have limited financial resources and may be unable to meet their obligations, which may be accompanied by a deterioration in the value of any collateral securing our loan, a reduction in the likelihood of us realizing a return on our loan or the need to recognize a partial or complete loss on our loan;
•they typically have shorter operating histories, narrower product lines and smaller market shares than larger and more established businesses, which tend to render them more vulnerable to competitors’ actions and market conditions (including conditions in the cannabis industry), as well as general economic downturns;
•they typically depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse effect on such borrower and, in turn, on us;
•there are a limited number of management teams in the cannabis industry that have U.S. public company experience. As a result, the management team of a borrower may not be familiar with U.S. securities laws and may have to expend time and resources becoming familiar with such laws;
•there is generally less public information about these companies. Unless publicly traded, these companies and their financial information are generally not subject to the regulations that govern public companies, and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed lending decision and cause us to lose money on our loans;
•they generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•there is generally less market forecast information about the cannabis industry, making it difficult for our borrowers to forecast demand. If the market does not develop as a borrower expects, it could have a material adverse effect on its business;
•we, our executive officers and directors and our Manager may, in the ordinary course of business, be named as defendants in litigation arising from our loans to such borrowers and may, as a result, incur significant costs and expenses in connection with such litigation and/or related indemnification obligations;

•changes in laws and regulations, as well as their interpretations, may have a disproportionate adverse effect on their business, financial structure or prospects compared to those of larger and more established companies; and
•they may have difficulty accessing capital from other providers on favorable terms or at all.
For example, the loan parties to the Public Company A loans previously defaulted on certain covenants under the applicable agreements governing their real estate loan and equipment loan in which we have a participation. These defaults resulted from, among other things, the loan parties’ failure to timely pay taxes due, incurrence of mechanic’s liens and tax liens on assets, failure to notify the lenders of such failure to pay and incurrence of liens, failure to make certain principal and interest payments and pay certain fees, failure to make payment obligations owed to third party creditors and failure to enter into specified debt restructuring transactions. Such defaults were unrelated to the COVID-19 pandemic. Since October 2020, the lenders under the Public Company A real estate loan and equipment loan have, subject to certain terms and conditions, granted a number of forbearances and entered into several modification agreements with Public Company A and the other loan parties. Under our participation agreements with the lenders of the Public Company A loans, the lenders must seek our consent in connection with any modifications to the terms of the Public Company A loans or any forbearance agreements.
As of June 2022, subject to certain terms and conditions, the lenders under the Public Company A loans have agreed to forbear from exercising their respective rights and remedies with respect to several specified events of default under the applicable Public Company A loan documents until the earlier of January 31, 2026 (as to the real estate loan) or March 31, 2025 (as to the equipment loan) and any new event of default thereunder. As Public Company A has had difficulty meeting its obligations and accessing additional capital, the lender under the Public Company A real estate loan has agreed to a number of amendments of the real estate loan, subject to certain terms and conditions, including among other things, (i) advancing additional subordinated loans, (ii) capitalizing certain accrued interest, (iii) splitting the various loans advanced into four separate loans with different payment priorities, (iv) amending the interest rates and maturity dates with respect to the four separate loans (provided, that, the loans in which we have a participation accrue interest at a rate per annum equal to 15.0%, with 7.5% payable in cash and 7.5% payable in kind, and have a maturity date of September 30, 2023, and (v) adding and modifying exit fees and interest reserve accounts. In addition, in June 2022, two-thirds of our participation in the Public Company A real estate loan was repaid and we agreed to payment subordination of our remaining participation. Similarly, the lender under the Public Company A equipment loan has agreed to a number of amendments to the equipment loan, subject to certain terms and conditions, including among other things, (i) amending the monthly amortization schedule, (ii) releasing a certain guarantor, (iii) adding a certain parent guarantor, and (vi) extending the term of the master lease to March 31, 2025. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Updates to Our Loan Portfolio During 2022.”
The loan parties to the Public Company A loans are currently in default under both the real estate loan documents and the equipment loan documents, including for failure to timely make certain principal and interest payments thereunder. The lenders are in discussions with Public Company A regarding additional modifications to the Public Company A loans. In October 2022, the parent company of Public Company A, which is also a guarantor of the Public Company A loans, along with its Canadian subsidiaries (“Public Company A Affiliates”), filed for bankruptcy protection under the Companies’ Creditors Arrangement Act in Canada. The Public Company A Affiliates are in the process of restructuring their operations. As of October 1, 2022, we placed our loan participations involving Public Company A on nonaccrual status. During the fourth quarter of 2022, we recorded an unrealized loss of approximately $1.2 million relating to the Public Company A real estate loan held at fair value and a current expected credit loss reserve of approximately $1.1 million relating to the Public Company A equipment loan receivable held at carrying value. None of our other borrowers are currently in default under their respective loan agreements with us.

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
Although we have the contractual ability to foreclose on, and take title to, the collateral securing our loans upon a default by the borrower, we will not take title to and own such real estate collateral as long as it is used in cannabis-related operations due to current statutory prohibitions, including Section 856 of the CSA, which relates to the management or control of properties that are used for the manufacturing, distributing or using of any controlled substances. Until that law changes, taking title to real estate used in cannabis-related activities or owning equity in cannabis-related businesses would also violate Nasdaq listing requirements. These restrictions related to real property used in cannabis-related operations may cause significant delays or difficulties in deriving value from those properties. In addition, any alternative uses of cannabis-related properties may be limited due to the specialized nature of the facilities or may be less profitable than the cannabis-related operations, which would adversely affect the value of the collateral securing our loans and could result in the sale of such property at a loss. Because the sale of collateral may be forced upon the borrower at such point when time may be of the essence, and the assets may be made available to a limited number of potential purchasers, particularly in those limited-license states in which we focus, the sales prices may be less than the prices obtained with more time in a larger market. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our shareholders.
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
Such impairment charges reflect non-cash losses at the time of recognition and a subsequent disposition or sale of impaired assets could further affect our future losses or gains as they are based on the difference between the sale price received and the cost of such assets at the time of sale, as may be adjusted for amortization. If we experience a decline in the fair value of our assets, our results of operations, financial condition and our ability to make distributions to our shareholders could be materially and adversely affected.
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
As of December 31, 2022, all of our borrowers are generally restricted, under our applicable credit agreements with such borrowers, from incurring any debt that ranks equally with, or senior to, our loans, except for certain customary exceptions, and for Subsidiary of Private Company G, which such borrower may incur bank debt (subject to a specified cap) so long as our loan is repaid in an amount equal to such bank debt. Although our intended investment strategy is to construct a portfolio of loans secured with first priority liens on certain assets of our borrowers, we may in the future enter into credit agreements that rank equally with, or are subordinated to, other debt of our borrowers or that otherwise permit our borrowers to incur other debt that ranks equally with, or senior to, our loans under such credit agreements. In such case, such instruments may, by their terms, provide that the holders of such other debt are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of our loans. These instruments may prohibit borrowers from paying interest on or repaying our loans in the event and during the continuance of a default under such instrument or upon the occurrence of other specified events. In certain cases, we may, and may continue to, obtain unsecured guarantees from the parent entities or subsidiaries of our borrowers in addition to the collateral provided by such borrowers and such guarantees may be effectively subordinated to any secured debt of any such entities and/or structurally subordinated to any debt of such subsidiaries. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a borrower, holders of securities ranking senior to our loan to that borrower, if any, typically are entitled to receive payment in full before we can receive any distribution in respect of our loan. After repaying such holders, the borrower may not have any remaining assets to use for repaying its obligation to us. In the case of securities or other debt ranking equally with our loans, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant borrower.
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
As a debt investor, we are often not in a position to exert influence on borrowers, and the shareholders and management of such companies may make decisions that could decrease the value of loans to such borrower.
As a debt investor, we are subject to the risk that a borrower may make business decisions with which we disagree and the shareholders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a borrower may make decisions that could decrease the value of our loan to such borrower.
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
Subject to the approval of our Manager, our Board (which must include a majority of our independent directors) may change our investment strategies or guidelines, financing strategies or leverage policies without the consent of our shareholders.
Subject to the approval of our Manager, our Board (which must include a majority of our independent directors) may change our investment strategies or guidelines, financing strategies or leverage policies with respect to loans, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our shareholders, which could result in a portfolio with a different risk profile than that of our Existing Portfolio or of a portfolio comprised of our target loans. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market and cannabis industry fluctuations. Furthermore, a change in our asset allocation could result in our making loans in asset categories different from those described in this Annual Report. These changes could adversely affect our financial condition, results of operations, the market price of our equity and our ability to make distributions to our shareholders.

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
Any failure to obtain, maintain or renew required licenses and authorizations or failure to comply with regulatory requirements that are applicable to our business could result in material fines and disruption to our business and could have a material adverse effect on our business, financial condition, operating results and our ability to make distributions to our shareholders.
Unstable market and economic conditions may have serious adverse consequences on our business, results of operations and financial condition.
Global credit and financial markets have experienced extreme volatility and disruptions over the past several months, including declines in consumer confidence, concerns about declines in economic growth, increases in the rate of inflation, increases in borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including most recently in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation, the military conflict in Ukraine and supply chain disruptions. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Our business could also be impacted by volatility caused by geopolitical events, such as the conflict in Ukraine. Such reductions may disproportionately affect our revenue. In addition, if the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely impact or cause disruption to our borrowers and their operations, and in turn our ability to continue to execute our business plan.
COVID-19, or the future outbreak of any other highly infectious or contagious diseases, has had and could in the future have material and adverse effects on our borrowers and their operations, as well as on our performance, financial condition, results of operations and cash flows due to, among other factors:
•a complete or partial closure of, or other operational issues at, one or more of our borrowers’ locations resulting from government or such company’s actions;
•the temporary inability of consumers and patients to purchase our borrowers’ cannabis products due to a number of factors, including, but not limited to, illness, dispensary closures or limitations on operations, quarantine, financial hardship, and “stay at home” orders;
•difficulty accessing equity and debt capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions that may affect our access to capital necessary to fund business operations and our borrowers’ ability to fund their business operations and meet their obligations to us;
•because of the federal regulatory uncertainty relating to the regulated cannabis industry, our borrowers being ineligible for financial relief available to other businesses;
•delays in construction at the properties of our borrowers, which may adversely impact their ability to commence operations and generate revenues from projects; and
•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, resulting in a deterioration in our ability to ensure business continuity during a disruption.
The extent to which COVID-19 or future public health crises ultimately impacts our operations and those of our borrowers will depend on numerous factors that are beyond our control, which are highly uncertain and cannot be predicted at this time. COVID-19 and future public health crises present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.
Changes to, or the elimination of, LIBOR may adversely affect interest expense related to our loans and investments.
On March 5, 2021, the ICE Benchmark Administration (“IBA”) and the United Kingdom Financial Conduct Authority (the “FCA”) announced that the most commonly used tenors of U.S. dollar LIBOR will either cease to be published by any benchmark administrator or no longer be representative immediately after June 30, 2023, subject to the potential publication of certain tenors on a modified “synthetic,” non-representative basis after June 30, 2023. As a result, we expect that any of our assets or liabilities with interest rates tied to LIBOR that extend beyond June 30, 2023 will need to be converted to a replacement rate.
The Alternative Reference Rates Committee (“ARRC”), a committee of private sector entities with ex-officio official sector members convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”), and in some cases, the forward-looking term rate based on SOFR published by CME Group Benchmark Administration Ltd. (“CME Term SOFR”) plus, in each case, a recommended spread adjustment as the replacement for LIBOR. The Board of Governors of the Federal Reserve has also named CME Term SOFR as the Board-selected replacement rate for most cash products under the Adjustable Interest Rate (LIBOR) Act of 2021 (the “LIBOR Act”), which governs instruments for which there is no determining person to choose a LIBOR replacement or which have no fallback provisions specifying an alternate replacement rate. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR or CME Term SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our results. Although SOFR or CME Term SOFR are the ARRC’s recommended replacement rates, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher borrowing costs for us.

LIBOR being discontinued as a benchmark may cause one or more of the following to occur, among other impacts: (i) there may be an increase in the volatility of LIBOR prior to its discontinuance; (ii) fewer investments may be made using interest payment benchmarks based on LIBOR and more investments may be made using interest payment benchmarks other than LIBOR or bearing interest at a fixed rate, resulting in differential investment returns; (iii) there may be an increase in pricing volatility with respect to our investments and/or a reduction in the value of our investments; (iv) there may be a reduction in our ability to effectively hedge interest rate risks; and (v) we may incur losses from hedging disruptions due to transition basis risk, the cessation of LIBOR or an inability of us and our counterparties to effectively value our existing trades due to a lack of dealers providing LIBOR-based quotations in the derivatives markets. There is no certainty as to what rate or rates may become market-accepted alternatives to LIBOR or how those alternatives may impact us or our investment returns. There may not be any alternative benchmark that reflects the composition and characteristics of LIBOR. Financial markets, particularly the trading market for LIBOR-based obligations, may be adversely affected by the discontinuation of LIBOR, the remaining uncertainties regarding its discontinuation, the alternative reference rates that will be used when LIBOR is discontinued (including SOFR) and other reforms related to LIBOR. Any of the foregoing could materially and adversely affect us.
As of December 31, 2022, six of our loans, representing approximately 54% of our portfolio based on aggregate outstanding principal balances, paid interest at a variable rate tied to either LIBOR, SOFR, or U.S. prime rate. If one of these floating benchmarks are no longer available, our applicable loan documents generally allow us to choose a new index based upon comparable information. However, if each of these benchmarks are is no longer available, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our loans. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of loans that we are financing.
Risks Related to the Commercial Real Estate Sector
The allocation of capital among our investment opportunities in the commercial real estate sector may vary, which may adversely affect our financial performance.
We have recently expanded our investment guidelines to deploy capital in attractive lending opportunities secured by commercial real estate. Our expanded investment guidelines now include (i) first and second lien loans secured by mortgages to commercial real estate owners, operators and related businesses that are not related to the cannabis industry, (ii) the ownership of non-cannabis related real property assets, and (iii) mortgage-backed securities. The allocation of capital among such investment opportunities may vary due to market conditions, the expected relative return on equity of each activity, the judgment of our management team, the demand in the marketplace for commercial real estate loans and securities and the availability of specific investment opportunities. We also consider the availability and cost of our likely sources of capital. If we fail to appropriately allocate capital and resources across our business lines or fail to optimize our investment and capital raising opportunities, our financial performance may be adversely affected.
The commercial mortgages and other commercial real estate-related loans and the commercial mortgage loans underlying the mortgage-backed securities in which we may invest are subject to the ability of the commercial property to generate net income (and not the independent income or assets of the borrower in the case of mortgage loans). The volatility of real property could have a material adverse effect on our business, financial position and results of operations.
The commercial mortgage loans and other commercial real estate-related loans and the commercial mortgage loans underlying the securities in which we may invest are subject to the ability of the commercial property to generate net income (and not the independent income or assets of the borrower in the case of mortgage loans). Any reductions in net operating income (“NOI”) increase the risks of delinquency, foreclosure and default, which could result in losses to us. NOI of an income-producing property can be affected by many factors, including, but not limited to:
•the ongoing need for capital improvements, particularly in older structures;
•changes in operating expenses;
•changes in general or local market conditions;
•changes in tenant mix and performance, the occupancy or rental rates of the property or, for a property that requires new leasing activity, a failure to lease the property in accordance with the projected leasing schedule;

•competition from comparable property types or properties;
•unskilled or inexperienced property management;
•limited availability of mortgage funds or fluctuations in interest rates which may render the sale and refinancing of a property difficult;
•development projects that experience cost overruns or otherwise fail to perform as projected including, without limitation, failure to complete planned renovations, repairs, or construction;
•unanticipated increases in real estate taxes and other operating expenses;
•challenges to the borrower’s claim of title to the real property;
•environmental considerations, including liability for testing, monitoring and remediation;
•changes in zoning laws, rent control laws and other similar legal restrictions on property ownership and operation;
•other governmental rules and policies;
•community health issues, including, without limitation, epidemics and pandemics;
•unanticipated structural defects or costliness of maintaining the property;
•uninsured losses, such as possible acts of theft, terrorism, social unrest or civil disturbances;
•a decline in the operational performance of a facility on the real property (such facilities may include multifamily rental facilities, office properties, retail facilities, hospitality facilities, healthcare-related facilities, industrial facilities, warehouse facilities, restaurants, mobile home facilities, recreational or resort facilities, arenas or stadiums, religious facilities, parking lot facilities or other facilities); and
•large-scale fire, earthquake or severe weather-related damage to, or the effect of climate change on, the property and/or its operations.
In addition, as the number of tenants with respect to a commercial property decreases or as tenant spaces on a property must be relet, the nonperformance risk of the loan related to such commercial property may increase. A substantial portion of our portfolio may be committed to the origination or purchasing of commercial loans to small and medium-sized, privately owned businesses. Compared to larger, publicly owned firms, such companies generally have limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. The above financial challenges may make it difficult for such borrowers to make scheduled payments of interest or principal on their loans. Accordingly, advances made to such types of borrowers entail higher risks than advances made to companies who are able to access traditional credit sources.
The market value of our investments in mortgage-backed securities could fluctuate materially as a result of various risks that are out of our control and may result in significant losses.
We may invest in mortgage-backed securities, a specific type of structured finance security. Mortgage-backed securities are securities backed by obligations (including certificates of participation in obligations) that are principally secured by commercial mortgage loans or interests therein having a multi-family or commercial use, such as retail space, office buildings, industrial or warehouse properties, hotels, nursing homes and senior living centers. Accordingly, investments in mortgage-backed securities are subject to the various risks described herein which relate to the pool of underlying assets in which the mortgage-backed securities represents an interest. The exercise of remedies and successful realization of liquidation proceeds relating to commercial mortgage loans underlying mortgage-backed securities may be highly dependent on the performance of the servicer or special servicer. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. We will bear the risk of loss on any mortgage-backed securities we purchase. Further, the insurance coverage for various types of losses is limited in amount and we would bear losses in excess of the applicable limitations.
We may attempt to underwrite our investments on a “loss-adjusted” basis, which projects a certain level of performance. However, there can be no assurance that this underwriting will accurately predict the timing or magnitude of such losses. To the extent that this underwriting has incorrectly anticipated the timing or magnitude of losses, our business may be adversely affected. Some mortgage loans underlying mortgage-backed securities may default. Under such circumstances, cash flows of investments held by us may be adversely affected as any reduction in the mortgage payments or principal losses on liquidation of any mortgage loan may be applied to the class of mortgage-backed securities relating to such defaulted loans that we hold.

The market value of our investments could fluctuate materially over time as the result of changes in mortgage spreads, treasury bond interest rates, capital market supply and demand factors, and many other factors that affect high-yield fixed income products. These factors are out of our control, and could influence our ability to obtain short-term financing on mortgage-backed securities. The mortgage-backed securities in which we may invest may have no, or only a limited, trading market. In addition, we may invest in mortgage-backed securities that are not rated by any credit rating agency, and such investments may be less liquid than mortgage-backed securities that are rated, and we may sponsor or purchase junior tranches of mortgage-backed securities issuances or of a mortgage loan, either of which would experience the first loss in the event of a borrower default. The financial markets in the past have experienced and could in the future experience a period of volatility and reduced liquidity which may reoccur or continue and reduce the market value of mortgage-backed securities. Some or all of the mortgage-backed securities we may hold may be subject to restrictions on transfer and may be considered illiquid.
We may be required to make determinations of a borrower’s creditworthiness based on incomplete information or information that we cannot verify, which may cause us to purchase or originate loans that we otherwise would not have purchased or originated and, as a result, may negatively impact our business or reputation.
The commercial real estate lending business depends on the creditworthiness of borrowers and, to some extent, the sponsors thereof, which we must judge. In making such judgment, we will depend on information obtained from non-public sources and the borrowers in making many decisions related to our portfolio, and such information may be difficult to obtain or may be inaccurate. As a result, we may be required to make decisions based on incomplete information or information that is impossible or impracticable to verify. A determination as to the creditworthiness of a prospective borrower is based on a wide-range of information. Even if we are provided with full and accurate disclosure of all material information concerning a borrower, we may misinterpret or incorrectly analyze this information, which may cause us to purchase or originate loans that we otherwise would not have purchased or originated and, as a result, may negatively impact our business or the borrower could still defraud us after origination leading to a loss and negative publicity.
Third-party diligence reports on mortgaged properties and the properties we may own are and will be made as of a point in time and are therefore limited in scope.
Appraisals and engineering and environmental reports, as well as a variety of other third-party reports, are generally obtained with respect to each of the properties we may acquire and the mortgaged properties underlying our investments at or about the time of origination. Appraisals are not guarantees of present or future value. One appraiser may reach a different conclusion than the conclusion that would be reached if a different appraiser were appraising that property. Moreover, the values of the properties may have fluctuated significantly since the appraisals were performed. In addition, any third-party report, including any engineering report, environmental report, site inspection or appraisal represents only the analysis of the individual consultant, engineer or inspector preparing such report at the time of such report, and may not reveal all necessary or desirable repairs, maintenance, remediation and capital improvement items.
The owners of, borrowers on, and tenants occupying, the properties which secure our investments may seek the protection afforded by bankruptcy, insolvency and other debtor relief laws, which may create potential for risk of loss to us.
Although commercial real estate lenders typically seek to reduce the risk of borrower bankruptcy through such items as non-recourse carveouts for bankruptcy and special purpose entity/separateness covenants and/or non-consolidation opinions for borrowing entities, the owners of, borrowers on, and tenants occupying, the properties which secure our investments may still seek the protection afforded by bankruptcy, insolvency and other debtor relief laws. One of the protections offered in such proceedings to each of these parties is a stay of legal proceedings, and a stay of enforcement proceedings against collateral for such loans or underlying such securities (including the properties and cash collateral). A stay of foreclosure proceedings could adversely affect our ability to realize on our loan collateral, and could adversely affect the value of those assets. Other protections in such proceedings to borrowers, owners and tenants include the restructuring or forgiveness of debt, the ability to create super priority liens in favor of certain creditors of the debtor, the potential loss of cash collateral held by the lender if the lender is over-collateralized, and certain well defined claims procedures. Additionally, the numerous risks inherent in the bankruptcy process create a potential risk of loss of our entire investment in any particular investment.
We operate according to specific underwriting criteria in a highly competitive market for lending and investment opportunities, both of which may limit our ability to originate or acquire desirable loans and investments in our target assets and/or our ability to yield a certain return on our investments.

Our Manager uses financial models and underwriting criteria, the effectiveness of which cannot be guaranteed. We operate in a highly competitive market for lending and investment opportunities. Our profitability depends, in large part, on our ability to originate or acquire target assets at attractive prices. In originating or acquiring target assets, we compete with a variety of institutional lenders and investors and many other market participants, including specialty finance companies, REITs, commercial banks and thrift institutions, investment banks, insurance companies, hedge funds and other financial institutions. Many competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Unlike us, certain of our competitors may not be subject to the maintenance of an exemption from the Investment Company Act. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Our Manager’s underwriting criteria may restrict us from being able to compete with others for commercial mortgage loan origination and acquisition opportunities and these criteria may be stricter than those employed by our competitors. Furthermore, competition for originations of, and investments in, our target assets may lead to the yield of such assets decreasing, which may further limit our ability to generate desired returns.
The vast majority of the mortgage loans that we originate or purchase, and those underlying the mortgage-backed securities in which we may invest, are non-recourse loans and the assets securing the loans may not be sufficient to protect us from a partial or complete loss if the borrower defaults on the loan.
Except for customary non-recourse carve-outs for certain actions and environmental liability, most commercial mortgage loans, including those underlying the mortgage-backed securities in which we may invest, are effectively non-recourse obligations of the sponsor and borrower, meaning that there is no recourse against the assets of the borrower other than the underlying collateral. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Even if a mortgage loan is recourse to the borrower (or if a non-recourse carve-out to the borrower applies), in many cases, the borrower’s assets are limited primarily to its interest in the related mortgaged property. Further, although a mortgage loan may provide for limited recourse to a principal or affiliate of the related borrower, there is no assurance of any recovery from such principal or affiliate will be made or that such principal’s or affiliate’s assets would be sufficient to pay any otherwise recoverable claim. In the event of the bankruptcy of a borrower, the loan to such borrower is deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.
The expense of owning real property may impact our cash flows from operations.
We may in the future purchase or acquire real property that is unrelated to the cannabis industry. Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning a debt instrument secured by that property. Costs associated with real estate, such as real estate taxes, insurance and maintenance costs, rental rate decreases and other circumstances cause a reduction in income from the property. As a result, cash flows from the operations of our properties may be reduced if a tenant does not pay rent or we are unable to rent out properties on favorable terms. Under those circumstances, we might not be able to enforce our rights as a landlord without delays and may incur substantial legal costs. Additionally, new properties that we may acquire may not produce significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and principal and interest on debt associated with such properties until they are fully leased.
Risks Related to the Cannabis Industry and Related Regulations
Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability to execute our business plan.
All but three U.S. states have legalized, to some extent, cannabis for medical purposes. Thirty-eight states, the District of Columbia, Puerto Rico and Guam have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical purposes. Twenty-one of those states and the District of Columbia and Northern Mariana have also legalized cannabis for adults for non-medical purposes. Nine additional states have legalized low-tetrahydrocannabinol (“THC”)/high-CBD extracts for select medical conditions.

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
For over eight years, however, and despite varying positions by U.S. Attorney Generals, the U.S. government has not enforced those laws against cannabis companies complying with state law, or their vendors. Industry observers anticipate no reversal of that policy of non-enforcement against businesses complying with the state regulated cannabis programs under the Biden administration given his campaign’s position on cannabis and statements made by Attorney General Merrick Garland, discussed below, although prosecutions against state-legal entities cannot be ruled out entirely at this time. We would likely be unable to execute our business plan if the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets, described below, and were to start strictly enforcing federal law regarding cannabis.
As a result of the conflict between state and federal law regarding cannabis, investments in cannabis businesses in the United States are subject to inconsistent legislation and regulation. On August 29, 2013, the U.S. DOJ attempted to address this inconsistency and to provide guidance to enforcement agencies when former Deputy Attorney General James Cole, under the Obama administration, issued a memorandum on federal cannabis law enforcement. (the “Cole Memo”). Describing the criminal enforcement of federal cannabis prohibitions against those complying with state cannabis regulatory systems as an inefficient use of federal investigative and prosecutorial resources, the Cole Memo gave federal prosecutors discretion not to prosecute against state law compliant cannabis companies in states that were regulating cannabis so long as they were not violating eight federal priorities such as avoiding youth usage. On January 4, 2018, then acting U.S. Attorney General Jeff Sessions issued a memorandum to all U.S. Attorneys (the “Sessions Memo”) rescinding the Cole Memo. The Sessions Memo, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide to prosecute even state-legal cannabis activities. Since the Sessions Memo was issued in early 2018, however, U.S. Attorneys have not prosecuted state law compliant entities. While not formally rescinding the Sessions Memo, former Attorney General William Barr took a softer position. He testified in his confirmation hearing on January 15, 2019, that he would not upset “settled expectations,” “investments,” or other “reliance interest[s]” arising as a result of the Cole Memo, and that he would not use federal resources to enforce federal cannabis laws in states that have legalized cannabis “to the extent people are complying with the state laws.” He stated: “My approach to this would be not to upset settled expectations and the reliance interests that have arisen as a result of the Cole Memorandum and investments have been made and so there has been reliance on it, so I don’t think it’s appropriate to upset those interests.” Supreme Court Justice Clarence Thomas has echoed Barr’s point about nullification. In a June 2021 opinion, he addressed the current state of federal prohibition and suggested that seminal case Gonzales v. Raich may be decided differently today: “If the Government is now content to allow States to act ‘as laboratories’ ‘and try novel social and economic experiments,’ . . . then it might no longer have authority to intrude on ‘[t]he States’ core police powers. . . .to define criminal law and to protect the health, safety, and welfare of their citizens.” Standing Akimbo, LLC v. United States, 141 S. Ct. 2236, 2238 (2021). Recent statements made by Attorney General Garland suggest that the DOJ may issue further guidance on cannabis enforcement, though the content and timing of such guidance remains unknown.
During his campaign, President Biden promised federal reform on cannabis, including decriminalization generally. In 2022, President Biden signed into law the “Medical Marijuana and Cannabidiol Research Expansion Act,” a bill aimed at easing restrictions on cannabis research — bipartisan legislation which is the first standalone cannabis reform bill to pass both the House and Senate. Additionally, on October 6, 2022, President Biden issued a presidential proclamation pardoning federal convictions for simple marijuana possession offenses, encouraging state governors to do the same on the state level where permissible, and requesting that the Secretary of Health and Human Services and the Attorney General initiate an administrative process to review cannabis’s Schedule I classification under the CSA. This process could, but is not guaranteed to, change the legal status of cannabis on a federal level. Regardless of the ultimate outcome on CSA scheduling, both actions represent significant milestones in the evolution of federal cannabis policy.

At his confirmation hearing, Attorney General Garland stated that he did not see enforcement of federal cannabis law as a high priority use of resources for the DOJ: “This is a question of the prioritization of our resources and prosecutorial discretion. It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. I don’t think that’s a useful use. I do think we need to be sure there are no end-runs around the state laws that criminal enterprises are doing. So that kind of enforcement should be continued. But I don’t think it’s a good use of our resources, where states have already authorized. That only confuses people, obviously, within the state.” In April 2022, Attorney General Garland reiterated that prosecuting the possession of cannabis is “not an efficient use” of federal resources, especially “given the ongoing opioid and methamphetamine epidemic[s]” facing the nation. In March 2023, Attorney General Garland testified in a Congressional hearing that the DOJ was continuing its work on a new memorandum regarding cannabis enforcement. Attorney General Garland stated that the policy will be “very close to what was done in the Cole memorandum” but was yet to be finalized. While these statement are not promises to avoid federal interference with state cannabis laws, they do signal that the enforcement priorities of DOJ lie elsewhere. Notwithstanding the comments made by Attorney General Garland, there is no guarantee that the current presidential administration will not change its stated policy regarding the low-priority enforcement of U.S. federal cannabis laws that conflict with state laws. The Biden administration could reverse course and decide to enforce U.S. federal cannabis laws vigorously.
The basis for the federal government’s lack of recent enforcement with respect to the cannabis industry extends beyond the strong public support for cannabis legalization and ongoing prosecutorial discretion. The U.S. Congress has repeatedly enacted legislation to protect the medical marijuana industry from prosecution. Since 2014, versions of the U.S. omnibus spending bill have included a provision, known as the Joyce Amendment prohibiting the DOJ, which includes the Drug Enforcement Administration, from using appropriated funds to prevent states from implementing their medical-use cannabis laws. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that the provision prohibits the DOJ from spending funds to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. The court noted that, if the provision were not continued, prosecutors could enforce against conduct occurring during the statute of limitations even while the provision were previously in force. Other courts that have considered the issue have ruled similarly, although courts disagree about which party bears the burden of proof of showing compliance or noncompliance with state law. The U.S. Congress has continued to include the Joyce Amendment in each subsequent omnibus appropriations bill for fiscal years 2018, 2019, 2020, 2021 and 2022. Additionally, in 2021, President Joe Biden became the first president to propose a budget with the Joyce Amendment included. The Joyce Amendment was most recently extended on December 23, 2022, and is effective through September 30, 2023.
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

While the timing of federal reform is unknown, there is bipartisan support for cannabis reform on the federal level. Members of the U.S. Congress from the Democratic and Republican parties have introduced bills to end the federal cannabis prohibition, by de-scheduling cannabis completely and regulating it. In the 117th Congress, Senators Cory Booker (D-NJ), Ron Wyden (D-OR), and Chuck Schumer (D-NY) filed the Cannabis Administration And Opportunity Act, a bill that would regulate cannabis and expunge prior cannabis convictions; and Rep. Nancy Mace (R-SC) filed the States Reform Act, which would repeal the federal prohibition of and further regulate cannabis on the federal level. This session has seen additional incremental reform bills, including a bill that would direct the Attorney General of the United States to amend the CSA to move cannabis from Schedule I to Schedule III of the Act (the “Marijuana 1 to 3 Act”), and a bill to allow medical cannabis patients to purchase and possess firearms (the “Second Amendment Protection Act”). While the timing of federal reform remains unknown, it is expected that federal policy on cannabis will continue becoming more, rather than less, permissive, and legislative efforts to legalize cannabis or cannabis banking at the national level are likely to continue in 2023. In the unlikely event that the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected. See “Business—Regulatory Environment.”
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
Our borrowers face several challenges unique to the state regulated cannabis industry, which could negatively affect our revenues if it impedes their profitability or operations and their ability to continue to pay us. Some of these challenges include, but are not limited to, the following:
•The manufacture, distribution, sale, or possession of cannabis that is not in compliance with the CSA is illegal under U.S. federal law. Strict enforcement of U.S. federal laws regarding cannabis would likely result in our borrowers’ inability to execute a business plan in the cannabis industry;
•Laws and regulations affecting the regulated cannabis industry are varied, broad in scope and subject to evolving interpretations, and may restrict the use of the properties our borrowers acquire or require certain additional regulatory approvals, which could materially adversely affect our loans to such borrowers;
•Our borrowers may have difficulty borrowing from or otherwise accessing the service of banks, which may inhibit our ability to open bank accounts or otherwise utilize traditional banking services;
•Our borrowers may have a difficult time obtaining financing in connection with our investment strategy;
•There may be no material aspect of our borrowers’ businesses that is protected by patents, copyrights, trademarks or trade names, and they may face strong competition from larger companies, including those that may offer similar products and services to our borrowers;
•U.S. federal courts may refuse to recognize the enforceability of contracts pertaining to any business operations that are deemed illegal under U.S. federal law, including cannabis companies operating legally under state law;
•Our borrowers may have a difficult time obtaining the various insurance policies that are needed to operate such businesses, which may expose us and our borrowers to additional risks and financial liabilities;
•Our borrowers are subject to unfavorable U.S. tax treatment under Section 280E of the Code;
•Our borrowers may be foreclosed from using bankruptcy courts;
•Assets collateralizing loans to cannabis businesses may be forfeited to the U.S. federal government in connection with government enforcement actions under U.S. federal law;
•U.S. Food and Drug Administration (the “FDA”) regulation of cannabis and the possible registration of facilities where cannabis is grown could negatively affect the cannabis industry, which could directly affect our financial condition and the financial condition of our borrowers;
•The cannabis industry may face significant opposition from other industries that perceive cannabis products and services as competitive with their own, including but not limited to the pharmaceutical industry, adult beverage industry and tobacco industry, all of which have powerful lobbying and financial resources; and
•Consumer complaints and negative publicity regarding cannabis-related products and services could lead to political pressure on states to implement new laws and regulations that are adverse to the cannabis industry, to not modify existing, restrictive laws and regulations, or to reverse current favorable laws and regulations relating to cannabis.

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
The loans that are in our Existing Portfolio, and that we expect to make in the future may, include U.S.-based companies operating in the cannabis industry with at least one Canadian entity within their corporate structure for the purpose of listing on the CSE. In May 2020, a U.S.-based cannabis company that is listed on the CSE filed for, and was granted, insolvency protection under the Companies’ Creditors Arrangement Act pursuant to Canadian law. In addition, in October 2022, the parent company of Public Company A, which is also a guarantor of the Public Company A loans, along with its Canadian subsidiaries filed for bankruptcy protection under the Companies’ Creditors Arrangement Act in Canada. The Public Company A Affiliates are in the process of restructuring their operations. If an applicable borrower obtains bankruptcy protections in Canada, it could restrict our ability, or create additional costs or delays involved in our efforts, to foreclose on the collateral, which will reduce the net proceeds realized and, thus, increase the potential for loss.
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
Our ability to force a sale of our real estate collateral differs based on the state in which such real estate collateral is located and the security instruments used to secure such real estate collateral in each state. In Illinois, Michigan, Nevada, New Jersey, Ohio, Florida, Pennsylvania and Arkansas, for example, the ability to force such sales is governed by judicial foreclosure in such states pursuant to each state’s foreclosure laws. Under judicial foreclosure, we can enforce a judgment in foreclosure by (i) in the case of Arkansas, a public sale or (ii) for all other states, a writ of execution. In a judgment in foreclosure by public sale, the judgment directs the circuit clerk of the county in which the real property is located to sell the real property at a properly noticed public auction. A judgment in foreclosure by writ of execution directs a sheriff, clerk, special master, referee or other authorized person, as the case may be, to levy on and sell the real property, commonly at a properly noticed public auction. In Arizona, Maryland, and Massachusetts, a trustee or appointed auctioneer sells the property at a public sale through a non-judicial foreclosure pursuant to each state’s non-judicial foreclosure laws. In Missouri, we may force a sale of our real estate collateral either through judicial foreclosure or through a sale administered by a trustee at our discretion. In New Mexico, we can force a sale of real estate collateral through a judicial foreclosure or a non-judicial foreclosure, depending upon the security instruments used to secure the real estate collateral. Under judicial foreclosure in New Mexico, we can enforce a judgment in foreclosure by a public sale. Under non-judicial foreclosure in New Mexico, a trustee or appointed auctioneer sells the property at a public sale. In Iowa, we can also force a sale of real estate collateral through a judicial foreclosure or a non-judicial foreclosure. Under judicial foreclosure in Iowa, we can enforce a judgment in foreclosure by a writ of execution. A judgment in foreclosure by writ of execution directs the sheriff of the county in which the real property is located to sell the real property at a properly noticed public auction. Under non-judicial foreclosure in Iowa, we may enforce our mortgage by either (i) recording an agreement that is entered into between borrower and lender to surrender the property with a 30 day notice served on junior lienholders to either redeem or surrender their lien(s), or (ii) by serving a 30 day notice on mortgagor and junior lienholders, subject to rejection by mortgagor or cure by either mortgagor or junior lienholder.
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
The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property securing one of our loans becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant loan held by us and our ability to make distributions to our shareholders.

If we foreclose on any properties securing our loans, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to any properties securing our loans could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our shareholders.
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
Our access to capital will depend upon a number of factors over which we have little or no control, including, but not limited to:
•general economic or market conditions;
•the market’s view of the quality of our assets;
•the market’s perception of our growth potential;
•the current regulatory environment with respect to our business; and
•our current and potential future earnings and cash distributions.

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
Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, and market volatility and loss of investor confidence driven by political events. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.
The Chinese capital markets have also experienced periods of instability over the past several years. The current political climate has also intensified concerns about (i) a potential trade war between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products and (ii) military conflict between Russia and Ukraine. These market and economic disruptions, the potential trade war with China and the military conflict between Russia and Ukraine have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.
The year ended December 31, 2022 has been characterized by steep declines and significant volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Inflation across many key economies reached generational highs, prompting central banks to take monetary policy tightening actions that are likely to create headwinds to economic growth. The ongoing war between Russia and Ukraine is also contributing to economic and geopolitical uncertainty.

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, the potential trade war with China and military conflict between Russia and Ukraine could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.
Subject to the terms of the Indenture governing our 2027 Senior Notes, we may incur significant debt, which may subject us to restrictive covenants and increased risk of loss and may reduce cash available for distributions to our shareholders, and our governing documents and current credit facility contain no limit on the amount of debt we may incur.
Subject to market conditions, availability and the terms of the Indenture governing our 2027 Senior Notes, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our portfolio’s cash flow. Our governing documents and our Revolving Credit Agreement contain no limit on the amount of debt we may incur, and, subject to the covenants contained in the Indenture, we may significantly increase the amount of leverage we utilize at any time without approval of our shareholders. Leverage can enhance our potential returns but can also exacerbate our losses. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including, but not limited to, the risks that:
•our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt we incur or we may fail to comply with all of the other covenants contained in such debt, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, and/or (iii) the loss of some or all of our assets to foreclosure or sale;
•we may be unable to borrow additional funds as needed or on favorable terms, or at all;
•to the extent we borrow debt that bears interest at variable rates, increases in interest rates could materially increase our interest expense;
•our default under any loan with cross-default provisions could result in a default on other indebtedness;
•incurring debt may increase our vulnerability to adverse economic and industry conditions with no assurance that loan yields will increase with higher financing costs;
•we may be required to dedicate a substantial portion of our cash flow from operations to payments on the debt we may incur, thereby reducing funds available for operations, future business opportunities, shareholder distributions, including distributions currently contemplated or necessary to satisfy the requirements for REIT qualification, or other purposes; and
•we are not able to refinance debt that matures prior to the loan it was used to finance on favorable terms, or at all.
There can be no assurance that a leveraging strategy will be successful. If any one of these events were to occur, our financial condition, results of operations, cash flow, and our ability to make distributions to our shareholders could be materially and adversely affected.
Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations.
As of December 31, 2022, our total consolidated indebtedness, including that of our subsidiaries, was approximately $160.0 million (excluding debt issuance costs and accrued interests), including $60.0 million that we had drawn under our Revolving Credit Facility. On December 28, 2022, we drew $60.0 million on our Revolving Credit Facility and all outstanding borrowings were subsequently repaid in full on January 3, 2023. Our indebtedness could have significant adverse consequences to us, such as:
•limiting our ability to satisfy our financial obligations,;

•limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;
•limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;
•limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;
•restricting us from making strategic acquisitions, developing properties or exploiting business opportunities;
•restricting the way in which we conduct our business because of financial and operating covenants;
•covenants in the agreements governing our and our subsidiaries’ existing and future indebtedness;
•exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ debt instruments that could have a material adverse effect on our business, financial condition and operating results;
•increasing our vulnerability to a downturn in general economic conditions; and
•limiting our ability to react to changing market conditions in our industry and in our borrowers’ industries.
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
We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness, including the 2027 Senior Notes and the Revolving Credit Facility, or to fund our other liquidity needs. Additionally, if we incur additional indebtedness in connection with future acquisitions or development projects or for any other purpose, our debt service obligations could increase.
We may need to refinance all or a portion of our indebtedness, including the 2027 Senior Notes and the Revolving Credit Facility, on or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:
•our financial condition and market conditions at the time; and
•restrictions in the agreements governing our indebtedness.

As a result, we may not be able to refinance any of our indebtedness, including the 2027 Senior Notes and the Revolving Credit Facility, on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations, including payments on the 2027 Senior Notes and the Revolving Credit Facility. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity or delaying capital expenditures, or strategic acquisitions and alliances, any of which could have a material adverse effect on our operations. We cannot assure you that we will be able to effect any of these actions on commercially reasonable terms, or at all.
Monetary policy actions by the United States Federal Reserve could adversely impact both our borrowers and our financial condition.
We, as well as our borrowers, are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. In an effort to combat rising inflation levels, the Federal Reserve steadily began increasing the target federal funds rate in the first quarter of 2022 and announced that it would continue to do so in 2023. The Federal Funds Target Rate increased by 4.25 percentage points between March and December 2022. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on the demand for debt capital. Changes in fiscal and monetary policies are beyond our control, are difficult to predict and could materially adversely affect us and our borrowers.
Any lending facilities will impose restrictive covenants.
Any lending facilities which we enter would be expected to contain, customary negative covenants and other financial and operating covenants, that among other things, may affect our ability to incur additional debt, make certain loans or acquisitions, reduce liquidity below certain levels, make distributions to our shareholders, redeem debt or equity securities and impact our flexibility to determine our operating policies and loan and investment strategies. For example, such loan documents typically contain negative covenants that limit, among other things, our ability to repurchase our equity, distribute more than a certain amount of our net income or funds from operations to our shareholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. If we fail to meet or satisfy any such covenants, we would likely be in default under these agreements, and the lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We could also become subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, such restrictions could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT.
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
Risks Related to Our Organization and Structure
Provisions in our Charter and our amended and restated bylaws (our “Bylaws”) may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders, and may prevent attempts by our stockholders to replace or remove our current management.
Our Charter and our Bylaws contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our Charter and Bylaws include, among others, provisions that:
•authorize our Board, without your approval, to cause us to issue additional shares of our common stock or to raise capital through the creation and issuance of our preferred stock, debt securities convertible into common stock, options, warrants and other rights, on terms and for consideration as our Board in its sole discretion may determine;
•authorize “blank check” preferred stock, which could be issued by our Board without shareholder approval, subject to certain specified limitations, and may contain voting, liquidation, dividend and other rights senior to our common stock;
•establish a classified Board such that not all members of the Board are elected at each annual meeting of shareholders, which may delay the ability of our stockholders to change the membership of a majority of our Board;

•specify that only our Board, the chairman of our Board, our chief executive officer or president or, upon the written request of shareholders entitled to cast not less than a majority of the votes entitled to be cast, our secretary can call special meetings of our shareholders;
•establish advance notice procedures for shareholder proposals to be brought before an annual meeting of our shareholders, including proposed nominations of individuals for election to our Board;
•provide that a majority of directors then in office, even though less than a quorum, may fill any vacancy on our Board, whether resulting from an increase in the number of directors or otherwise;
•specify that no shareholder is permitted to cumulate votes at any election of directors;
•provide our Board the exclusive power to adopt, alter or repeal any provision of our Bylaws and to make new Bylaws; and
•require supermajority votes of the holders of our common stock to amend specified provisions of our Charter.
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
The Charter authorizes us to issue shares of our common stock and preferred stock without shareholder approval, subject to certain specified limitations. In addition, subject to certain voting rights specifically provided in our Charter or by state statute, our Board may, without shareholder approval, amend the Charter from time to time to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of our common stock and preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our Board may, subject to certain specified limitations, establish a class or series of shares of our common stock and preferred stock that could delay or prevent a merger, third-party tender offer, change of control or similar transaction or a change in incumbent management that might involve a premium price for shares of our common stock or otherwise be in the best interests of our shareholders.
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

After the expiration of the five-year period described above, any business combination between a Maryland corporation and an interested stockholder must generally be recommended by the board of directors of such corporation and approved by the affirmative vote of at least:
•80% of the votes entitled to be cast by holders of the then-outstanding shares of voting stock of such corporation; and
•two-thirds of the votes entitled to be cast by holders of voting stock of such corporation, other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected, or held by an affiliate or associate of the interested stockholder.
These supermajority vote requirements do not apply if the corporation’s common shareholders receive a minimum price, as defined under the MGCL, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The MGCL also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board has adopted a resolution exempting any business combination with Leonard M. Tannenbaum, or any of his affiliates. Consequently, the five-year prohibition and the supermajority vote requirements will not apply to a business combination between us and Leonard M. Tannenbaum or any of his affiliates. As a result, Leonard M. Tannenbaum or any of his affiliates may be able to enter into business combinations with us that may not be in the best interest of our shareholders, without compliance with the supermajority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of our Company and increase the difficulty of consummating any offer.
In addition, under the MGCL, holders of our “control shares” (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares. Our Bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our capital stock. There can be no assurance that this exemption will not be amended or eliminated at any time in the future.
The Charter contains provisions that make removal of our directors difficult, which could make it difficult for our shareholders to effect changes to management.
The Charter provides that a director may only be removed for cause upon the affirmative vote of holders of a majority of the votes entitled to be cast generally in the election of directors. This requirement makes it more difficult to change our management by removing and replacing directors and may prevent a change of control that is in the best interests of our shareholders.
Our Bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders and provide that claims relating to causes of action under the Securities Act may only be brought in federal district courts, which could limit shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees, if any, and could discourage lawsuits against us and our directors, officers and employees, if any.
Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, will be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, (b) any derivative action or proceeding brought on our behalf (other than actions arising under federal securities laws), (c) any action asserting a claim of breach of any duty owed by any of our directors, officers or other employees to us or to our shareholders, (d) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the MGCL or our Charter or Bylaws or (e) any other action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which federal courts have exclusive jurisdiction. Furthermore, our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claim arising under the Securities Act.

These exclusive forum provisions may limit the ability of our shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with us or our directors, officers, or employees, if any, which may discourage such lawsuits against us and our directors, officers, and employees, if any. Alternatively, if a court were to find the choice of forum provisions contained in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and operating results. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, the exclusive forum provisions described above do not apply to any actions brought under the Exchange Act.
Ownership limitations contained in the Charter may restrict change of control or business combination opportunities in which our shareholders might receive a premium for their shares.
In order for us to qualify as a REIT, for each taxable year after our first REIT taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any taxable year (other than the first year for which an election to be a REIT has been made). “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, the Charter includes ownership limits based on the value and number of outstanding shares of our capital stock. Subject to certain exceptions, (i) (i) no person, other than a Qualified Institutional Investor (as defined in our Charter) or an Excepted Holder (as defined in our charter), shall beneficially own or constructively own shares of our capital stock in excess of the aggregate stock ownership limit set forth in our Charter, (ii) no Qualified Institutional Investor, other than an Excepted Holder, shall beneficially own or constructively own shares of our capital stock in excess of the aggregate stock ownership limit applicable to Qualified Institutional Investor as set forth in our Charter and (iii) no Excepted Holder shall beneficially own or constructively own shares of our capital stock in excess of the stock ownership limit applicable to such Excepted Holder. Leonard M. Tannenbaum may maintain an equity interest up to 29.9% in value or number of shares, whichever is more restrictive, of our Company and has received a waiver with respect to such prohibitions in the Charter. This waiver and our ownership limitations could have the effect of discouraging a takeover or other transaction in which our shareholders might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.
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
Our rights and the rights of our shareholders to recover on claims against our directors and officers are limited, which could reduce our and our shareholders’ recovery against them if they negligently cause us to incur losses.
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
While we do not currently do so, we are permitted, to the fullest extent permitted by law, to purchase and maintain insurance on behalf of any of our directors, officers, employees and agents, including our Manager and its affiliates, against any liability asserted against such person. Alternatively, we may in the future establish a sinking fund to contribute a specified amount of cash on a monthly basis towards insuring such persons against liability. Any such insurance or sinking fund may result in us having to expend significant funds, which will reduce the available cash for distribution to our shareholders. Additionally, while we do not have directors and officers insurance, regardless of whether we have a sinking fund, we may also have to expend significant funds to cover our commitments to indemnify our directors and officers.

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
Our ability to achieve our investment objectives depends on our ability to grow, which depends, in turn, on the management and investment teams of our Manager and their ability to identify and to make loans on favorable terms in accordance with our investment strategy as well as on our access to financing on acceptable terms. The demands on the time of the professional staff of our Manager will increase as our portfolio grows and the management of our existing portfolio may divert our Manager’s attention from future potential loans or otherwise slow our rate of investment. Our Manager may be unable to successfully and efficiently integrate new loans into our existing portfolio or otherwise effectively manage our assets or our future growth effectively. We cannot assure you that our Manager will be able to hire, train, supervise, manage and retain new officers and employees to manage future growth effectively, and any such failure could have a material adverse effect on our business. The failure to consummate loans on advantageous terms without substantial expense or delay would impede our growth, would negatively affect our results of operations and our ability to generate cash flow and make distributions to our shareholders, and could cause the value of our common stock to decline.
There are various conflicts of interest in our relationship with our Manager that could result in decisions that are not in the best interests of our shareholders.
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
We pay our Manager substantial Base Management Fees regardless of the performance of our portfolio. Pursuant to the terms of our Management Agreement, our Manager receives Base Management Fees that are calculated and payable quarterly in arrears in cash, in an amount equal to 0.375% of our Equity (as defined below), subject to certain adjustments, less 50% of the aggregate amount of any Outside Fees, including any agency fees relating to our loans, but excluding the Incentive Compensation and any diligence fees paid to and earned by our Manager and paid by third parties in connection with our Manager’s due diligence of potential loans. Such Base Management Fees will be calculated and payable quarterly in arrears in cash, subject to certain adjustments. Our Manager’s entitlement to the Base Management Fees, which are not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking loans that provide attractive risk-adjusted returns for our portfolio. Further, the Base Management Fee structure gives our Manager the incentive to maximize the book value of our equity raised by the issuance of new equity securities or the retention of existing equity value, regardless of the effect of these actions on existing shareholders. In other words, the Base Management Fee structure will reward our Manager primarily based on the size of our equity raised and not necessarily on our financial returns to shareholders. This in turn could hurt both our ability to make distributions to our shareholders and the market price of our common stock.
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
While we have the right to terminate our Management Agreement for cause without paying a Termination Fee, we must provide 30 days’ notice to our Manager in advance of any such termination, including in the event of our Manager’s fraud, misappropriation of funds, embezzlement or bad faith, willful misconduct, gross negligence or reckless disregard in the performance of its duties. As a result, we would be forced to continue to pay our Manager during such 30-day period and we may not be able to find a suitable replacement for our Manager during this period or, if we were able to find a suitable replacement, we may be required to compensate the new manager while continuing to pay our terminated Manager during this 30-day period, unless our Manager waives the notice requirement. This could have an adverse effect on our business and operations, which could adversely affect our operating results and our ability to make distributions to our shareholders.
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
Our Manager may change its investment process, or elect not to follow it, without the consent of our shareholders and at any time, which may adversely affect our loans.
Our Manager may change its investment process without the consent of our shareholders and at any time. In addition, there can be no assurance that our Manager will follow its investment process in relation to the identification and underwriting of prospective loans. Changes in our Manager’s investment process may result in inferior, among other things, due diligence and underwriting standards, which may adversely affect the performance of our portfolio.
We do not have a policy that expressly prohibits our directors, managers, officers, shareholders or affiliates, as applicable, from engaging for their own account in business activities of the types conducted by us.
We do not have a policy that expressly prohibits our directors, officers, shareholders or affiliates from engaging for their own account in business activities of the types conducted by us. For example, certain of our officers and directors and employees of our Manager also have a relationship with our borrowers or other clients as part of their outside business activities. Additionally, (i) many of our officers and directors are equity holders of AFC Warehouse, which invested in the equity of certain of our borrowers, (ii) Mr. Kalikow, our Head of Real Estate and one of our directors, controls a recently formed investment vehicle focused on acquiring, among other things, equity securities of companies in the cannabis industry, which may from time to time include our existing or target borrowers and (iii) certain of our officers and the Chairman of our Board are equity holders of FLH, an affiliated entity in which Mr. Tannenbaum, our Chief Executive Officer and Chairman of our Board, is the majority ultimate beneficial owner, and AFCIF, an affiliate of ours that is owned in part by Mr. Tannenbaum, Mrs. Tannenbaum, our President, and Mr. Kalikow, each of which may also lend to our borrowers, and (iv) Mr. and Mrs. Tannenbaum own and control AFC Agent, an entity that provides services as an administrative agent to lenders under certain credit facilities, including credit facilities in which we are currently acting, or may in the future act as lenders. However, our conflicts of interest policies prohibit our directors and officers as well as employees of our Manager from engaging in any transaction that involves a potential or actual conflict of interest with us without the approval of the Audit and Valuation Committee of our Board. In addition, our Management Agreement has limited restrictions on our Manager’s and its affiliates’ respective ability to engage in additional management or loan opportunities, which could result in our Manager or its affiliates engaging in management and investment activities that compete with us, and our conflict of interest policies acknowledge that such activities shall not be deemed a conflict of interest.

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
Pursuant to the Management Agreement, our Manager does not assume any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our Board in following or declining to follow its advice or recommendations. Under the terms of the Management Agreement, our Manager, its affiliates, and any of their respective members, shareholders, managers, partners, trustees, personnel, officers, directors, employees, consultants and any person providing sub-advisory services to our Manager (collectively, the “Manager Parties”) will not be liable to us for acts or omissions performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the relevant Management Agreement. In addition, we have agreed to indemnify the Manager Parties with respect to all losses, damages, liabilities, demands, charges and claims of any nature whatsoever, and any and all expenses, costs and fees related thereto, arising from acts or omissions of the Manager Parties not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement. We have also entered into indemnification agreements with the members of the Investment Committee of our Manager to indemnify and advance certain fees, costs and expenses to such individuals, subject to certain standards to be met and certain other limitations and conditions as set forth in such indemnification agreements. These protections may lead our Manager to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Risks Related to Our Taxation as a REIT
Failure to qualify as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our shareholders.
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
If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our shareholders because:
•we would not be allowed a deduction for distributions paid to shareholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;
•we could be subject to increased state and local taxes; and
•unless we are entitled to relief under statutory provisions, we would not be able to re-elect to be taxed as a REIT for four taxable years following the year in which we were disqualified.
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
In order to maintain our REIT status and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. In addition, we may need to reserve cash to satisfy our REIT distribution requirements, even though there are attractive lending opportunities that may be available. To qualify as a REIT, we must distribute to our shareholders at least 90% of our net taxable income each year, without regard to the deduction for dividends paid and excluding capital gains and certain non-cash income. In addition, we will be subject to corporate income tax to the extent we distribute less than 100% of our taxable income, including any net capital gain. We intend to make distributions to our shareholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate income tax obligation to the extent consistent with our business objectives. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. In addition, if the IRS were to disallow certain of our deductions, such as management fees, depreciation or interest expense, by alleging that we, through our business operations and/or loan agreements with state-licensed cannabis borrowers, are subject to Section 280E of the Code or otherwise, we could be unable to meet the distribution requirements and would fail to qualify as a REIT. Likewise, any governmental fine on us would not be deductible, and the inability to deduct such fines could cause us to be unable to satisfy the distribution requirement.
The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our REIT status. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. To address and/or mitigate some of these issues, we may make taxable distributions that are in part paid in cash and in part paid in our equity. In such cases, our shareholders may have tax liabilities from such distributions in excess of the cash they receive. The treatment of such taxable stock distributions is not entirely clear, and it is possible the taxable stock distribution will not count towards our distribution requirement, in which case adverse consequences could apply.
Complying with REIT requirements may cause us to forego otherwise attractive opportunities or to liquidate otherwise attractive loans.
To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our shareholders. In order to meet these tests, we may be required to forego loans that we might otherwise make or liquidate loans we might otherwise continue to hold. Thus, compliance with the REIT requirements may hinder our performance by limiting our ability to make and/or maintain ownership of certain otherwise attractive loans.
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
At any time, the U.S. federal income tax laws or Treasury Regulations governing REITs, or the administrative interpretations of those laws or regulations, may be changed, possibly with retroactive effect. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.
Dividends payable by REITs generally do not qualify for reduced tax rates applicable to qualified dividend income.
The maximum U.S. federal income tax rate for certain qualified dividends payable to individual U.S. shareholders is 20%. Dividends payable by REITs, however, are generally not qualified dividends and therefore are not eligible for taxation at the reduced rates. However, to the extent such dividends are attributable to certain dividends that we receive from a taxable REIT subsidiary or to income from a prior year that was retained by us and subject to corporate tax, such dividends generally will be eligible for the reduced rates that apply to qualified dividend income. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our equity. However, through the 2025 tax year, individual U.S. shareholders may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to qualified dividend income received by us, if any), which temporarily reduces the effective tax rate on these dividends to a maximum federal income tax rate of 29.6% for those years. If we fail to qualify as a REIT, such shareholders may not claim this deduction with respect to dividends paid by us. Shareholders are urged to consult tax advisers regarding the effect of this change on the effective tax rate with respect to REIT dividends.

If we were considered to have actually or constructively paid a “preferential dividend” to certain of our shareholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must annually distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain and certain non-cash income. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends,” unless we are a “publicly offered REIT,” which we became upon our IPO. A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their shareholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment program inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend prior to our IPO, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations prior to the IPO had been structured in such a manner that we will not be treated as inadvertently having paid preferential dividends, we can provide no assurance to this effect.
The ability of our Board to revoke our REIT election without shareholder approval may cause adverse consequences to our shareholders.
The Charter provides that our Board may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if our Board determines that it is no longer in our best interest to attempt to, or continue to, qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our net taxable income, and we generally would no longer be required to distribute any of our net taxable income to our shareholders, which may have adverse consequences on the total return to our shareholders.
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
To the extent the business interest deductions of our subsidiaries, if any, are deferred or disallowed, our taxable income may exceed our cash available for distributions to shareholders.
Code Section 163(j) limits the deductibility of “business interest” for both individuals and corporations. Certain real property trades or businesses are permitted to elect out of this limitation, but we do not expect it to be available to us. To the extent our interest deductions or those of our subsidiaries, if any, are deferred or disallowed under Code Section 163(j) or any other provision of law, our taxable income may exceed our cash available for distribution to our shareholders. As a result, there is a risk that we may have taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:
▪our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;

▪changes in governmental policies, regulations or laws;
▪loss of a major funding source or inability to obtain new favorable funding sources in the future;
▪equity issuances by us, or share resales by our shareholders, or the perception that such issuances or resales may occur;
▪actual, anticipated or perceived accounting or internal control problems;
▪publication of research reports about us, the real estate industry or the cannabis industry;
▪our value of the properties securing our loans;
▪changes in market valuations of similar companies;
▪adverse market reaction to any increased indebtedness we may incur in the future;
▪additions to or departures of the executive officers or key personnel supporting or assisting us from our Manager or its affiliates, including our Manager’s investment professionals;
▪speculation in the press or investment community about us or other similar companies;
▪our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;
▪increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock (if we have begun to make distributions to our shareholders) and which could cause the cost of our interest expenses on our debt to increase;
▪failure to qualify or maintain our qualification as a REIT or exemption from the Investment Company Act;
▪price and volume fluctuations in the stock market generally; and
▪general market and economic conditions, including the state of the credit and capital markets.
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
In the future, we intend to attempt to increase our capital resources by making offerings of debt or equity securities. As the cannabis industry continues to evolve and to the extent that additional states legalize cannabis, the demand for capital continues to increase as operators seek to enter and build out new markets. We expect the principal amount of the loans we originate to increase and that we will need to raise additional equity and/or debt funds to increase our liquidity in the near future. Upon bankruptcy or liquidation, holders of our debt securities, lenders with respect to any of our borrowings and holders of our preferred stock, if any, will receive a distribution of our available assets prior to the holders of our common stock. Equity offerings by us may dilute the holdings of our existing shareholders or reduce the valuation of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control.
We may in the future pay distributions from sources other than our cash flow from operations, including borrowings, offering proceeds or the sale of assets, which means we will have less funds available for investments or less income-producing assets and your overall return may be reduced.
We may in the future pay distributions from sources other than from our cash flow from operations. We intend to fund the payment of regular distributions to our shareholders entirely from cash flow from our operations. However, we may from time to time not generate sufficient cash flow from operations to fully fund distributions to shareholders. Therefore, if we choose to pay a distribution, we may choose to use cash flows from financing activities, including borrowings (including borrowings secured by our assets) and net proceeds of this or a prior offering, from the sale of assets or from other sources to fund distributions to our shareholders.
To the extent that we fund distributions from sources other than cash flows from operations, including borrowings, offering proceeds or proceeds from asset sales, the value of your investment will decline, and such distributions may constitute a return of capital and we may have fewer funds available for the funding of loans or less income-producing assets and your overall return may be reduced. Further, to the extent distributions exceed our earnings and profits, a shareholder’s basis in our stock will be reduced and, to the extent distributions exceed a shareholder’s basis, the shareholder will be required to recognize capital gain.
There is a risk that shareholders may not receive distributions or that such dividends may not grow over time.
We intend to make to make regular quarterly distributions to our shareholders, consistent with our intention to qualify as a REIT for U.S. federal income tax purposes. However, any future determination to actually pay dividends will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board deems relevant. We therefore cannot assure our shareholders that we will achieve investment results and other circumstances that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions.
As one of our significant shareholders and a significant beneficial owner of our Manager, Leonard M. Tannenbaum, can exert significant influence over our corporate actions and important corporate matters.
Our founder, Chief Executive Officer and Chairman of our Board, Leonard M. Tannenbaum, beneficially owned approximately 23.9% of our outstanding equity. Currently, Mr. Tannenbaum owns 3,415,063 shares of our common stock and has been granted options to purchase up to 1,906,958 shares of our common stock, which are fully vested and exercisable. Mr. Tannenbaum also owns over 70% of the outstanding equity of Advanced Flower Capital Management, LLC, the parent company of our Manager (the “Parent Manager”). Similarly, Jonathan Kalikow, our Head of Real Estate and one of our directors, and Robyn Tannenbaum, our President, currently own 5% and 10% of the Parent Manager, respectively.
Mr. Tannenbaum and, to a lesser extent, Mrs. Tannenbaum and Mr. Kalikow could therefore exert substantial influence over our corporate matters, such as electing directors and approving material mergers, acquisitions, strategic partnerships or other business combination transactions, as applicable. This concentration of ownership may discourage, delay or prevent a change in control which could have the dual effect of depriving our shareholders from an opportunity to receive a premium for their equity as part of a sale of AFC Gamma, Inc. and otherwise reducing the price of such equity.

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
Sales of substantial amounts of our capital stock or other securities convertible into our capital stock could cause the valuation of our capital stock to decrease significantly. We cannot predict the effect, if any, of future sales of our equity, or the availability of our equity for future sales, on the value of our equity. Sales of substantial amounts of our equity by any large shareholder, or the perception that such sales could occur, may adversely affect the valuation of our equity.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would materially adversely affect our business and the trading price of our common stock.
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
Item 3.    Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third-parties may try to seek to impose liability on us in connection with our loans. As of December 31, 2022, we were not subject to any material legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed for trading on the Nasdaq Stock Market under the symbol “AFCG.” On March 1, 2023, the closing price of our common stock, as reported on the Nasdaq, was $15.59 per share. There were 32 holders of record of our common stock as of March 1, 2023. This number does not include beneficial owners who hold shares of our common stock in street name. However, because many of our common shares are held by brokers and other institutions, we believe that there are many more beneficial holders of our common shares than record holders.
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
As a result, in order to satisfy the requirements for us to qualify as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to our shareholders out of assets legally available therefor. REIT taxable income as computed for purposes of the foregoing tax rules will not necessarily correspond to our net income as determined for financial reporting purposes, or our Distributable Earnings as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures and Indicators—Distributable Earnings.”
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
Equity Compensation Plan Information
See Note 11 to our consolidated financial statements for information regarding our 2020 Stock Incentive Plan.
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
Business Overview
AFC Gamma, Inc. is an institutional lender to the commercial real estate sector that was founded in July 2020 by a veteran team of investment professionals. We primarily originate, structure, underwrite, invest in and manage senior secured loans and other types of commercial real estate loans and debt securities, with a specialization in loans to cannabis industry operators in states that have legalized medical and/or adult-use cannabis. We have recently expanded our investment guidelines to deploy capital in attractive lending opportunities secured by commercial real estate. Our expanded investment guidelines now include (i) first and second lien loans secured by mortgages to commercial real estate owners, operators and related businesses that are not related to the cannabis industry, (ii) the ownership of non-cannabis related real property assets, and (iii) mortgage-backed securities, in addition to our prior sole focus on first lien loans secured by mortgages to cannabis operators in states that have legalized medical and/or adult-use cannabis. We expect the underwriting and investment process for these investments under our expanded guidelines to be substantially similar to the process we deploy for our loans to cannabis operators.
Our objective is to provide attractive risk-adjusted returns over time through cash distributions and capital appreciation primarily by providing loans to real estate developers and state law compliant cannabis companies. The loans we originate are primarily structured as senior loans secured by real estate, equipment, value associated with licenses (where applicable) and/or other assets of the loan parties to the extent permitted by applicable laws and the regulations governing such loan parties. Some of our cannabis-related borrowers have their equity securities listed for public trading on the Canadian Securities Exchange (“CSE”) in Canada and/or over-the-counter (“OTC”) in the United States.
We have expanded our investment guidelines to invest in attractive commercial real estate financing opportunities emerging from the current interest rate environment. As the Federal Reserve began to increase interest rates in 2022 to curb rising inflation, we believe the higher interest rates and associated pressures have created an opportunity in real estate lending, where there is currently less capital available in the marketplace to finance real estate projects. As a result of these market dynamics, we have identified a number of opportunities to provide acquisition and construction financing for real estate owners, operators and related businesses at attractive rates and secured by valuable real estate collateral.
Separately, as states continue to legalize cannabis for medical and adult-use, an increasing number of companies operating in the cannabis industry need financing. Due to the current capital constrained cannabis market, which does not typically have access to traditional bank financing, we believe we continue to be well positioned to act as a prudent financing source to cannabis industry operators given our stringent underwriting criteria, size and scale of operations and institutional infrastructure.
We are a Maryland corporation and externally managed by AFC Management, LLC, a Delaware limited liability company (our “Manager”), pursuant to the terms of the Amended and Restated Management Agreement, dated January 14, 2021, by and between AFC Gamma, Inc. and AFC Management, LLC (as amended from time to time, the “Management Agreement”). We commenced operations on July 31, 2020 and completed our initial public offering (“IPO”) in March 2021.
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
Our wholly-owned subsidiary, TRS1, operates as a taxable REIT subsidiary. TRS1 began operating in July 2021 and the financial statements of TRS1 have been consolidated within our consolidated financial statements.

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
Revenues
We operate as one operating segment and are primarily focused on financing senior secured loans and other types of loans for established cannabis industry operators in states where medical and/or adult use cannabis is legal. These loans are generally held for investment and are secured by real estate, equipment, value associated with licenses (where applicable) and/or other assets of the loan parties to the extent permitted by the applicable laws and the regulations governing such loan parties.
We generate revenue primarily in the form of interest income on loans. The majority of our loans currently accrue interest at a fixed rate. As of December 31, 2022, six of our loans, representing approximately 54% of our portfolio based on aggregate outstanding principal balances, paid interest at a variable rate tied to either LIBOR, SOFR, or U.S. prime rate. Going forward, we intend to have the majority of our loans accrue at floating rates. Interest on our loans is generally payable monthly or quarterly. The principal amount of our loans and any accrued but unpaid interest thereon generally become due at the applicable maturity date. In many cases, our interest income includes a paid-in-kind (“PIK”) component for a portion of the total interest. The PIK interest, computed at the contractual rate specified in each applicable loan agreement, is accrued in accordance with the terms of such loan agreement and added to the principal balance of the loan and recorded as interest income. The PIK interest added to the principal balance is typically amortized and paid in accordance with the applicable loan agreement. In cases where the loans do not amortize, the PIK interest is collected upon repayment of the outstanding principal. We also generate revenue from OID, which is also recognized as interest income from loans over the initial term of the applicable loans. Delayed draw loans earn interest or unused fees on the undrawn portion of the loan, which is recognized as interest income and ordinary fee income, respectively, in the period earned. Other fees, including prepayment fees and exit fees, are also recognized as interest income when received. Any such fees will be generated in connection with our loans and recognized as earned in accordance with generally accepted accounting principles in the United States (“GAAP”).
Expenses
Our primary operating expenses are the payment of Base Management Fees and Incentive Compensation under our Management Agreement with our Manager and the allocable portion of overhead and other expenses paid or incurred on our behalf, including reimbursing our Manager for a certain portion of the compensation of certain personnel of the Manager who assist in the management of the Company’s affairs, excepting only those expenses that are specifically the responsibility of our Manager pursuant to our Management Agreement. We bear all other costs and expenses of our operations and transactions, including (without limitation) fees and expenses relating to:
•organizational and offering expenses;
•quarterly valuation expenses;

•fees payable to third parties relating to, or associated with, making loans and valuing loans (including third-party valuation firms);
•fees and expenses associated with investor relations and marketing efforts (including attendance at investment conferences and similar events);
•federal and state registration fees;
•any exchange listing fees;
•federal, state and local taxes;
•independent directors’ fees and expenses;
•brokerage commissions;
•costs of proxy statements, shareholders’ reports and notices; and
•costs of preparing government filings, including periodic and current reports with the SEC.
Prior to the consummation of our IPO, we were not obligated to reimburse our Manager or its affiliates, as applicable, for any compensation paid to Mr. Tannenbaum, Mr. Kalikow or Mrs. Tannenbaum. For the years ended December 31, 2022 and 2021, our Manager did not seek reimbursement for our allocable share of Mr. Kalikow and Mr. Tannenbaum’s compensation, but did seek reimbursement for our allocable share of Mrs. Tannenbaum’s compensation.
Income Taxes
We are a Maryland corporation and have elected to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 2020. We believe that we have qualified, and our organization and current and proposed method of operation will enable us to continue to qualify, as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us satisfying numerous asset, income and distribution tests which depend, in part, on our operating results.
To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our shareholders at least 90% of our REIT taxable income, as adjusted, prior to the deduction for dividends paid. To the extent that we distribute less than 100% of such REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of (i) 85% of our ordinary income for the calendar year, (ii) 95% of our capital gain net income for the calendar year, and (iii) any Required Distribution to our shareholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between such Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our shareholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our shareholders and pay tax at regular corporate rates on the retained net capital gain. Our shareholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they will be deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax.
Our wholly-owned subsidiary, TRS1, operates as a TRS and began operating in July 2021. A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by us without jeopardizing our qualification as a REIT. A TRS is subject to applicable United States federal, state and local income tax on its taxable income. In addition, as a REIT, we also may be subject to a 100% excise tax on certain transactions between us and our TRS that are not conducted on an arm’s-length basis. If it is determined that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. The income tax provision is included in the line item income tax expense, including excise tax in the consolidated statements of operations included in this Annual Report on Form 10-K.

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
Recent Developments
On December 28, 2022, we drew $60.0 million on our Revolving Credit Facility. All outstanding borrowings were subsequently repaid in full on January 3, 2023.
In January 2023, TRS1 agreed with Private Company I, subject to certain terms and conditions (including payment of full cash interest, rather than partial PIK interest, which was previously agreed to), to defer an upcoming principal payment. In March 2023, TRS1 agreed, subject to certain terms and conditions, to defer an upcoming principal payment and permit a portion of an upcoming cash interest payment to instead be paid in kind.
In February 2023, the Company entered into an amendment with Private Company K, which reduced its total loan commitment under the credit facility with Private Company K from approximately $25.2 million to $14.5 million. Among other things, the amendment increased the PIK rate from 0.0% to 2.0%, removed the unused fee going forward on the remaining undrawn commitment, and established a $1.5 million interest reserve.
In February 2023, we sold $15.0 million of our investment in Subsidiary of Public Company M, which was purchased at a blended weighted-average discount of 90.9% and sold for 91.4% of face value. The sale proceeds approximated the carrying value at the time of sale.
In March 2023, we entered into a forbearance and modification agreement with Private Company B, pursuant to which we agreed to, subject to additional 4.0% capitalized PIK interest and certain other terms and conditions, forbear from exercising our rights and remedies with respect to specified defaults under the applicable Private Company B loan documents until the earlier of (i) March 31, 2023, (ii) certain refinancing or cash equity contribution events, and (iii) any new event of default thereunder. In connection with such forbearance and modification agreement, the Company also agreed to, subject to certain terms and conditions, waive compliance with certain covenants for one fiscal quarter and defer specified principal payments.
In March 2023, we declared a regular cash dividend of $0.56 per share of our common stock, relating to the first quarter of 2023, which will be paid on April 14, 2023 to shareholders of record as of March 31, 2023. The estimated aggregate amount of the regular cash dividend payment is approximately $11.5 million.
Equity and Debt Offerings
Developments During 2022
On January 10, 2022, we completed an underwritten offering of 3,000,000 shares of our common stock, at a price to the public of $20.50 per share. Our gross proceeds from the offering were $61.5 million, before deducting underwriting discounts and commissions, a structuring fee and offering expenses. In connection with the offering, the underwriters were granted an over-allotment option to purchase up to an additional 450,000 shares of our common stock. On January 14, 2022, the underwriters partially exercised the over-allotment option with respect to 291,832 shares of common stock, which was completed on January 19, 2022. The underwriting commissions of approximately $3.5 million was reflected as a reduction of additional paid-in capital in the first quarter of fiscal year 2022. We incurred approximately $1.0 million of expenses in connection with the offering. After giving effect to the partial exercise of the over-allotment option, the total number of shares sold in the public offering was 3,291,832 shares and total gross proceeds, before deducting underwriting discounts and commissions, a structuring fee and other offering expenses, were approximately $67.5 million. The net proceeds to the Company totaled approximately $63.0 million.
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
During the year ended December 31, 2022, the Company sold an aggregate of 621,398 shares of the Company’s common stock under the Sales Agreement at an average price of $18.30 per share generating net proceeds of approximately $10.4 million.
On April 29, 2022, we entered into the Revolving Credit Facility. The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions, which may be increased to up to $100.0 million in aggregate (subject to available borrowing base and additional commitments), with a maturity date of April 29, 2025. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. Upon our entry into the Revolving Credit Facility, we terminated the AFCF Revolving Credit Facility with AFC Finance, LLC, an affiliate of the Company’s management, which was secured by substantially all of the assets of the Company. In December 2022, we drew $60.0 million on our Revolving Credit Facility. All outstanding borrowings were subsequently repaid in full on January 3, 2023.
Results of Operations
For the years ended December 31, 2022 and 2021
Our net income allocable to our common shareholders for the year ended December 31, 2022 was approximately $35.9 million or $1.80 per basic weighted average common share compared to net income allocable to our common shareholders of $21.0 million or $1.57 per basic weighted average common share for the year ended December 31, 2021.
Interest income increased approximately $43.4 million, or 113.7%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was primarily due to an increase in the average principal outstanding of approximately $193.6 million, or 88.7%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Interest expense increased approximately $5.7 million, or 504.7%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was due to interest expense incurred and amortization of deferred financing costs relating to our 2027 Senior Notes that were issued in November 2021, our AFCF Revolving Credit Facility, which was terminated in April 2022, and our Revolving Credit Facility that began in April 2022. For the year ended December 31, 2022, total interest expense for the 2027 Senior Notes, Revolving Credit Facility and AFCF Revolving Credit Facility was approximately $6.4 million, $0.2 million and $0.2 million, respectively. For the year ended December 31, 2021, total interest expense for the 2027 Senior Notes, Revolving Credit Facility and AFCF Revolving Credit Facility was approximately $1.0 million, $0.0 million and $0.1 million, respectively.
General and administrative expenses increased approximately $1.5 million, or 46.3%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was primarily due to an increase in expenses relating to personnel, overhead, and occupancy costs as the Company continues to expand.
Management fees increased approximately $1.1 million, or 48.3%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was primarily due to an increase in the Company’s Equity from approximately $273.1 million as of December 31, 2021 to $339.1 million as of December 31, 2022. Incentive fees increased approximately $6.3 million, or 105.3%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, which was driven by the increase in Core Earnings, as defined in the Management Agreement.
Investments in loans held at fair value are recorded on the trade date at cost, which reflects the amount of principal funded net of any original issue discounts. An unrealized gain arises when the fair value of the loan portfolio exceeds its cost and an unrealized loss arises when the fair value of the loan portfolio is less than its cost. The net change in unrealized (loss) gain of approximately $(3.6) million and $0.6 million for the years ended December 31, 2022 and 2021, respectively, was mainly driven by the net change in the valuation of the loans.

Provision for Current Expected Credit Losses
The provision for current expected credit losses increased approximately $8.5 million, or 321.9%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The balance as of December 31, 2022 was approximately $14.3 million, or 4.97%, of our total loans held at carrying value and loans receivable held at carrying value balance of approximately $287.4 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loans receivable at carrying value of approximately $13.5 million and (ii) a liability for unfunded commitments of approximately $0.8 million. The balance as of December 31, 2021 was approximately $3.1 million, or 1.20%, of our total loans held at carrying value and loans receivable held at carrying value balance of approximately $259.7 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loans receivable at carrying value of approximately $2.4 million and (ii) a liability for unfunded commitments of approximately $0.7 million. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan. The increase in the provision for current expected credit losses for the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to changes in macroeconomic factors, changes to the loan portfolio including new commitments and repayments, and changes in other data points we use in estimating the reserve.
Loan Portfolio
As of December 31, 2022, our portfolio was comprised of loans to 12 different borrowers totaling approximately $401.2 million in total principal amount, with approximately $45.6 million in additional unfunded loan commitments to our borrowers. As of December 31, 2022, our portfolio had a weighted-average estimated YTM of approximately 21% and was secured by various types of assets of our borrowers, including real property and personal property, such as the value associated with licenses (where applicable), equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers. In some cases, we may receive the option to assign the right (each an ‘‘Assigned Right’’) to acquire warrants and/or equity of the borrower as part of the consideration for us to provide a loan to such borrower, which we promptly sell and recognize as additional OID. During the year ended December 31, 2022 the Company neither received nor sold any Assigned Right. During the period from July 31, 2020 (date of commencement of operations) through December 31, 2021, we sold all of our Assigned Rights to either (a) our affiliate, AFC Warehouse, using a sale price based on fair value as determined by the Audit and Valuation Committee of our Board based on various subjective and objective factors, including input from an independent third-party valuation firm that we currently retain to provide input on the valuation of such assets or (b) the third-party administrative agent under the applicable loans. The below summarizes our portfolio as of December 31, 2022, unless otherwise specified.

Loan Names	Original Funding Date(1)	Loan Maturity	AFCG Loan, net of Syndication	% of Total AFCG	Principal Balance as of 12/31/2022	Cash Interest Rate	PIK	Fixed/ Floating	Amortization During Term	YTM (2)(3)
Public Co. A - Real Estate Loan(4)	7/3/2019	9/30/2023	$2,940,000	0.7%	$1,213,416	7.5%	7.5%	Fixed	No	21%
Public Co. A - Equipment Loan(4)	8/5/2019	3/31/2025	4,000,000	0.9%	2,222,339	12.0%	N/A	Fixed	Yes	18%
Private Co. A(5)	5/8/2020	5/8/2024	84,908,680	19.0%	85,664,884	12.4%	3.5%	Fixed	Yes	24%
Private Co. B(6)	9/10/2020	9/1/2023	16,402,989	3.8%	15,498,246	14.7%	4.0%	Fixed	Yes	30%
Private Co. C	11/5/2020	12/1/2025	24,000,000	5.4%	23,583,502	16.0%	4.0%	Floating	Yes	25%
Sub of Private Co. G	4/30/2021	5/1/2026	73,500,000	16.4%	72,346,562	17.8%	N/A	Floating	Yes	25%
Sub of Private Co. H(7)	5/11/2021	5/11/2023	5,781,250	1.3%	5,781,250	15.0%	N/A	Fixed	No	20%
Private Co. I	7/14/2021	8/1/2026	10,501,945	2.3%	10,930,892	16.4%	4.5%	Floating	Yes	25%
Private Co. J	8/30/2021	9/1/2025	23,000,000	5.1%	23,409,452	16.4%	4.0%	Floating	Yes	25%
Private Co. K	4/28/2022	5/3/2027	25,245,000	5.6%	10,765,379	16.4%	N/A	Floating	Yes	22%
Private Co. L	4/20/2022	5/1/2026	63,000,000	14.1%	50,945,492	12.0%	N/A	Fixed	Yes	16%
Sub of Public Co. H	12/16/2021	1/1/2026	90,000,000	20.1%	75,000,000	13.3%	N/A	Floating	No	18%
Sub of Public Co. M	8/26/2022	8/27/2025	23,822,000	5.3%	23,822,000	9.5%	N/A	Fixed	No	14%
		SubTotal(8)	$447,101,864	100.0%	$401,183,414	14.1%	1.5%			21%
										Wtd Average

Information as of December 31, 2022 unless otherwise specified. Borrower names have been kept confidential due to confidentiality agreement obligations.
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
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of December 31, 2022 applied through maturity. Actual results could differ from those estimates and assumptions.
(3) Estimated YTM for the loan with Private Company A is enhanced by purchase discounts attributed to the fair value of equity warrants that were separated from the loan prior to our acquisition of such loan. The purchase discounts accrete to income over the respective remaining terms of the applicable loan.
(4) As of October 1, 2022, these loans were placed on non-accrual status.
(5) Cash interest and PIK interest rates for Private Company A represent a blended rate of differing cash interest and PIK interest rates applicable to each of the tranches to which the Company is a lender under the senior secured term loan credit facility with Private Company A (as may be amended, restated, and supplemented or otherwise modified from time to time, the ‘‘Private Company A Credit Facility’’).
(6) Cash interest and PIK interest rates for Private Company B are weighted average rates.
(7) Loan to Subsidiary of Private Company H does not reflect the borrower’s option to request up to two maturity extensions each for an additional six months from the then-existing loan maturity date. The first extension, which is available at the borrower’s sole option, is subject to a payment of a 2.0% fee. The second extension is subject to the approval of all lenders.
(8) The interest and PIK subtotal rates are weighted average rates.
As of December 31, 2022 and 2021, our portfolio included three loans held at fair value. The aggregate originated commitment under these loans was approximately $104.3 million and $75.9 million as of December 31, 2022 and 2021, respectively, and outstanding principal was approximately $102.4 million and $77.6 million as of December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, we gross funded approximately $26.6 million of additional principal of loans held at fair value and we had principal repayments of approximately $6.5 million of loans held at fair value. As of December 31, 2022 and 2021, none of our loans held at fair value had floating interest rates.
The following tables summarizes our loans held at fair value as of December 31, 2022 and 2021:

	As of December 31, 2022
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loans	$99,226,051	$100,635,985	$102,376,546	1.2
Total loans held at fair value	$99,226,051	$100,635,985	$102,376,546	1.2

	As of December 31, 2021
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loans	$77,096,319	$74,913,157	$77,630,742	2.2
Total loans held at fair value	$77,096,319	$74,913,157	$77,630,742	2.2
(1)Refer to Note 14 to our annual consolidated financial statements titled “Fair Value”.
(2)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID and loan origination costs.
(3)Weighted average remaining life is calculated based on the fair value of the loans as of December 31, 2022 and 2021.
The following tables present changes in loans held at fair value as of and for the years ended December 31, 2022 and 2021:

	Year ended December 31, 2022
	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2021	$77,630,742	$(2,717,584)	$2,183,161	$77,096,319
Change in unrealized (losses) gains on loans at fair value, net	—	—	(3,593,095)	(3,593,095)
New fundings	26,605,796	(479,275)	—	26,126,521
Loan repayments	(5,397,191)	—	—	(5,397,191)
Loan amortization payments	(1,089,776)	—	—	(1,089,776)
Accretion of original issue discount	—	1,456,298	—	1,456,298
PIK interest	4,626,975	—	—	4,626,975
Total loans held at fair value at December 31, 2022	$102,376,546	$(1,740,561)	$(1,409,934)	$99,226,051

	Year ended December 31, 2021
	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2020	$50,831,235	$(3,836,524)	$1,563,340	$48,558,051
Change in unrealized gains (losses) on loans at fair value, net	—	—	619,821	619,821
New fundings	37,701,104	(1,130,623)	—	36,570,481
Loan repayments	(12,000,000)	—	—	(12,000,000)
Loan amortization payments	(1,093,659)	—	—	(1,093,659)
Accretion of original issue discount	—	2,249,563	—	2,249,563
PIK interest	2,192,062	—	—	2,192,062
Total loans held at fair value at December 31, 2021	$77,630,742	$(2,717,584)	$2,183,161	$77,096,319
As of December 31, 2022 and 2021, our portfolio included zero and one investments in debt securities, respectively, held at fair value. We sold our investment in debt securities in the first quarter of 2022 for approximately $15.9 million, which was previously designated as available-for-sale as of December 31, 2021, recognizing a loss on the sale of marketable securities of approximately $0.2 million in the first quarter of 2022.
The following table summarizes our debt securities held at fair value as of December 31, 2021. We did not hold any investments in debt securities as of December 31, 2022.

	As of December 31, 2021
	Fair Value	Carrying Value(1)	Outstanding Principal(1)	Weighted Average Remaining Life (Years)(2)

Debt securities	$15,881,250	$16,050,000	$15,000,000	2.9
Total debt securities held at fair value	$15,881,250	$16,050,000	$15,000,000	2.9
(1)The difference between the carrying value and the outstanding principal amount of the securities consists of unaccreted purchase premium and loan origination costs.
(2)Weighted average remaining life is calculated based on the fair value of the loans as of December 31, 2021.
The following table presents changes in debt securities held at fair value as of and for the years ended December 31, 2022 and 2021:

	Year ended December 31, 2022
	Principal	Premium	Unrealized Gains (Losses)	Fair Value

Total debt securities held at fair value at December 31, 2021	$15,000,000	$1,050,000	$(168,750)	$15,881,250
Realized (losses) gains on securities at fair value, net	—	(150,000)	—	(150,000)
Change in accumulated other comprehensive income (loss)	—	—	168,750	168,750
Sale of securities	(15,000,000)	(900,000)	—	(15,900,000)
Total debt securities held at fair value at December 31, 2022	$—	$—	$—	$—

	Year ended December 31, 2021
	Principal	Premium	Unrealized Gains (Losses)	Fair Value

Total debt securities held at fair value at December 31, 2020	$—	$—	$—	$—
Purchase of securities	15,000,000	1,050,000	—	16,050,000
Change in accumulated other comprehensive (loss) income	—	—	(168,750)	(168,750)
Total debt securities held at fair value at December 31, 2021	$15,000,000	$1,050,000	$(168,750)	$15,881,250
As of December 31, 2022 and 2021, our portfolio included nine and twelve loans, respectively, held at carrying value. The aggregate originated commitment under these loans was approximately $338.9 million and $324.3 million, respectively, and outstanding principal was approximately $296.6 million and $270.8 million, respectively, as of December 31, 2022 and 2021. During the year ended December 31, 2022, we funded approximately $173.7 million of additional principal and we had repayments of approximately $151.7 million of principal repayments. As of December 31, 2022 and 2021, approximately 73% and 48%, respectively, of our loans held at carrying value have floating interest rates. As of December 31, 2022, these floating benchmark rates include one-month LIBOR subject to a weighted average floor of 1.0% and quoted at 4.392%, one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 1.0% and quoted at 4.358% and U.S. prime rate subject to a weighted average floor of 4.9% quoted at 7.500%.

The following tables summarize our loans held at carrying value as of December 31, 2022 and 2021:

	As of December 31, 2022
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$296,584,529	$(11,407,417)	$285,177,112	3.1
Total loans held at carrying value	$296,584,529	$(11,407,417)	$285,177,112	3.1

	As of December 31, 2021
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$270,841,715	$(13,678,219)	$257,163,496	3.4
Total loans held at carrying value	$270,841,715	$(13,678,219)	$257,163,496	3.4
(1)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of December 31, 2022 and 2021.
The following tables present changes in loans held at carrying value as of and for the years ended December 31, 2022 and 2021:

	Year ended December 31, 2022
	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2021	$270,841,715	$(13,678,219)	$257,163,496
New fundings	173,685,505	(8,035,600)	165,649,905
Accretion of original issue discount	—	10,306,402	10,306,402
Loan repayments	(138,807,472)	—	(138,807,472)
Sale of loans	(10,000,000)	—	(10,000,000)
PIK interest	3,715,966	—	3,715,966
Loan amortization payments	(2,851,185)	—	(2,851,185)
Total loans held at carrying value at December 31, 2022	$296,584,529	$(11,407,417)	$285,177,112

	Year ended December 31, 2021
	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2020	$33,907,763	$(2,070,732)	$31,837,031
New fundings	249,591,644	(14,941,001)	234,650,643
Accretion of original issue discount	—	3,333,514	3,333,514
Realized gain on sale of loans	450,000	—	450,000
Sale of loans	(15,450,000)	—	(15,450,000)
PIK interest	2,342,308	—	2,342,308
Total loans held at carrying value at December 31, 2021	$270,841,715	$(13,678,219)	$257,163,496
As of December 31, 2022 and 2021, our portfolio included one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately $2.2 million and $2.5 million as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, we received repayments of approximately $0.3 million and $0.8 million of outstanding principal, respectively.
The following tables present changes in loans receivable as of and for the years ended December 31, 2022 and 2021:

	Year ended December 31, 2022
	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2021	$2,533,266	$(2,678)	$2,530,588
Principal repayment of loans	(337,114)	—	(337,114)
Accretion of original issue discount	—	992	992
PIK interest	26,187	—	26,187
Total loan receivable held at carrying value at December 31, 2022	$2,222,339	$(1,686)	$2,220,653

	Year ended December 31, 2021
	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2020	$3,352,176	$(3,913)	$3,348,263
Principal repayment of loans	(818,910)	—	(818,910)
Accretion of original issue discount	—	1,235	1,235
Total loan receivable held at carrying value at December 31, 2021	$2,533,266	$(2,678)	$2,530,588
We may make modifications to loans, including loans that are in default. Loan terms that may be modified include interest rates, required prepayments, maturity dates, covenants, principal amounts and other loan terms. The terms and conditions of each modification vary based on individual circumstances and will be determined on a case-by-case basis. Our Manager monitors and evaluates each of our loans held for investment and has maintained regular communications with borrowers.
Updates to Our Loan Portfolio During 2022
For the year ended December 31, 2022, our gross funding was approximately $200.3 million and our net funding, taking into account loan repayments and amortization, was approximately $26.8 million. In total, we closed on total new debt commitments of approximately $224.8 million during the year ended December 31, 2022.
Total loan commitments and contingencies as of December 31, 2022 is approximately $447.1 million, of which approximately $45.6 million is unfunded.

In January 2022, Public Company A and the lender under the real estate loan entered into a modification agreement, pursuant to which, among other things, the lender agreed to (i) extend an additional subordinated loan to Public Company A in the amount of $10.1 million, (ii) modify the payment of interest, such that 10.0% per annum would be paid in cash and 4.0% per annum would be paid in kind, (iii) capitalize the outstanding balance of certain accrued but unpaid interest as of January 1, 2022 and (iv) forbear from exercising its rights and remedies with respect to existing events of default until the earlier of January 26, 2023 and the existence of any new event of default under the real estate loan documents. The forbearance period was extended in May 2022 with respect to existing and new events of default under the Public Company A loans to the earlier of June 15, 2022 and the existence of any new event of default. In May 2022, the lender under the real estate loan also extended an additional subordinated loan to Public Company A in the amount of $5.0 million. In June 2022, Public Company A and the lender under the real estate loan entered into a modification agreement (the “June 2022 RE Modification Agreement”) to, among other things, (i) recapitalize certain accrued but unpaid interest payable in 2022 and the 4.0% interest that was deferred for payment until the maturity date in January 2022, (ii) split the outstanding principal balance into four separate loans with varying interest rates and maturity dates (provided, that, the loans in which we have a participation accrue interest at a rate per annum equal to 15.0%, with 7.5% payable in cash and 7.5% payable in kind, and have a maturity date of September 30, 2023 and varying payment priorities, and (iii) extend the forbearance period with respect to existing events of default until the earlier of January 31, 2026 and any new event of default. In connection with the June 2022 RE Modification Agreement, two-thirds of our participation in the Public Company A real estate loan was repaid and we agreed to payment subordination of our remaining participation. In June 2022, Public Company A and the lender under the equipment loan entered into a modification agreement (the “June 2022 Equipment Modification Agreement”), pursuant to which, among other things, the lender agreed to (i) continue to forbear from exercising its rights and remedies until the earlier of March 31, 2025 and any new event of default, (ii) extend the term of the master lease to March 31, 2025 and (iii) amend the monthly rent payment schedule. Public Company A also paid a modification fee of $0.2 million in connection with the June 2022 Equipment Modification Agreement, of which we hold 20.0% of the aggregate loan commitment. In October 2022, the parent company of Public Company A, which is also a guarantor of the Public Company A loans, along with its Canadian subsidiaries (“Public Company A Affiliates”), filed for bankruptcy protection under the Companies’ Creditors Arrangement Act in Canada. The Public Company A Affiliates are in the process of restructuring their operations. Given the subsequent failures of Public Company A to repay the principal and interest in accordance with the real estate and equipment loan documents, resulting in the need for forbearance and additional modifications, as of October 1, 2022 the Company placed its loan participations involving Public Company A on nonaccrual status.
In February 2022, Private Company E repaid its loan in full. The loan had an original maturity date of April 2026 and the outstanding principal on the date of repayment was approximately $20.0 million. We received a prepayment premium of approximately $1.3 million upon repayment of the loan.
In February 2022, we committed an additional $15.3 million under the expansion to the Private Company A Credit Facility and an additional $1.0 million of the expansion was syndicated to a third-party lender.
In February 2022, we sold our $15.0 million investment in the Public Company G debt securities for 106% of the face value, resulting in a loss of approximately $0.2 million. This investment was classified as available-for-sale as of December 31, 2021.
In March 2022, we entered into the fourth amendment to the Amended and Restated Credit Agreement with Public Company F to, among other things, increase the total loan commitments by $100 million, with approximately (i) $26.6 million of the new loan commitments allocated to the Company; (ii) $15.0 million of the new loan commitments allocated to FLH; and (iii) the remaining loan commitments allocated to third-party lenders by the third-party agent.
In March 2022, we committed an additional $5.0 million under the Private Company B credit facility.
In March 2022, we sold our $10.0 million investment in Subsidiary of Public Company D for 106% of the par value, resulting in a gain of approximately $0.6 million.
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
In April 2022, the credit facility with Private Company K was terminated and repaid in full in connection with the Company’s refinancing and restructuring of the loan under a new credit facility with Private Company K. Under the new credit facility with Private Company K, the Company increased its total loan commitment to approximately $24.8 million, from $19.8 million, and restructured the construction obligations of the borrowers, among other things. As restructured, the Private Company K loan accrues interest at a floating rate, with an effective floor of 13%, and matures in May 2027.
In May 2022, the Credit Agreement with Private Company I was amended to, among other things, increase the aggregate loan commitment by approximately $0.1 million, such that the loan commitment of TRS1 is approximately $10.4 million. In connection with this amendment, TRS1 also agreed to waive certain financial covenants for one fiscal quarter and amend the minimum net income financial covenant for certain fiscal quarters, subject to certain terms and conditions, including payment of an amendment fee.
On July 1, 2022, our investment in the senior secured loan to Private Company J was transferred to TRS1.
In August 2022, we purchased $10.0 million in outstanding principal amount, of a loan to Subsidiary of Public Company M, an operator publicly listed in the United States, at an 8.8% discount from a third party lender. The third party lender assigned all rights, title and interest in such loan to the Company. The term loans under the Subsidiary of Public Company M Credit Facility accrue interest at a fixed rate per annum of 9.5%.
In August 2022, we committed an additional $8.1 million under the credit agreement with Subsidiary of Private Company G. Following the expansion, we now hold $73.5 million in commitments, of which we have funded approximately $71.1 million in total principal amount. As part of the expansion, the interest rate increased from a blended weighted-average rate across three tranches of 13.7% to U.S. prime rate plus 10.3%, subject to a U.S. prime rate floor of 4.5%, per annum and the PIK interest decreased from a blended weighted-average rate across three tranches of 1.8% to 0.0% per annum.
In October 2022, TRS1 entered into an amendment with Private Company I to, among other things, and subject to certain terms and conditions, (i) increase the aggregate loan commitment by approximately $0.1 million, such that the loan commitment of TRS1 is approximately $10.5 million, (ii) waive certain financial covenants for one fiscal quarter, (iii) defer certain principal payments, (iv) permit 50% of cash interest to instead be paid in kind for four months and (v) increase the interest rate for interest paid in kind.
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
In October 2022, the credit agreement with Subsidiary of Public Company H was amended to, among other things, increase the total loan commitment by $50.0 million, of which $30.0 million of the new loan commitment was allocated to the Company. As part of the expansion, the interest rate increased from a fixed rate of 9.8% to U.S. prime rate plus 5.8%, subject to a U.S. prime rate floor of 5.5%.
In November 2022, the Company and Private Company L agreed to reduce the total loan commitment under the credit facility from $82.5 million to $63.0 million.
In November 2022, we entered into a fourth amendment to the Private Company A Credit Facility to, among other things, increase the total loan commitments by $10.0 million in an additional tranche, with approximately $7.1 million allocated to the Company, $1.4 million allocated to FLH and the remaining $1.5 million allocated to third party lenders. Following the expansions, we now hold approximately $84.9 million in commitments.

In December 2022, the credit agreement with Subsidiary of Private Company G was amended to, among other things and subject to certain terms and conditions, (i) require the borrowers to make certain cash equity capital contributions, (ii) permit 75% of accrued cash interest to instead be paid in kind for four months and (iii) include an excess cash flow sweep.
In December 2022, TRS1 invested in three separate investments of Subsidiary of Public Company M. In the aggregate, we purchased approximately $13.8 million in outstanding principal amount, issued at a blended weighted-average discount of 9.1%, from a third party lender and the third party lender assigned all rights, title and interest to the Company. The term loans under the Subsidiary of Public Company M Credit Facility accrue interest at a fixed rate per annum of 9.5%.
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

The following table provides a reconciliation of GAAP net income to Distributable Earnings:

	Year ended December 31,
	2022	2021
Net income	$35,932,397	$21,000,497
Adjustments to net income:
Stock-based compensation expense	1,338,469	1,745,872
Depreciation and amortization	—	—
Unrealized losses, (gains) or other non-cash items	3,593,095	(619,821)
Provision for current expected credit losses	11,177,470	2,649,338
TRS (income) loss	(2,170,348)	(93,969)
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—
Distributable Earnings	$49,871,083	$24,681,917
Basic weighted average shares of common stock outstanding (in shares)	19,842,222	13,373,778
Distributable earnings per basic weighted average share	$2.51	$1.85
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our common stock as of December 31, 2022 and 2021 was approximately $16.65 and $16.61, respectively.
Dividends Declared Per Share
For the years ended December 31, 2022 and 2021, we paid the following cash dividends:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Date Paid	Amount per Share	Aggregate Amount Paid
March 12, 2021	March 15, 2021	March 31, 2021	$0.36	$2.2 million
May 7, 2021	June 15, 2021	June 30, 2021	0.38	5.1 million
September 15, 2021	September 30, 2021	October 15, 2021	0.43	7.1 million
December 15, 2021	December 31, 2021	January 14, 2022	0.50	8.2 million
2021 Period Subtotal			$1.67	$22.6 million
March 10, 2022	March 31, 2022	April 15, 2022	$0.55	$10.9 million
June 15, 2022	June 30, 2022	July 15, 2022	0.56	11.1 million
September 15, 2022	September 30, 2022	October 14, 2022	0.56	11.4 million
December 15, 2022	December 31, 2022	January 13, 2023	0.56	11.4 million
2022 Period Subtotal			$2.23	$44.8 million
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

Our net cash provided by operating activities for the year ended December 31, 2022 of approximately $31.3 million was less than our dividend payments of $41.6 million made during the same period due to earned OID of $11.8 million and PIK repayments of $1.2 million related to repayments from Private Company D, Private Company F and Private Company E during such period. OID relates to cash withheld by the Company upon funding of its investments and is included under the ‘Supplemental disclosure of non-cash activity’ on the Consolidated Statements of Cash Flows.
Capital Markets
Our Shelf Registration Statement became effective on April 18, 2022, allowing us to sell, from time to time in one or more offerings, up to $1.0 billion of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock or preferred stock. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We may also access liquidity through our ATM Program, which was established in April 2022, pursuant to which we may sell, from time to time, up to $75.0 million of our common stock. As of December 31, 2022, we sold an aggregate of 621,398 shares of the Company’s common stock under the Sales Agreement at an average price of $18.30 per share. The sales generated net proceeds of approximately $10.4 million.
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
As of December 31, 2022 and 2021, all of our cash was unrestricted and totaled approximately $140.4 million and $109.2 million, respectively.
As of December 31, 2022, we believe that our cash on hand, capacity available under our line of credit and cash flows from operations for the next twelve months will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
Revolving Credit Facility
On April 29, 2022, we entered into a Revolving Credit Agreement by and among us, the other loan parties from time to time party thereto, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto, pursuant to which, we obtained a $60.0 million senior-secured revolving credit facility. As of December 31, 2022, we had $60.0 million of borrowings outstanding under our Revolving Credit Agreement. On December 28, 2022, we drew $60.0 million on our Revolving Credit Facility. All outstanding borrowings were subsequently repaid in full on January 3, 2023.
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions, which may be increased to up to $100.0 million in aggregate (subject to available borrowing base and additional commitments) and contains a maturity date of April 29, 2025. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. We incurred a one-time commitment fee expense of approximately $0.5 million, which is amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, to be paid semi-annually in arrears, which is included within interest expense in our consolidated statements of operations.
Our obligations under the Revolving Credit Facility are secured by certain assets of ours comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, we are subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.50 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of us and our subsidiaries. To the best of our knowledge, as of December 31, 2022, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.

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
2027 Senior Notes
On November 3, 2021, we issued $100.0 million in aggregate principal amount of the 2027 Senior Notes. The 2027 Senior Notes accrue interest at a rate of 5.750% per annum. Interest on the 2027 Senior Notes is due semi-annually on May 1 and November 1 of each year, beginning on May 1, 2022. The net proceeds from the issuance of the 2027 Senior Notes were approximately $97.0 million, after deducting the initial purchasers’ discounts and commissions and estimated offering fees and expenses payable by us. We intend to use the net proceeds from the issuance of the 2027 Senior Notes (i) to fund loans related to unfunded commitments to existing borrowers, (ii) to originate and participate in commercial loans to companies operating in the cannabis industry that are consistent with our investment strategy and (iii) for working capital and other general corporate purposes. The terms of the 2027 Senior Notes are governed by the Indenture. Under the Indenture governing the 2027 Senior Notes, we are required to cause all of our existing and future subsidiaries to guarantee the 2027 Senior Notes, other than certain immaterial subsidiaries as set forth in the Indenture. Subsequent to the transfer of our investment in the senior secured loan to Private Company I to TRS1 on April 1, 2022, TRS1 was added as a subsidiary guarantor under the Indenture. As of December 31, 2022, the 2027 Senior Notes were guaranteed by TRS1.
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
The Indenture governing the 2027 Senior Notes contains customary terms and restrictions, subject to a number of exceptions and qualifications, including restrictions on our ability to (1) incur additional indebtedness unless the Annual Debt Service Charge (as defined in the Indenture) is no less than 1.5 to 1.0, (2) incur or maintain total debt in an aggregate principal amount greater than 60% of our consolidated Total Assets (as defined in the Indenture), (3) incur or maintain secured debt in an aggregate principal amount greater than 25% of our consolidated Total Assets (as defined in the Indenture), and (4) merge, consolidate or sell substantially all of our assets. In addition, the Indenture also provides for customary events of default. If any event of default occurs, any amount then outstanding under the Indenture may immediately become due and payable. These events of default are subject to a number of important exceptions and qualifications set forth in the Indenture. We were in compliance with the terms of the Indenture as of the date of this Annual Report.
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

Debt Service
As of December 31, 2022, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.
Cash Flows
The following table sets forth changes in cash and cash equivalents for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Net income	$35,932,397	$21,000,497
Adjustments to reconcile net income to net cash (used in) provided by operating activities and changes in operating assets and liabilities	(4,610,424)	(11,461,935)
Net cash provided by (used in) operating activities	31,321,973	9,538,562
Net cash (used in) provided by investing activities	(16,343,685)	(248,458,088)
Net cash provided by (used in) financing activities	16,148,505	338,541,754
Change in cash and cash equivalents	$31,126,793	$99,622,228
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities during the year ended December 31, 2022 was approximately $31.3 million, compared to approximately $9.5 million for the year ended December 31, 2021. The increase from December 31, 2021 to December 31, 2022 was due to an increase in net income of approximately $14.9 million, offset by an increase in accretion of OID of approximately $(6.2) million, an increase in PIK interest of approximately $(3.8) million, an increase in provision for current expected credit losses of approximately $8.5 million, an increase in unrealized losses (gains) on loans held at fair value of approximately $4.2 million and an increase in interest reserve of approximately $4.0 million.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities during the year ended December 31, 2022 was approximately $16.3 million, compared to approximately $248.5 million for the year ended December 31, 2021. The change was caused by a decrease in loan issuance and fundings of approximately $109.7 million, an increase in repayments of loans of approximately $97.6 million, and an increase in proceeds received from the sale of loans and marketable securities of approximately $11.1 million compared to the purchase of marketable securities in the prior year of approximately $16.1 million.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities during the year ended December 31, 2022 was approximately $16.1 million, compared to net cash provided by financing activities of approximately $338.5 million for the year ended December 31, 2021. The change was caused by a decrease in proceeds from the sale of common stock of approximately $(110.4) million, the issuance of the 2027 Senior Notes during the year ended December 31, 2021 of $100.0 million (there were no issuances in 2022), repayment on the AFCF Revolving Credit Facility of $75.0 million during the year ended December 31, 2022 and an increase in dividends paid of approximately $(27.2) million.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of December 31, 2022 are as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$33,570,938	$12,054,508	$—	$—	$45,625,446
Total	$33,570,938	$12,054,508	$—	$—	$45,625,446
As of December 31, 2022, all unfunded commitments relate to our total loan commitments and were available for funding in less than two years.

We also had the following contractual obligations as of December 31, 2022 relating to the 2027 Senior Notes:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations(1)	$6,708,333	$11,500,000	$107,666,667	$—	$125,875,000
Total	$6,708,333	$11,500,000	$107,666,667	$—	$125,875,000
(1)Amounts include projected interest payments during the period based on interest rates in effect as of December 31, 2022.
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
Dividends
We have elected to be taxed as a REIT for United States federal income tax purposes and, as such, intend to annually distribute to our shareholders at least 90% of our REIT taxable income, prior to the deduction for dividends paid and excluding our net capital gain. If we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of (i) 85% of our ordinary income for the calendar year, (ii) 95% of our capital gain net income for the calendar year and (iii) any undistributed shortfall from our prior calendar year (the "Required Distribution") to our shareholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our shareholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our shareholders and pay tax at regular corporate rates on the retained net capital gain. The shareholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If we determine that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we will accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned.
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
Loans Held at Fair Value
We originate commercial real estate debt and related instruments generally to be held for investment. Although we generally hold our target investments as long-term loans, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or amortized cost in our consolidated balance sheet. As of December 31, 2022 and 2021, three loans held for investment were carried at fair value within loans held at fair value in our consolidated balance sheets, with changes in fair value recorded through earnings. Refer to Note 14 to our annual consolidated financial statements for more information on the valuations of the loans.
Loans are generally collateralized by real estate, equipment, value associated with licenses (where applicable) and/or other assets of borrowers to the extent permitted by applicable laws and the regulations governing such borrowers. The extent of any credit deterioration associated with the performance and/or value of the underlying collateral property and the financial and operating capability of the borrower could impact the expected amounts received. We monitor performance of our loans held for investment portfolio under the following methodology: (i) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (ii) economic review, which considers underlying collateral (i.e., leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service, as well as the residual loan balance at maturity); (iii) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (iv) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective.
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
We also follow ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires us to assume that the loan is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, we have considered its principal market as the market in which we exit our investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:
•Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
•Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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
Current Expected Credit Loss Reserve (“CECL”)
We estimate our CECL Reserve using a model that considers multiple datapoints and methodologies that may include the likelihood of default and expected loss given default for each individual loan, discounted cash flows (“DCF”), and other inputs which may include the risk rating of the loan, how recently the loan was originated compared to the measurement date, and expected prepayment if applicable. Calculation of the CECL Reserve requires loan specific data, which include fixed charge coverage ratio, loan-to-value, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of our loan portfolio and (iv) our current and future view of the macroeconomic environment. We may consider loan-specific qualitative factors on certain loans to estimate our CECL Reserve, which may include (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral. For loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we may elect to apply a practical expedient in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a CECL Allowance for the specific loan. In order to estimate the future expected loan losses relevant to our portfolio, we may consider historical market loan loss data provided by a third-party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities which we believe is a reasonably comparable and available data set to our type of loans.
Stock-Based Compensation
The Company accounts for stock-based compensation issued to employees and the Board of Directors pursuant to the Stock Incentive Plan under the fair value method. This method measures compensation cost at the date of grant based on the value of the award and recognizes the cost over the service period, which is usually the vesting period. The fair value of equity-based compensation awards is based on the estimated fair value of the Company’s common stock, as determined by management using a valuation model and approved by the Board of Directors. Fair values of award grants also recognize any ongoing restrictions on the sale of securities.

Revenue Recognition
Interest income from loans is accrued based on the outstanding principal amount and the contractual terms of each loan. Revenue from OID is also recognized in interest income from loans over the initial loan term as a yield adjustment using the effective interest method. Management places loans on non-accrual status when principal or interest payments are past due 30 days or more or when full recovery of interest and principal is doubtful. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on non-accrual status. Interest payments received on non-accrual loans are generally recognized on a cash basis and may be recognized as income or applied to principal depending upon management’s judgment regarding the borrower’s ability to make pending principal and interest payments. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to placing a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. Delayed draw loans earn interest or unused fees on the undrawn portion of the loan, which is recognized as interest income in the period earned. Other fees, including prepayment fees and exit fees, are also recognized as interest income when received. Any such fees will be generated in connection with our investments and recognized as earned in accordance with GAAP.
Payment-in-Kind Interest
We have loans in our portfolio that contain PIK provisions. The PIK interest computed at the contractual rate specified in each applicable agreement is accrued and added to the principal balance of the loan and recorded as interest income. The PIK interest added to the principal balance is typically amortized and paid in accordance with the loan agreements.
In cases where the loans do not amortize, the PIK interest is collected upon repayment of the outstanding principal. To maintain our status as a REIT, this non-cash source of income is included in taxable income and will increase the dividend paid to shareholders for the year earned, even though the Company has not yet collected the cash.
Income Taxes
We are a Maryland corporation and have elected to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 2020. We believe we have qualified, and our method of operation will enable us to continue to qualify, as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us satisfying numerous asset, income and distribution tests which depend, in part, on our operating results.
To continue to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our shareholders at least 90% of our REIT taxable income prior to the deduction for dividends paid and excluding our net capital gain. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any Required Distributions to our shareholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our shareholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our shareholders and pay tax at regular corporate rates on the retained net capital gain. The shareholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they will be deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense is included in the line item income tax expense.

Our wholly-owned subsidiary, TRS1, operates as a TRS and began operating in July 2021. A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by us without jeopardizing its qualification as a REIT. A TRS is subject to applicable United States federal, state and local income tax on its taxable income. In addition, as a REIT, we may also be subject to a 100% excise tax on certain transactions between us and our TRS that are not conducted on an arm’s-length basis. The income tax provision is included in the line item income tax expense, including excise tax in the consolidated statements of operations included in this Annual Report on Form 10-K.
FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are well documented and supported as of December 31, 2022. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.
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
We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. Adoption of this ASU did not have a material impact on our consolidated financial statements.
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
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our consolidated balance sheet. As of December 31, 2022, three of our loans held for investment were carried at fair value within loans held at fair value in our consolidated balance sheets, with changes in fair value recorded through earnings.
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

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of December 31, 2022, a decrease of 50 bps or increase of 50 bps of the market yield would have resulted in a change in unrealized gain (loss) of approximately $0.5 million and $(0.5) million, respectively. As of December 31, 2022, we had six floating-rate loans, representing approximately 54% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates include one-month LIBOR subject to a weighted average floor of 1.0% and quoted at 4.392%, one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 1.0%, and quoted at 4.358% and U.S. prime rate subject to a weighted average floor of 4.9% quoted at 7.500%. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $2.2 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $(2.2) million.
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
Potential Impact of LIBOR Transition
As of December 31, 2022, six of our loans, representing approximately 54% of our portfolio based on aggregate outstanding principal balances, paid interest at a variable rate tied to either LIBOR, SOFR, or U.S. prime rate. If one of these floating benchmarks are no longer available, our applicable loan documents generally allow us to choose a new index based upon comparable information. However, if each of these benchmarks are no longer available, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our loans. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of loans that we are financing. For further information on the risks associated with the elimination of LIBOR, please see “Risk Factors—Risks Related to Our Business and Growth Strategy—Changes to, or the elimination of, LIBOR may adversely affect interest expense related to our loans and investments.”
Interest Rate Mismatch Risk
We may fund a portion of our origination of loans, or of loans that we may in the future acquire, with borrowings that are based on various benchmarks, while the interest rates on these assets may be fixed or indexed to LIBOR, SOFR, U.S. prime rate, or another index rate. Accordingly, any increase in an index rate will generally result in an increase in our borrowing costs that would not be matched by fixed-rate interest earnings and may not be matched by a corresponding increase in floating-rate interest earnings. Any such interest rate mismatch could adversely affect our profitability, which may negatively impact distributions to our shareholders.
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
Our loan portfolio as of December 31, 2022 was concentrated with the top four borrowers representing approximately 70.8% of the aggregate outstanding principal balances and approximately 69.7% of the total loan commitments. Additionally, the industry is experiencing significant consolidation, which we expect to increase, among cannabis operations and certain of our borrowers may combine, increasing the concentration of our borrower portfolio with those consolidated operators. Our largest credit facility represented approximately 18.7% of the aggregate outstanding principal balances of our portfolio and approximately 20.1% of the total loan commitments as of December 31, 2022. The borrower under this credit facility is a Subsidiary of Public Company H, a multi-state operator with real estate assets in several states, certain of which have been included as collateral in connection with the senior term loan. Our portion of the senior term loan provided to such borrower had a principal amount of $75.0 million outstanding as of December 31, 2022 and $15.0 million unfunded. This senior term loan accrues interest at a variable rate of U.S. prime rate plus 5.8%, subject to a U.S. prime rate floor of 5.5%.
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, which replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects CECL on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”). We adopted ASU No. 2016-13 as of July 31, 2020, the date of our commencement of operations. Subsequent period increases and decreases to expected credit losses impact earnings and are recorded within provision for current expected credit losses in our consolidated statement of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASU No. 2016-13 is a valuation account that is deducted from the amortized cost basis of our loans held at carrying value and loans receivable at carrying value in our consolidated balance sheet. The CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in our consolidated balance sheet. Refer to Note 6 to our annual consolidated financial statements for the year ended December 31, 2022 titled “Current Expected Credit Losses” for more information on CECL.
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
Item 8.    Consolidated Financial Statements and Supplementary Data
See our Consolidated Financial Statements and the Notes thereto together with the report thereon of CohnReznick LLP dated March 7, 2023, beginning on page F-1 of this report included in Item 15, which are incorporated herein by reference in this Item 8.
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

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a‐15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street and Consumer Protection Act, which exempts non-accelerated filers from the auditor attestation requirement of section 404 (b) of the Sarbanes-Oxley Act.
Effectiveness of Internal Control
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
On March 6, 2023, we entered into an amendment to our Management Agreement between us and our Manager (the “Management Agreement Amendment”). Our Manager is a wholly-owned subsidiary of the Parent Manager, which is an entity that is over 70%, 10% and 5% beneficially owned by Mr. Tannenbaum, Mrs. Tannenbaum, our President, and Mr. Kalikow, our Head of Real Estate and one of our directors, respectively. Pursuant to the Management Agreement Amendment, the Management Agreement was amended to update the investment guidelines to allow for investments in second lien loans secured by mortgages to businesses that are not related to the cannabis industry. In addition, the definition of the Investment Committee was amended to allow independent contractors to serve on the Investment Committee and to allow for a majority vote for any action taken by the Investment Committee at any time that the Investment Committee is comprised of at least four members. A copy of the Management Agreement Amendment is filed as Exhibit 10.1C to this Form 10-K and incorporated herein by reference.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Except as set forth below, the other information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.
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
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2023 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2023 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Party Transactions, and Director Independence
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2023 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2023 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.
PART IV
Item 15.    Exhibits and Financial Statement Schedules
(1) Financial Statements—See the Index to Consolidated Financial Statements, together with the report thereon of CohnReznick LLP dated March 7, 2023, beginning on Page F-1.
(2) Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.
(3) Exhibits.

Exhibit No.	Description of Exhibits
3.1	Articles of Amendment and Restatement of AFC Gamma, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).
3.1A	Articles of Amendment, dated March 10, 2022 (filed as Exhibit 3.1A to the Company’s Annual Report on Form 10-K on March 10, 2022 and incorporated herein by reference).
3.4	Amended and Restated Bylaws of AFC Gamma, Inc. (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).

4.1	Description of Capital Stock (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K on March 10, 2022 and incorporated herein by reference).
4.2	Indenture, dated as of November 3, 2021, between the Company and TMI Trust Company, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on November 3, 2021 and incorporated herein by reference).
4.3	Form of 5.750% Senior Notes due 2027 (included in Exhibit 4.2).
10.1	Amended and Restated Management Agreement, dated January 14, 2021 by and between AFC Gamma, Inc. and AFC Management, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 23, 2021 and incorporated herein by reference).
10.1A	First Amendment to Amended and Restated Management Agreement, dated March 10, 2022 by and between AFC Gamma, Inc. and AFC Management, LLC (filed as Exhibit 10.1A to the Company’s Annual Report on Form 10-K on March 10, 2022 and incorporated herein by reference)..
10.1B	Second Amendment to Amended and Restated Management Agreement, dated November 7, 2022 by and between AFC Gamma, Inc. and AFC Management, LLC (filed as Exhibit 10.1B to the Company’s Quarterly Report on Form 10-Q on November 8, 2022 and incorporated herein by reference).
10.1C*	Third Amendment to Amended and Restated Management Agreement, dated March 6, 2023 by and between AFC Gamma, Inc. and AFC Management, LLC.
10.2	Form of Indemnification Agreement between the Registrant and each of its directors and officers (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).
10.3	Form of Indemnification Agreement between Registrant and each of the Investment Committee members (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).
10.4	Form of Registration Rights Agreement, by and among AFC Gamma, Inc. and the holders thereto (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-11 on December 28, 2020 and incorporated herein by reference).
10.5§	2020 Stock Incentive Plan (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).
10.6	Secured Revolving Credit Agreement, dated August 18, 2020, by and among AFC Gamma, Inc., as borrower, AFC Finance, LLC, as agent, and AFC Finance, LLC and Gamma Lending Holdco LLC, as lenders (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-11 on December 28, 2020 and incorporated herein by reference).
10.6A	Amendment to Revolving Credit Agreement, dated as of May 7, 2021, by and among AFC Gamma, Inc., as borrower, AFC Finance, LLC, as agent, and AFC Finance, LLC and Gamma Lending Holdco LLC, as lenders (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on May 11, 2021 and incorporated herein by reference).
10.6B	Second Amendment to Revolving Credit Agreement, dated as of November 3, 2021, by and among AFC Gamma, Inc., as borrower, and AFC Finance, LLC, as and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 3, 2021 and incorporated herein by reference).
10.7†	Loan and Security Agreement, dated April 29, 2022, by and among AFC Gamma, Inc., as Borrower, and the lenders that are party thereto (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on May 2, 2022 and incorporated herein by reference).
10.10§	Employment Agreement, dated as of August 2, 2021, between AFC Management, LLC and Brett Kaufman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 5, 2021 and incorporated herein by reference).
21.1	List of Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K on March 10, 2022 and incorporated herein by reference).
23.1*	Consent of CohnReznick LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
§    Management contract or compensatory plan or arrangement
*    Filed herewith
**    Furnished herewith
†    The registrant has omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K because such portions are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.
Item 16.    Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
AFC Gamma, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AFC Gamma, Inc. and Subsidiary as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of AFC Gamma, Inc. and Subsidiary as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Emphasis of Matter
As further described in Note 10, AFC Gamma, Inc. is subject to significant risks and uncertainties due to originating, structuring, underwriting and managing senior secured loans and other types of loans for established cannabis industry operators.
/s/ CohnReznick LLP
We have served as AFC Gamma Inc.’s auditor since 2020.
Baltimore, Maryland
March 7, 2023

AFC GAMMA, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
Assets
Loans held for investment at fair value (cost of $100,635,985 and $74,913,157 at December 31, 2022 and 2021, respectively, net)	$99,226,051	$77,096,319
Debt securities available for sale held at fair value (cost of $16,050,000 at December 31, 2021)	—	15,881,250

Loans held for investment at carrying value, net	285,177,112	257,163,496
Loan receivable held at carrying value, net	2,220,653	2,530,588
Current expected credit loss reserve	(13,538,077)	(2,431,558)
Loans held for investment at carrying value and loan receivable at carrying value, net of current expected credit loss reserve	273,859,688	257,262,526

Cash and cash equivalents	140,372,841	109,246,048
Interest receivable	5,257,475	4,412,938
Prepaid expenses and other assets	460,844	949,279
Total assets	$519,176,899	$464,848,360

Liabilities
Interest reserve	$3,200,944	$4,782,271
Accrued interest	1,036,667	991,840
Due to affiliate	18,146	—
Dividends payable	11,403,840	8,221,406
Current expected credit loss reserve	754,128	683,177
Accrued management and incentive fees	3,891,734	2,823,044
Accrued direct administrative expenses	1,843,652	1,324,457
Accounts payable and other liabilities	836,642	1,528,980
Senior notes payable, net	97,131,777	96,572,656
Line of credit payable, net	60,000,000	74,845,355
Total liabilities	180,117,530	191,773,186
Commitments and contingencies (Note 10)
Shareholders' equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at December 31, 2022 and 2021 and 125 shares issued and outstanding at December 31, 2022 and 2021, respectively	1	1
Common stock, par value $0.01 per share, 50,000,000 and 25,000,000 shares authorized at December 31, 2022 and 2021, respectively, and 20,364,000 and 16,442,812 shares issued and outstanding at December 31, 2022 and 2021, respectively	203,640	163,866
Additional paid-in-capital	348,817,914	274,172,934
Accumulated other comprehensive income (loss)	—	(168,750)
Accumulated (deficit) earnings	(9,962,186)	(1,092,877)
Total shareholders' equity	339,059,369	273,075,174

Total liabilities and shareholders' equity	$519,176,899	$464,848,360
See accompanying notes to the consolidated financial statements

AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2022	2021
Revenue
Interest income	$81,498,717	$38,140,487
Interest expense	(6,814,075)	(1,126,846)
Net interest income	74,684,642	37,013,641
Expenses
Management and incentive fees, net (less rebate of $1,785,916 and $1,029,315, respectively)	15,765,250	8,321,512
General and administrative expenses	4,699,676	3,212,785
Stock-based compensation	1,338,469	1,745,872
Professional fees	1,601,961	1,118,291
Total expenses	23,405,356	14,398,460
Provision for current expected credit losses	(11,177,470)	(2,649,338)
Realized gains (losses) on sales of investments, net	450,000	450,000
Change in unrealized (losses) gains on loans at fair value, net	(3,593,095)	619,821
Net income before income taxes	36,958,721	21,035,664
Income tax expense	1,026,324	35,167
Net income	$35,932,397	$21,000,497

Earnings per common share:
Basic earnings per common share (in dollars per share)	$1.80	$1.57
Diluted earnings per common share (in dollars per share)	$1.79	$1.52

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding (in shares)	19,842,222	13,373,778
Diluted weighted average shares of common stock outstanding (in shares)	19,957,737	13,808,845
See accompanying notes to the consolidated financial statements

AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2022	2021
Net income	$35,932,397	$21,000,497
Other comprehensive income (loss):
Reversal of unrealized loss to recognized loss on debt securities available for sale held at fair value	168,750	—
Unrealized (losses) gains on debt securities available for sale held at fair value	—	(168,750)
Total other comprehensive income (loss)	168,750	(168,750)
Total comprehensive income	$36,101,147	$20,831,747
See accompanying notes to the consolidated financial statements

AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year ended December 31, 2022
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2021	$1	16,442,812	$163,866	$274,172,934	$(168,750)	$(1,092,877)	$273,075,174
Issuance of common stock, net of offering costs	—	3,913,230	39,694	73,306,511	—	—	73,346,205
Stock-based compensation	—	7,958	80	1,338,469	—	—	1,338,549
Dividends declared on common shares ($2.23 per share)	—	—	—	—	—	(44,786,706)	(44,786,706)
Dividends declared on preferred shares ($120 per share)	—	—	—	—	—	(15,000)	(15,000)
Other comprehensive income (loss)	—	—	—	—	168,750	—	168,750
Net income	—	—	—	—	—	35,932,397	35,932,397
Balance at December 31, 2022	$1	20,364,000	$203,640	$348,817,914	$—	$(9,962,186)	$339,059,369

	Year ended December 31, 2021
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2020	$1	6,179,392	$61,794	$91,068,197	$—	$517,720	$91,647,712
Issuance of common stock, net of offering cost	—	10,207,135	102,072	181,358,865	—	—	181,460,937
Stock-based compensation	—	56,285	—	1,745,872	—	—	1,745,872
Dividends declared on common shares ($1.67 per share)	—	—	—	—	—	(22,596,094)	(22,596,094)
Dividends declared on preferred shares ($120 per share)	—	—	—	—	—	(15,000)	(15,000)
Other comprehensive income (loss)	—	—	—	—	(168,750)	—	(168,750)
Net income	—	—	—	—	—	21,000,497	21,000,497
Balance at December 31, 2021	$1	16,442,812	$163,866	$274,172,934	$(168,750)	$(1,092,877)	$273,075,174
See accompanying notes to the consolidated financial statements

AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021
Operating activities:
Net income	$35,932,397	$21,000,497
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for current expected credit losses	11,177,470	2,649,338
Realized (gains) losses on sale of investments, net	(450,000)	(450,000)
Change in unrealized losses (gains) on loans at fair value, net	3,593,095	(619,821)
Accretion of deferred loan original issue discount and other discounts	(11,763,696)	(5,584,311)
Amortization of deferred financing costs - revolving credit facility	262,386	32,855
Amortization of deferred financing costs - senior notes	659,120	102,151
Stock-based compensation	1,338,469	1,745,872
PIK interest	(8,369,127)	(4,534,370)
Changes in operating assets and liabilities
Interest receivable	(844,537)	(3,485,646)
Prepaid expenses and other assets	859,203	(877,184)
Interest reserve	(2,031,327)	(5,993,947)
Accrued interest	44,827	991,840
Accrued management and incentive fees, net	1,068,690	2,600,917
Accrued direct administrative expenses	519,195	773,786
Accounts payable and other liabilities	(674,192)	1,186,585
Net cash provided by (used in) operating activities	31,321,973	9,538,562

Cash flows from investing activities:
Issuance of and fundings on loans	(162,885,750)	(272,583,787)
Proceeds from sales of Assigned Rights	—	2,313,130
Principal repayment of loans	120,042,065	22,412,569
Proceeds from sales of loans	10,600,000	15,450,000
Sale of available-for-sale debt securities	15,900,000	—
Purchase of available-for-sale debt securities	—	(16,050,000)
Net cash provided by (used in) investing activities	(16,343,685)	(248,458,088)

Cash flows from financing activities:
Proceeds from sale of common stock	75,057,650	185,501,294
Payment of offering costs - equity offering	(1,711,365)	(4,040,357)
Payment of financing costs	(578,508)	(3,529,495)
Issuance of senior notes	—	100,000,000
Borrowings on the revolving credit facilities	60,000,000	75,000,000
Dividends paid to common and preferred shareholders	(41,619,272)	(14,389,688)
Repayment on revolving credit facility	(75,000,000)	—
Net cash provided by (used in) financing activities	16,148,505	338,541,754

Net increase (decrease) in cash and cash equivalents	31,126,793	99,622,228
Cash and cash equivalents, beginning of period	109,246,048	9,623,820
Cash and cash equivalents, end of period	$140,372,841	$109,246,048

Supplemental disclosure of non-cash activity
Interest reserve withheld from funding of loans	$450,000	$9,450,468
OID withheld from funding of loans	$7,764,875	$15,021,624
Change in other comprehensive income (loss) during the period	$168,750	$(168,750)
Dividends declared and not yet paid	$11,403,840	$8,221,406

Supplemental information:
Interest paid during the period	$5,847,743	$—
Income taxes paid during the period	$952,524	$35,167
See accompanying notes to the consolidated financial statements

AFC GAMMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022
1.    ORGANIZATION
AFC Gamma, Inc. (the “Company” or “AFCG”) is an institutional lender to the commercial real estate sector that was founded in July 2020 by a veteran team of investment professionals. The Company primarily originates, structures, underwrites, invests in and manages senior secured commercial real estate loans and other types of loans and debt securities, with a specialization in loans to cannabis industry operators in states that have legalized medical and/or adult use cannabis.
The Company is a Maryland corporation and completed its initial public offering (the “IPO”) in March 2021. The Company is externally managed by AFC Management, LLC, a Delaware limited liability company (the Company’s “Manager”), pursuant to the terms of the Amended and Restated Management Agreement, dated January 14, 2021, between the parties (as amended from time to time, the “Management Agreement”). The Company’s wholly-owned subsidiary, AFCG TRS1, LLC, a Delaware limited liability company (“TRS1”), operates as a taxable real estate investment trust subsidiary (a “TRS”). TRS1 began operating in July 2021, and the financial statements of TRS1 have been consolidated within the Company’s consolidated financial statements beginning with the quarter ended September 30, 2021.
The Company operates in one operating segment and is primarily focused on financing senior secured loans and other types of loans primarily to (i) senior secured loans to cannabis industry operators in states where medical and/or adult-use cannabis is legal and (ii) secured loans to commercial real estate owners, operators and related businesses. These loans are generally held for investment and are secured, directly or indirectly, by real estate, equipment, the value associated with licenses (where applicable) and/or other assets of borrowers depending on the applicable laws and regulations governing such borrowers.
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
2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, and its wholly-owned subsidiary. The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated in consolidation.
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
Loans are generally collateralized by real estate, equipment, value associated with licenses (where applicable) and/or other assets of borrowers. The extent of any credit deterioration associated with the performance and/or value of the underlying collateral property and the financial and operating capability of the borrower could impact the expected amounts received. The Company monitors performance of its portfolio of loans held for investment under the following methodology: (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral (i.e., leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service, as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective.
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
The Company may make modifications to loans, including loans that are in default. Loan terms that may be modified include interest rates, required prepayments, maturity dates, covenants, principal amounts and other loan terms. The terms and conditions of each modification vary based on individual circumstances and will be determined on a case-by-case basis. The Company’s Manager monitors and evaluates each of the Company’s loans held for investment and has maintained regular communications with borrowers.
Loans Held at Fair Value
Investments in loans at fair value are carried at fair value in the Company’s consolidated balance sheets, with changes in fair value recorded through earnings. Refer to Note 14 for more information on the valuations of the investments.
Although the Company generally holds its target loans as long-term investments, the Company may occasionally classify some of its loans as held for sale. Loans held for sale are carried at fair value, with changes in fair value recorded through earnings. Loan transactions are recorded on the trade date at cost, net of any original issue discounts. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized and/or accreted cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include loans charged off during the period, net of recoveries.

An unrealized gain arises when the value of the loan portfolio exceeds its cost and an unrealized loss arises when the value of the loan portfolio is less than its cost. The change in unrealized gains or losses primarily reflect the change in loan values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.
Loans Held at Carrying Value
Investments in loans held at carrying value are carried at cost, net of unamortized loan original issue discount and origination costs and other original issue discounts (the “carrying value”) in the Company’s consolidated balance sheets.
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
Investment in Marketable Securities
Investment in marketable securities of $0.0 million and $15.9 million at December 31, 2022 and 2021, respectively, consists of debt securities that are designated as available-for-sale. Marketable debt securities are recorded at fair value and unrealized holding gains or losses are excluded from net income on the consolidated income statement and reported as a component of accumulated other comprehensive income (loss) within shareholders’ equity.
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
The Company also follows ASC 820-10, Fair Value Measurements Overall (“ASC 820-10”), which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Company to assume that the transaction is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, the Company has considered its principal market as the market in which the Company exits its loans with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:
•Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
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
Current Expected Credit Losses
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to derive credit loss estimates (the “CECL Reserve”). ASU No. 2016-13 was adopted by the Company on July 31, 2020, commencement of operations. Subsequent period increases and decreases to expected credit losses impact earnings and are recorded within the provision for current expected credit losses in the Company’s consolidated statements of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASU No. 2016-13 is a valuation account that is deducted from the amortized cost basis of the Company’s loans held at carrying value and loans receivable at carrying value in the Company’s consolidated balance sheets. The CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within the current expected credit loss reserve financial statement line in the Company’s balance sheet. See Note 6 included in these consolidated financial statements for CECL related disclosures.
Stock-Based Compensation
The Company accounts for stock-based compensation issued to employees and the Board of Directors pursuant to the Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”) under the fair value method. This method measures compensation cost at the date of grant based on the value of the award and recognizes the cost over the service period, which is usually the vesting period. The fair value of equity-based compensation awards is based on the estimated fair value of the Company’s common stock, as determined by management using a valuation model and approved by the Board of Directors. Fair values of award grants also recognize any ongoing restrictions on the sale of securities.
Debt Issuance Costs
Debt issuance costs related to the Company’s indebtedness are capitalized and amortized over the term of the respective debt instrument utilizing the effective interest method. Unamortized debt issuance costs are expensed when the associated debt is repaid prior to maturity. Amortization of debt issuance costs is included within interest expense in the Company’s consolidated statements of operations. The unamortized balance for the senior notes is recorded within senior notes payable in these consolidated financial statements. The unamortized balance for the revolving credit facility is recorded as within prepaid expenses and other assets on these consolidated financial statements. See Note 9 included in these consolidated financial statements for further consideration.

Payment-in-Kind Interest
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. The PIK interest computed at the contractual rate specified in each applicable agreement is accrued and added to the principal balance of the loan monthly in arrears and recorded as interest income. The PIK income added to the principal balance is generally collected upon repayment of the outstanding principal. To maintain the Company’s status as a REIT, this non-cash source of income is included in taxable income and will increase the dividend paid to shareholders for the year earned, even though the Company has not yet collected the cash.
Revenue Recognition
Interest income from loans is accrued based on the outstanding principal amount and the contractual terms of each loan. For loans, origination fees, direct loan origination costs, and other discounts (in aggregate the “Original Issue Discount” or “OID”) are also recognized in interest income from loans over the initial loan term as a yield adjustment using the effective interest method. Management places loans on non-accrual status when principal or interest payments are past due 30 days or more or when full recovery of interest and principal is doubtful. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on non-accrual status. Interest payments received on non-accrual loans are generally recognized on a cash basis and may be recognized as income or applied to principal depending upon management’s judgment regarding the borrower’s ability to make pending principal and interest payments. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to placing a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. Delayed draw loans earn interest or unused fees on the undrawn portion of the loan, which is recognized as interest income in the period earned. Other fees, including prepayment fees and exit fees, are recognized as interest income when received.
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
Income Taxes
The Company is a Maryland corporation and has elected to be taxed as a REIT under the Code, commencing with its taxable year ended December 31, 2020. The Company believes that its proposed method of operation will enable it to qualify as a REIT. However, no assurances can be given that the Company’s beliefs or expectations will be fulfilled, since qualification as a REIT depends on the Company satisfying numerous asset, income and distribution tests which depend, in part, on the Company’s operating results.

To qualify as a REIT, the Company must meet a number of organizational and operational requirements. Those qualification tests involve the percentage of income that the Company earns from specified sources, the percentage of the Company’s assets that fall within specified categories, the diversity of the ownership of the Company’s shares, and the percentage of the Company’s taxable income that the Company distributes. The Company is required to distribute annually to its shareholders at least 90% of the Company’s REIT taxable income prior to the deduction for dividends paid. To the extent that the Company distributes less than 100% of its REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), the Company will pay tax at regular corporate rates on that undistributed portion. Furthermore, the Company will be subject to a 4% nondeductible excise tax on any amount by which distributions the Company pays with respect to any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year) are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense is included in the financial statement line item income tax expense.
The Company’s wholly-owned subsidiary, TRS1, operates as a TRS and began operating in July 2021. A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by the Company without jeopardizing its qualification as a REIT. A TRS is subject to applicable United States federal, state and local income tax on its taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm’s-length basis. The income tax provision is included in the line item income tax expense, including excise tax in the consolidated statements of operations included in this Annual Report on Form 10-K.
FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported as of December 31, 2022. Based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.
Earnings per Share
The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common shareholders for the period by the weighted average shares of common stock outstanding for that period after consideration of the earnings (loss) allocated to the Company’s restricted stock, which are participating securities as defined in GAAP. Diluted earnings (loss) per share takes into effect any dilutive instruments, such as stock options, restricted stock, restricted stock units (“RSUs”) and convertible debt, except when doing so would be anti-dilutive. As of December 31, 2022, there were dilutive instruments relating to stock options and restricted shares. See Note 11 included in these consolidated financial statements for the earnings per share calculations.
Use of Estimates in the Preparation of Financial Statements
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the valuation of loans held for investment at fair value and current expected credit losses.

Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU No. 2021-01 is effective immediately for all entities. An entity may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. If an entity elects to apply any of the amendments for an eligible hedging relationship, any adjustments as a result of those elections must be reflected as of the date the entity applies the election. They do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship including periods after December 31, 2022. The Company has evaluated the impact of this ASU and has determined that adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
3.    LOANS HELD FOR INVESTMENT AT FAIR VALUE
As of December 31, 2022 and 2021, the Company’s portfolio included three loans held at fair value. The aggregate originated commitment under these loans was approximately $104.3 million and $75.9 million, respectively, and outstanding principal was approximately $102.4 million and $77.6 million, as of December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, the Company gross funded approximately $26.6 million of additional principal and had approximately $6.5 million of principal repayments of loans held at fair value. As of December 31, 2022 and 2021, none of the Company’s loans held at fair value had floating interest rates.
The following tables summarize the Company’s loans held at fair value as of December 31, 2022 and 2021:

	As of December 31, 2022
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loans	$99,226,051	$100,635,985	$102,376,546	1.2
Total loans held at fair value	$99,226,051	$100,635,985	$102,376,546	1.2

	As of December 31, 2021
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loans	$77,096,319	$74,913,157	$77,630,742	2.2
Total loans held at fair value	$77,096,319	$74,913,157	$77,630,742	2.2
(1)Refer to Note 14 to the Company's consolidated financial statements.
(2)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs.
(3)Weighted average remaining life is calculated based on the fair value of the loans as of December 31, 2022 and 2021.

The following table presents changes in loans held at fair value as of and for the year ended December 31, 2022:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2021	$77,630,742	$(2,717,584)	$2,183,161	$77,096,319
Change in unrealized (losses) gains on loans at fair value, net	—	—	(3,593,095)	(3,593,095)
New fundings	26,605,796	(479,275)	—	26,126,521
Loan repayments	(5,397,191)	—	—	(5,397,191)
Loan amortization payments	(1,089,776)	—	—	(1,089,776)
Accretion of original issue discount	—	1,456,298	—	1,456,298
PIK interest	4,626,975	—	—	4,626,975
Total loans held at fair value at December 31, 2022	$102,376,546	$(1,740,561)	$(1,409,934)	$99,226,051
The following table presents changes in loans held at fair value as of and for the year ended December 31, 2021:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2020	$50,831,235	$(3,836,524)	$1,563,340	$48,558,051
Change in unrealized gains (losses) on loans at fair value, net	—	—	619,821	619,821
New fundings	37,701,104	(1,130,623)	—	36,570,481
Loan repayments	(12,000,000)	—	—	(12,000,000)
Loan amortization payments	(1,093,659)	—	—	(1,093,659)
Accretion of original issue discount	—	2,249,563	—	2,249,563
PIK interest	2,192,062	—	—	2,192,062
Total loans held at fair value at December 31, 2021	$77,630,742	$(2,717,584)	$2,183,161	$77,096,319
As of December 31, 2022, the Company had one loan held at fair value on non-accrual status with an outstanding principal amount of approximately $1.2 million with a related unrealized loss recorded of approximately $(1.2) million. As of December 31, 2021, all loans held at fair value were current and performing.
A more detailed listing of the Company’s loans held at fair value portfolio based on information available as of December 31, 2022 is as follows:

	Collateral Location	Collateral Type (1)	Fair Value (2)	Carrying Value (3)	Outstanding Principal (3)	Interest Rate		Maturity Date (4)	Payment Terms (5)

Private Co. A	AZ, MI, MD, MA, NM	C, D	$83,836,293	$84,217,657	$85,664,884	15.9%	(6)	5/8/2024	P/I
Public Co. A(9)	NV	C	—	1,213,416	1,213,416	15.0%	(7)	9/30/2023	I/O
Private Co. B	MI	C, D	15,389,758	15,204,912	15,498,246	18.7%	(8)	9/1/2023	P/I
Total loans held at fair value			$99,226,051	$100,635,985	$102,376,546
(1)C = Cultivation Facilities, D = Dispensary/Retail Facilities.
(2)Refer to Note 14 in these annual consolidated financial statements.
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
(6)Base weighted average interest rate of 12.4% and payment-in-kind (“PIK”) weighted average interest rate of 3.5%.
(7)Base interest rate of 7.5% and PIK interest rate of 7.5%.
(8)Base weighted average interest rate of 14.7% and PIK weighted average interest rate of 4.0%.
(9)As of October 1, 2022, this loan was placed on non-accrual status.
4.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of December 31, 2022 and 2021, the Company’s portfolio included nine and twelve loans, respectively, held at carrying value. The aggregate originated commitment under these loans was approximately $338.9 million and $324.3 million, respectively, and outstanding principal was approximately $296.6 million and $270.8 million, as of December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, the Company funded approximately $173.7 million of additional principal and we had repayments of approximately $151.7 million of principal repayments. As of December 31, 2022 and 2021, approximately 73% and 48%, respectively, of the Company’s loans held at carrying value had floating interest rates. As of December 31, 2022, these floating benchmark rates include one-month LIBOR subject to a weighted average floor of 1.0% and quoted at 4.392%, one-month Secured Overnight Financing Rate (“SOFR”), subject to a weighted average floor of 1.0% and quoted at 4.358% and U.S. prime rate subject to a weighted average floor of 4.9% quoted at 7.500%.
The following tables summarize the Company’s loans held at carrying value as of December 31, 2022 and 2021:

	As of December 31, 2022
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$296,584,529	$(11,407,417)	$285,177,112	3.1
Total loans held at carrying value	$296,584,529	$(11,407,417)	$285,177,112	3.1

	As of December 31, 2021
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$270,841,715	$(13,678,219)	$257,163,496	3.4
Total loans held at carrying value	$270,841,715	$(13,678,219)	$257,163,496	3.4

(1)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of December 31, 2022 and 2021.
The following table presents changes in loans held at carrying value as of and for the year ended December 31, 2022:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2021	$270,841,715	$(13,678,219)	$257,163,496
New fundings	173,685,505	(8,035,600)	165,649,905
Accretion of original issue discount	—	10,306,402	10,306,402
Loan repayments	(138,807,472)	—	(138,807,472)
Sale of loans	(10,000,000)	—	(10,000,000)
PIK interest	3,715,966	—	3,715,966
Loan amortization payments	(2,851,185)	—	(2,851,185)
Total loans held at carrying value at December 31, 2022	$296,584,529	$(11,407,417)	$285,177,112
The following table presents changes in loans held at carrying value as of and for the year ended December 31, 2021:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2020	$33,907,763	$(2,070,732)	$31,837,031
New fundings	249,591,644	(14,941,001)	234,650,643
Accretion of original issue discount	—	3,333,514	3,333,514
Realized gain on sale of loans	450,000	—	450,000
Sale of loans	(15,450,000)	—	(15,450,000)
PIK interest	2,342,308	—	2,342,308
Total loans held at carrying value at December 31, 2021	$270,841,715	$(13,678,219)	$257,163,496
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of December 31, 2022 is as follows:

	Collateral Location	Collateral Type (1)	Outstanding Principal (2)	Original Issue Discount	Carrying Value (2)	Interest Rate		Maturity Date (3)	Payment Terms (4)

Private Co. C	PA	C, D	$23,583,502	$(562,061)	$23,021,441	20.0%	(5)	12/1/2025	P/I
Sub of Private Co. G	NJ, PA	C, D	72,346,562	(1,817,050)	70,529,512	17.8%	(6)	5/1/2026	P/I
Sub of Private Co. H	IL	C	5,781,250	(26,693)	5,754,557	15.0%	(7)	5/11/2023	I/O
Private Co. K	MA	C, D	10,765,379	(865,760)	9,899,619	16.4%	(8)	5/3/2027	P/I
Private Co. I	MD	C, D	10,930,892	(165,925)	10,764,967	20.9%	(9)	8/1/2026	P/I
Private Co. J	MO	C, D	23,409,452	(524,788)	22,884,664	20.4%	(10)	9/1/2025	P/I
Sub. of Public Co. H	CT, IA, IL, ME, MI, NJ, PA	C, D	75,000,000	(3,326,423)	71,673,577	13.3%	(11)	1/1/2026	I/O
Private Co. L	MO, OH	C, D	50,945,492	(2,142,857)	48,802,635	12.0%	(12)	5/1/2026	P/I
Sub. of Public Co. M	IL, MI, MA, NJ, OH, PA	C, D	23,822,000	(1,975,860)	21,846,140	9.5%	(13)	8/27/2025	I/O
Total loans held at carrying value			$296,584,529	$(11,407,417)	$285,177,112

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
(5)Base interest rate of 9.0% plus U.S. prime rate (U.S. prime rate floor of 4.0%) and PIK interest rate of 4.0%.
(6)Base interest rate of 10.25% plus U.S. prime rate (U.S. prime rate floor of 4.5%). As amended, 75.0% of the monthly cash interest is PIK’d from December 1, 2022 until April 1, 2023.
(7)Base interest rate of 15.0%.
(8)Base interest rate of 12.0% plus SOFR (SOFR floor of 1.0%).
(9)Base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 4.5%. As amended, 50.0% of the monthly cash interest is PIK’d from October 1, 2022 until January 1, 2023.
(10)Base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 4.0%.
(11)Base interest rate of 5.8% plus U.S. prime rate (U.S. prime rate floor of 5.5%).
(12)Base interest rate of 12.0%.
(13)Base interest rate of 9.5%.
5.    LOAN RECEIVABLE HELD AT CARRYING VALUE
As of December 31, 2022 and 2021, the Company’s portfolio included one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately $2.2 million and $2.5 million as of December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company received repayments of approximately $0.3 million of outstanding principal.
The following table presents changes in loans receivable as of and for the year ended December 31, 2022:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2021	$2,533,266	$(2,678)	$2,530,588
Principal repayment of loans	(337,114)	—	(337,114)
Accretion of original issue discount	—	992	992
PIK interest	26,187	—	26,187
Total loan receivable held at carrying value at December 31, 2022	$2,222,339	$(1,686)	$2,220,653
The following table presents changes in loans receivable as of and for the year ended December 31, 2021:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2020	$3,352,176	$(3,913)	$3,348,263
Principal repayment of loans	(818,910)	—	(818,910)
Accretion of original issue discount	—	1,235	1,235
Total loan receivable held at carrying value at December 31, 2021	$2,533,266	$(2,678)	$2,530,588

As of December 31, 2022, the Company had one loan receivable held at carrying value on non-accrual status with an outstanding principal amount of approximately $2.2 million with a related current expected credit loss reserve recorded of approximately $1.1 million. As of December 31, 2021, the Company’s loan receivable held at carrying value was current and performing.

6.    CURRENT EXPECTED CREDIT LOSSES
The Company estimates its provision for CECL on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform the “CECL Reserve” using a model that considers multiple datapoints and methodologies that may include the likelihood of default and expected loss given default for each individual loan, discounted cash flows (“DCF”), and other inputs which may include the risk rating of the loan, how recently the loan was originated compared to the measurement date, and expected prepayment if applicable. Calculation of the CECL Reserve requires loan specific data, which may include fixed charge coverage ratio, loan-to-value, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including but not limited to (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve, which may include (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral. For loans where the Company has deemed the borrower/sponsor to be experiencing financial difficulty, the Company may elect to apply a practical expedient in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a specific CECL allowance. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company may consider historical market loan loss data provided by a third-party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities (“CMBS”), which the Company believes is a reasonably comparable and available data set to its type of loans.
As of December 31, 2022 and 2021, the Company’s CECL Reserve for its loans held at carrying value and loan receivable held at carrying value is approximately $14.3 million and $3.1 million, respectively, or 4.97% and 1.20% respectively, of the Company’s total loans held at carrying value and loan receivable held at carrying value of approximately $287.4 million and $259.7 million, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $13.5 million and $2.4 million, respectively, and a liability for unfunded commitments of approximately $0.8 million and $0.7 million, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loan receivable held at carrying value as of and for the years ended December 31, 2022 and 2021 was as follows:

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2021	$2,431,558	$683,177	$3,114,735
Provision for current expected credit losses	11,106,519	70,951	11,177,470
Write-offs	—	—	—
Recoveries	—	—	—
Balance at December 31, 2022	$13,538,077	$754,128	$14,292,205

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2020	$404,860	$60,537	$465,397
Provision for current expected credit losses	2,026,698	622,640	2,649,338
Write-offs	—	—	—
Recoveries	—	—	—
Balance at December 31, 2021	$2,431,558	$683,177	$3,114,735
(1)As of December 31, 2022 and 2021, the CECL Reserve related to outstanding balances on loans held at carrying value and loan receivable held at carrying value are recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)As of December 31, 2022 and 2021, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.
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

Rating	Definition
1	Very Low Risk — Materially exceeds performance metrics included in original or current credit underwriting and business plan.
2	Low Risk — Collateral and business performance exceeds substantially all performance metrics included in original or current credit underwriting and business plan.
3	Medium Risk — Collateral and business performance meets, or is on track to meet, underwriting expectations; business plan is met or can reasonably be achieved.
4
High Risk/Potential for Loss — Collateral performance falls short of underwriting, material differences from business plans, defaults may exist, or may soon exist absent material improvement. Risk of recovery of interest exists.

5
Impaired/Loss Likely — Performance is significantly worse than underwriting with major variances from business plan observed. Loan covenants or financial milestones have been breached; exit from loan or refinancing is uncertain. Full recovery of principal is unlikely.

The risk ratings are primarily based on historical data as well as taking into account future economic conditions.
As of December 31, 2022, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value and loan receivable held at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2022	2021	2020	Total
1	$—	$—	$—	$—
2	—	—	—	—
3	80,548,393	77,428,134	23,021,441	180,997,968
4	—	104,179,144	—	104,179,144
5	—	—	2,220,653	2,220,653
Total	$80,548,393	$181,607,278	$25,242,094	$287,397,765

7.    INTEREST RECEIVABLE
The following table summarizes the interest receivable by the Company as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Interest receivable	$3,722,134	$3,562,566
PIK receivable	1,409,678	554,357
Unused fees receivable	125,663	296,015
Total interest receivable	$5,257,475	$4,412,938
8.    INTEREST RESERVE
At December 31, 2022 and 2021, the Company had three and seven loans, respectively, that included a loan-funded interest reserve. For the years ended December 31, 2022 and 2021, approximately $14.2 million $6.0 million, respectively, of aggregate interest income was earned and disbursed from the interest reserves.
The following table presents changes in interest reserve as of and for the years ended December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Beginning reserves	$4,782,271	$1,325,750
New reserves	12,648,888	9,450,468
Reserves disbursed	(14,230,215)	(5,993,947)
Ending reserves	$3,200,944	$4,782,271
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
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions (which may be increased to up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. The Company incurred a one-time commitment fee expense of approximately $0.5 million, which is included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, to be paid semi-annually in arrears, which is included within interest expense in the Company’s consolidated statements of operations. On December 28, 2022, the Company drew on the full amount of the Revolving Credit Facility, resulting in $60.0 million outstanding and $0.0 million available for borrowing and incurred interest expense of approximately $0.1 million for the year ended December 31, 2022. All outstanding borrowings were subsequently repaid in full on January 3, 2023. The Company amortized approximately $0.1 million of deferred financing costs for the year ended December 31, 2022, respectively.

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
On November 3, 2021, the Company entered into the Second Amendment to the AFCF Revolving Credit Agreement (the “Second Amendment”). Under the Second Amendment, payments to AFC Finance, LLC for interest, commitment fees and unused fees (net applicable taxes) were required to be paid directly or indirectly through AFC Finance, LLC to charitable organizations designated by AFC Finance, LLC. The Second Amendment also (i) increased the loan commitment from $50.0 million to $75.0 million; (ii) decreased the interest rate from 6% per annum to 4.75% per annum, (iii) introduced a one-time commitment fee of 0.25%, to be paid in three equal quarterly installments, and an unused line fee of 0.25% per annum, to be paid quarterly in arrears, (iv) provided an optional buyout provision for the holders of the 2027 Senior Notes upon an event of default under the AFCF Revolving Credit Agreement and (v) extended the fixed element of the maturity date from December 31, 2021 to September 30, 2022. Pursuant to the Second Amendment, the Company incurred a one-time commitment fee expense of $187,500 in November 2021, payable in three quarterly installments that began in the first quarter of 2022, which was amortized over the life of the loan.
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
As of December 31, 2021, the outstanding loan balance under the AFCF Revolving Credit Facility was $75.0 million. All outstanding borrowings were subsequently repaid in full on January 3, 2022. For the years ended December 31, 2022 and 2021, the Company incurred interest expense of $19,792 and $19,792, respectively, on the AFCF Revolving Credit Facility.
2027 Senior Notes
On November 3, 2021, the Company issued $100.0 million in aggregate principal amount of senior unsecured notes due in May 2027 (the “2027 Senior Notes”). The 2027 Senior Notes accrue interest at a rate of 5.75% per annum. Interest on the 2027 Senior Notes is due semi-annually on May 1 and November 1 of each year, beginning on May 1, 2022. The net proceeds from the offering were approximately $97.0 million, after deducting the initial purchasers’ discounts and commissions and estimated offering fees and expenses payable by the Company. The Company intends to use the proceeds from the issuance of the 2027 Senior Notes (i) to fund loans related to unfunded commitments to existing borrowers, (ii) to originate and participate in commercial loans to companies operating in the cannabis industry that are consistent with the Company's investment strategy and (iii) for working capital and other general corporate purposes. The terms of the 2027 Senior Notes are governed by an indenture, dated November 3, 2021, among us, as issuer, and TMI Trust Company, as trustee (the “Indenture”). Under the Indenture, the Company is required to cause all of its existing and future subsidiaries to guarantee the 2027 Senior Notes, other than certain immaterial subsidiaries as set forth in the Indenture. Subsequent to the Company’s investment in the senior secured loan to Private Company I being transferred to TRS1 on April 1, 2022, TRS1 was added as a subsidiary guarantor under the Indenture. As of December 31, 2022, the 2027 Senior Notes are guaranteed by TRS1.

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
The 2027 Senior Notes are due on May 1, 2027. Scheduled principal payments on the 2027 Senior Notes as of December 31, 2022 are as follows:

Senior Unsecured Notes
Year ending December 31,
2023	$—
2024	—
2025	—
2026	—
2027	100,000,000
Thereafter	—
Total principal	$100,000,000
The following table reflects a summary of interest expense incurred during the years ended December 31, 2022 and 2021.

	Year ended
	December 31, 2022
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$5,734,027	$53,333	$19,792	$5,807,152
Unused fee expense	—	25,000	60,417	85,417
Amortization of deferred financing costs	659,120	107,741	154,645	921,506
Total interest expense	$6,393,147	$186,074	$234,854	$6,814,075

	Year ended
	December 31, 2021
	Senior Unsecured Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$942,361	$—	$19,792	$962,153
Unused fee expense	—	—	29,687	29,687
Amortization of deferred financing costs	102,151	—	32,855	135,006
Total interest expense	$1,044,512	$—	$82,334	$1,126,846
10.    COMMITMENTS AND CONTINGENCIES
As of December 31, 2022 and 2021, the Company had the following commitments to fund various investments:

	As of December 31,
	2022	2021
Total original loan commitments	$447,101,864	$419,198,125
Less: drawn commitments	(401,476,418)	(363,659,505)
Total undrawn commitments	$45,625,446	$55,538,620
The Company from time to time may be a party to litigation in the normal course of business. As of December 31, 2022, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.
The Company primarily provides loans to companies operating in the cannabis industry which involves significant risks, including the risk of strict enforcement against the Company’s borrowers on the federal illegality of cannabis, the Company’s borrowers’ inability to renew or otherwise maintain their licenses or other requisite authorizations for their cannabis operations, and such loans lack of liquidity, and the Company could lose all or part of any of the Company’s loans.
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
11.    SHAREHOLDERS’ EQUITY
Series A Preferred Stock
As of December 31, 2022 and 2021, the Company has authorized 10,000 preferred shares and issued 125 of the preferred shares designated as 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”).

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
At-the-Market Offering Program (“ATM Program”)
On April 5, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC and JMP Securities LLC, as Sales Agents, under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $75.0 million. Under the terms of the Sales Agreement, the Company has agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). During the year ended December 31, 2022, the Company sold an aggregate of 621,398 shares of the Company’s common stock under the Sales Agreement at an average price of $18.30 per share generating net proceeds of approximately $10.4 million.
As of December 31, 2022, the shares of common stock sold under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.
Stock Incentive Plan
The Company has established a stock incentive compensation plan (the “2020 Plan”). The 2020 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses, stock units and other forms of awards granted or denominated in the Company’s common stock or units of common stock. The 2020 Plan retains flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. Any award may be structured to be paid or settled in cash. The Company has, and currently intends to continue to grant stock options to participants in the 2020 Plan, but it may also grant any other type of award available under the 2020 Plan in the future. Persons eligible to receive awards under the 2020 Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company, employees of the Manager and certain directors and consultants and other service providers to the Company or any of its subsidiaries.
During the first quarter of 2022, the Company’s Board approved grants of restricted stock and stock options to the Company’s directors and officers, as well as employees of the Manager. In January 2022, the Company granted an aggregate of 8,296 shares of restricted stock and 742,000 stock options to certain of our officers and other eligible persons. The restricted stock granted in January 2022 under the 2020 Plan vests over a four-year period with approximately 33% vesting on each of the second, third and fourth anniversaries of the vesting commencement date. The stock options granted in January 2022 under the 2020 Plan have a strike price of $20.18 and contain vesting periods that vary from immediately vested to vesting over a four-year period. As of December 31, 2022, there were 2,344,615 shares of common stock granted under the 2020 Plan, underlying 2,281,272 options and 63,343 shares of restricted stock.

As of December 31, 2022, the maximum number of shares of the Company's common stock that may be delivered pursuant to awards under the 2020 Plan (the “Share Limit”) equals 2,793,288 shares, which is an increase of 391,323 shares compared to December 31, 2021. This Share Limit increased during the year under the evergreen provision in the 2020 Plan in connection with the shares issued under the ATM Program during such time. Shares that are subject to or underlie awards that expire or for any reason are cancelled, terminated, forfeited, fail to vest, or for any other reason are not paid or delivered under the 2020 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan.
The following table summarizes the (i) non-vested options granted, (ii) vested options granted (iii) exercised and (iv) forfeited options granted for the Company’s directors and officers and employees of the Manager as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Non-vested	293,420	183,114
Vested	2,081,212	1,449,518
Exercised	(5,511)	—
Forfeited	(88,749)	(28,396)
Balance	2,280,372	1,604,236

The Company uses the Black-Scholes option pricing model to value stock options in determining the share-based compensation expense. The Company has elected to recognize forfeitures as they occur. Previously recognized compensation expense related to forfeitures are reversed in the period awards are forfeited. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield was based on the Company’s expected dividend yield at the grant date. Expected volatility is based on the estimated average volatility of similar companies due to the lack of historical volatilities of the Company’s common stock. Restricted stock grant expense is based on the Company’s stock price at the time of the grant and amortized over the vesting period. The stock-based compensation expense for the Company was approximately $1.3 million and $1.7 million for the years ended December 31, 2022 and 2021, respectively.
The following table presents the assumptions used in the option pricing model of options granted under the 2020 Plan:

Assumptions	Range
Expected volatility	40% - 50%
Expected dividend yield	10% - 20%
Risk-free interest rate	0.5% - 2.0%
Expected forfeiture rate	0%
The following tables summarize stock option activity during the years ended December 31, 2022 and 2021:

	Year ended December 31, 2022	Weighted-average grant date fair value per option
Balance as of December 31, 2021	1,604,236	$1.08
Granted	742,000	1.46
Exercised	(5,511)	0.90
Forfeited	(60,353)	1.15
Balance as of December 31, 2022	2,280,372	$1.21

	Year ended December 31, 2021	Weighted-average grant date fair value per option
Balance as of December 31, 2020	926,898	$0.91
Granted	689,200	1.31
Exercised	—	—
Forfeited	(11,862)	1.01
Balance as of December 31, 2021	1,604,236	$1.08
The following table summarizes the (i) non-vested restricted stock granted, (ii) vested restricted stock granted and (iii) forfeited restricted stock granted for the Company’s directors and officers and employees of the Manager as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Non-vested	64,581	56,285
Vested	—	—
Forfeited	(1,238)	—
Balance	63,343	56,285

The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The following tables summarize the restricted stock activity during the years ended December 31, 2022 and 2021:

	Year ended December 31, 2022	Weighted-average value at award date
Balance as of December 31, 2021	56,285	$20.43
Granted	8,296	20.18
Vested	—	—
Forfeited	(1,238)	20.18
Balance as of December 31, 2022	63,343	$20.40

	Year ended December 31, 2021	Weighted-average value at award date
Balance as of December 31, 2020	—	$—
Granted	56,285	20.43
Vested	—	—
Forfeited	—	—
Balance as of December 31, 2021	56,285	$20.43
12.    EARNINGS PER SHARE
The following information sets forth the computations of basic weighted average earnings per common share for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Net income attributable to common shareholders	$35,932,397	$21,000,497
Dividends paid on preferred shares	(15,000)	(15,000)
Dividends paid on unvested restricted stock	(135,299)	(24,203)
Net income attributable to common shareholders	35,782,098	20,961,294
Divided by:
Basic weighted average shares of common stock outstanding	19,842,222	13,373,778
Weighted average unvested restricted stock and stock options	115,515	435,067
Diluted weighted average shares of common stock outstanding	19,957,737	13,808,845
Basic weighted average earnings per common share	$1.80	$1.57
Diluted weighted average earnings per common share	$1.79	$1.52
Diluted weighted average earnings per common share excludes 1,401,200 stock options due to anti-dilutive effect.
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

The income tax provision for the Company was approximately $1.0 million and $0.0 million for the years ended December 31, 2022 and 2021, respectively. The income tax expense for the years ended December 31, 2022 and 2021 primarily relates to activities of the Company's taxable REIT subsidiary.
For the years ended December 31, 2022 and 2021, the Company incurred approximately $73.0 thousand for United States federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
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
The following tables present fair value measurements of loans held at fair value as of December 31, 2022 and 2021:

	Fair Value Measurement as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$99,226,051	$—	$—	$99,226,051
Total	$99,226,051	$—	$—	$99,226,051

	Fair Value Measurement as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$77,096,319	$—	$—	$77,096,319
Total	$77,096,319	$—	$—	$77,096,319
The following table presents changes in loans that use Level 3 inputs as of and for the year ended December 31, 2022:

Year ended December 31, 2022
Total loans using Level 3 inputs at December 31, 2021	$77,096,319
Change in unrealized (losses) gains on loans at fair value, net	(3,593,095)
Additional fundings	26,605,796
Original issue discount and other discounts, net of costs	(479,275)
Loan repayments	(5,397,191)
Loan amortization payments	(1,089,776)
Accretion of original issue discount	1,456,298
PIK interest	4,626,975
Total loans using Level 3 inputs at December 31, 2022	$99,226,051
The change in unrealized losses included in the consolidated statements of operations attributable to loans held at fair value, categorized as Level 3, held at December 31, 2022 is $(3,593,095).

The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of December 31, 2022 and 2021. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of December 31, 2022
		Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loans	$99,226,051	Yield analysis	Market yield	19.99% - 31.72%	21.81%
Total investments	$99,226,051

	As of December 31, 2021
		Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loans	$77,096,319	Yield analysis	Market yield	17.71% - 20.96%	18.22%
Total investments	$77,096,319
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
Investment in Marketable Securities
As of December 31, 2022, the Company’s portfolio did not include any debt securities. As of December 31, 2021, the Company's portfolio included one investment in debt securities held at fair value of approximately $15.9 million. The Company sold the investment in debt securities in March 2022, which was previously designated as available-for-sale as of December 31, 2021. For the year ended December 31, 2021, the realized loss on the sale of debt securities was approximately $0.2 million.
The following table presents changes in debt securities held at fair value as of and for the year ended December 31, 2022:

	Principal	Premium	Unrealized Gains (Losses)	Fair Value

Total debt securities held at fair value at December 31, 2021	$15,000,000	$1,050,000	$(168,750)	$15,881,250
Realized (losses) gains on securities at fair value, net	—	(150,000)	—	(150,000)
Change in accumulated other comprehensive income (loss)	—	—	168,750	168,750
Sale of securities	(15,000,000)	(900,000)	—	(15,900,000)
Total debt securities held at fair value at December 31, 2022	$—	$—	$—	$—

The following table presents fair value measurements of debt securities held at fair value as of December 31, 2022 and 2021.

Fair Value Measurement as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Debt securities held at fair value	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Fair Value Measurement as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Debt securities held at fair value	$15,881,250	$—	$15,881,250	$—
Total	$15,881,250	$—	$15,881,250	$—
Fair Value of Financial Instruments
GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheet, for which it is practicable to estimate that value.
The following table details the book value and fair value of the Company’s financial instruments not recognized at fair value in the consolidated balance sheets as of December 31, 2022:

	As of December 31, 2022
	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$140,372,841	$140,372,841
Loans held for investment at carrying value	$285,177,112	$281,561,475
Loan receivable at carrying value	$2,220,653	$1,200,063
Financial liabilities:
Senior unsecured notes, net	$97,131,777	$77,258,333
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
Prior to the IPO, the quarterly Base Management Fee was equal to 0.4375% of the Company’s Equity, subject to certain adjustments, less 100% of the aggregate amount of any Outside Fees, including any agency fees relating to the Company's loans, but excluding the Incentive Compensation and any diligence fees paid to and earned by the Manager and paid by third parties in connection with the Manager’s due diligence of potential loans.

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
The Incentive Compensation for the years ended December 31, 2022 and 2021 was approximately $12.3 million and $6.0 million, respectively.
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
The following table summarizes the related party costs incurred by the Company for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Affiliate Costs
Management fees	$5,213,535	$3,340,123
Less: outside fees earned	(1,785,916)	(1,029,315)
Base management fees	3,427,619	2,310,808
Incentive fees earned	12,337,631	6,010,704
General and administrative expenses reimbursable to Manager	3,976,312	2,319,074
Total	$19,741,562	$10,640,586
Amounts payable to the Company’s Manager as of December 31, 2022 and 2021 were approximately $5.7 million and $4.1 million, respectively.
Due to Affiliate
Amounts due to an affiliate of the Company as of December 31, 2022 and 2021 were $18,146 and $0, respectively.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the Company’s Manager or its affiliates, including the Manager, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of December 31, 2022, there were four co-invested loans held by the Company and affiliates of the Company.

In July 2021, the senior secured loan facility with Private Company I consisting of an aggregate of $15.5 million in loan commitments was syndicated by the Company’s Manager between the Company and A BDC Warehouse, LLC (“ABW”), an entity wholly-owned by the Company’s Chief Executive Officer and Chairman of the Board and President. ABW’s commitment in the loan facility was ultimately transferred to AFC Institutional Fund LLC (“AFCIF”), an entity beneficially owned in part, by the Company’s Chief Executive Officer and Chairman of the Board, its President and its Director and Head of Real Estate, with each such owner also maintains a beneficial ownership of the Company’s Manager. AFCIF holds approximately one-third of the loan’s aggregate principal amount as of December 31, 2022. On April 1, 2022, our investment in the senior secured loan to Private Company I was transferred to TRS1.
In September 2021, the Company entered into the September Commitment Assignment with our Manager, pursuant to which our Manager assigned to us its commitment to make loans to Private Company A in a principal amount of up to $20.0 million, which was funded in September 2021. The loans were purchased at accreted cost plus accrued PIK interest. We did not pay any fees or premium to our Manager for the Company’s acquisition of the Company’s Manager’s loan commitments under the Credit Agreement with Private Company A pursuant to the September Commitment Assignment. In December 2021, the Company entered into the second amendment to the Private Company A Credit Facility to, among other things, increase the total loan commitments by $20.0 million in an additional tranche, with $2.5 million allocated to Flower Loan Holdco, LLC, an entity wholly-owned by the Company’s Chief Executive Officer and Chairman of the Board and President (“FLH”), and the remaining new commitment allocated to third-party lenders. In February 2022, the Company entered into the third amendment to the Private Company A Credit Facility to, among other things, increase the total loan commitments by $16.3 million in an additional tranche, with approximately $15.3 million allocated to the Company and approximately $1.0 million allocated to a third party lender. In November 2022, the Company entered into a fourth amendment to the Private Company A Credit Facility to, among other things, increase the total loan commitments by $10.0 million in an additional tranche, with approximately $7.1 million allocated to the Company, $1.4 million allocated to FLH and the remaining $1.5 million allocated to third party lenders. Following the expansions, the Company now holds approximately $84.9 million in commitments.
In September 2021, the Company entered into the second amended and restated credit agreement with Subsidiary of Private Company G to, among other things, increase the total loan commitments by $53.4 million in three tranches, with approximately $10.0 million allocated to ABW and the remaining $43.4 million allocated to the Company. ABW’s commitment was ultimately transferred to AFCIF. In August 2022, the Company committed an additional $8.1 million under credit agreement with Subsidiary of Private Company G. Following the expansion, the Company now holds $73.5 million in commitments, of which the Company has funded approximately $71.1 million in total principal amount.
In December 2021, the Company entered into a credit agreement with Subsidiary of Public Company H, which provides Subsidiary of Public Company H with a $100.0 million senior secured credit facility, of which, we committed $60.0 million, a predecessor-in-interest to AFCIF committed $10.0 million, and third-party lenders committed $30.0 million of the aggregate principal amount. In October 2022, the credit agreement with Subsidiary of Public Company H was amended to, among other things, increase the total loan commitment by $50.0 million, of which $30.0 million of the new loan commitment was allocated pro rata to the Company, $5.0 million was allocated to AFCIF and the remaining $15.0 million was allocated to a third-party lender.
In connection with investments in loans, the Company may receive the option to assign the right (the “Assigned Right”) to acquire warrants and/or equity of the borrower. The Company may sell the Assigned Right, and the sale may be to an affiliate of the Company. For the year ended December 31, 2022, the Company neither received nor sold any Assigned Right. During the year ended December 31, 2021, the Company sold approximately $2.3 million of Assigned Rights to an affiliate which are accounted for as additional original issue discount and accreted over the life of the loans.
Secured Revolving Credit Facility From Affiliate
In April 2022, the Company terminated the AFCF Revolving Credit Facility. Refer to Note 9 to our consolidated financial statements for more information.

16.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the years ended December 31, 2022 and 2021:

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends

Regular cash dividend	3/15/2021	3/31/2021	$0.36	$0.36	$—	$0.36
Regular cash dividend	6/15/2021	6/30/2021	0.38	0.38	—	0.38
Regular cash dividend	9/30/2021	10/15/2021	0.43	0.43	—	0.43
Regular cash dividend	12/31/2021	1/14/2022	0.50	0.50	—	0.50
2021 Total cash dividend			$1.67	$1.67	$—	$1.67
Regular cash dividend	3/31/2022	4/15/2022	0.55	0.55	—	0.55
Regular cash dividend	6/30/2022	7/15/2022	0.56	0.56	—	0.56
Regular cash dividend	9/30/2022	10/14/2022	0.56	0.56	—	0.56
Regular cash dividend	12/31/2022	1/13/2023	0.56	0.56	—	0.56
2022 Total cash dividend			$2.23	$2.23	$—	$2.23
17.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. There were no material subsequent events, other than those described below, that required disclosure in these consolidated financial statements.
On December 28, 2022, the Company drew $60.0 million on our Revolving Credit Facility. All outstanding borrowings were subsequently repaid in full on January 3, 2023.
In January 2023, TRS1 agreed with Private Company I, subject to certain terms and conditions (including payment of full cash interest, rather than partial PIK interest, which was previously agreed to), to defer an upcoming principal payment. In March 2023, TRS1 agreed, subject to certain terms and conditions, to defer an upcoming principal payment and permit a portion of an upcoming cash interest payment to instead be paid in kind.
In February 2023, the Company entered into an amendment with Private Company K, which reduced its total loan commitment under the credit facility with Private Company K from approximately $25.2 million to $14.5 million. Among other things, the amendment increased the PIK rate from 0.0% to 2.0%, removed the unused fee going forward on the remaining undrawn commitment, and established a $1.5 million interest reserve.
In February 2023, the Company and TRS1 sold $15.0 million of our investment in Subsidiary of Public Company M purchased at a blended weighted-average discount of 90.9% and sold for 91.4% of face value. The sale proceeds approximated the carrying value at the time of sale.
In March 2023, the Company entered into a forbearance and modification agreement with Private Company B, pursuant to which we agreed to, subject to additional 4.0% capitalized PIK interest and certain other terms and conditions, forbear from exercising our rights and remedies with respect to specified defaults under the applicable Private Company B loan documents until the earlier of (i) March 31, 2023, (ii) certain refinancing or cash equity contribution events, and (iii) any new event of default thereunder. In connection with such forbearance and modification agreement, the Company also agreed to, subject to certain terms and conditions, waive compliance with certain covenants for one fiscal quarter and defer specified principal payments.
In March 2023, we declared a regular cash dividend of $0.56 per share of our common stock, relating to the first quarter of 2023, which will be paid on April 14, 2023 to shareholders of record as of March 31, 2023. The estimated aggregate amount of the regular cash dividend payment is approximately $11.5 million.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 7, 2023
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
105