Form 10-Q
period 2023-03-31
AFC Gamma, Inc.
filed 2023-05-10
CIK 1822523

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at May 10, 2023
Common stock, $0.01 par value per share	20,456,538

Index
AFC GAMMA, INC.
TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AFC GAMMA, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Loans held for investment at fair value (cost of $102,811,826 and $100,635,985 at March 31, 2023 and December 31, 2022, respectively, net)	$99,924,201	$99,226,051

Loans held for investment at carrying value, net	275,211,195	285,177,112
Loan receivable held at carrying value, net	2,220,653	2,220,653
Current expected credit loss reserve	(14,408,793)	(13,538,077)
Loans held for investment at carrying value and loan receivable held at carrying value, net of current expected credit loss reserve	263,023,055	273,859,688

Cash and cash equivalents	80,605,744	140,372,841
Interest receivable	3,860,493	5,257,475
Prepaid expenses and other assets	420,155	460,844
Total assets	$447,833,648	$519,176,899

Liabilities
Interest reserve	$1,690,334	$3,200,944
Accrued interest	2,217,083	1,036,667
Due to affiliate	20,031	18,146
Dividends payable	11,473,971	11,403,840
Current expected credit loss reserve	585,838	754,128
Accrued management and incentive fees	3,704,219	3,891,734
Accrued direct administrative expenses	1,086,027	1,843,652
Accounts payable and other liabilities	1,611,267	836,642
Senior notes payable, net	87,565,548	97,131,777
Line of credit payable, net	—	60,000,000
Total liabilities	109,954,318	180,117,530
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at March 31, 2023 and December 31, 2022 and 125 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1	1
Common stock, par value $0.01 per share, 50,000,000 shares authorized at March 31, 2023 and December 31, 2022 and 20,489,234 and 20,364,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	204,892	203,640
Additional paid-in capital	349,085,320	348,817,914
Accumulated (deficit) earnings	(11,410,883)	(9,962,186)
Total shareholders’ equity	337,879,330	339,059,369

Total liabilities and shareholders’ equity	$447,833,648	$519,176,899
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2023	2022
Revenue
Interest income	$18,500,486	$18,635,853
Interest expense	(1,668,160)	(1,700,115)
Net interest income	16,832,326	16,935,738
Expenses
Management and incentive fees, net (less rebate of $478,645 and $387,493, respectively)	3,704,219	3,847,213
General and administrative expenses	2,006,135	1,144,444
Stock-based compensation	280,578	990,023
Professional fees	420,898	399,368
Total expenses	6,411,830	6,381,048
Provision for current expected credit losses	(702,426)	(905,129)
Realized (losses) gains on sales of investments, net	(26,384)	450,000
Gain (loss) on extinguishment of debt	1,986,381	—
Change in unrealized (losses) gains on loans at fair value, net	(1,477,691)	80,843
Net income before income taxes	10,200,376	10,180,404
Income tax expense	175,102	18,284
Net income	$10,025,274	$10,162,120

Earnings per common share:
Basic earnings per common share (in dollars per share)	$0.49	$0.53
Diluted earnings per common share (in dollars per share)	$0.49	$0.52

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding (in shares)	20,303,797	19,319,993
Diluted weighted average shares of common stock outstanding (in shares)	20,489,163	19,591,472
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended March 31,
	2023	2022
Net income	$10,025,274	$10,162,120
Other comprehensive income (loss):
Reversal of unrealized loss to recognized loss on debt securities available for sale held at fair value	—	168,750
Total other comprehensive income (loss)	—	168,750
Total comprehensive income	$10,025,274	$10,330,870
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Three months ended March 31, 2023
	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2022	$1	20,364,000	$203,640	$348,817,914	$—	$(9,962,186)	$339,059,369
Stock-based compensation	—	125,234	1,252	267,406	—	—	268,658
Dividends declared on common shares ($0.56 per share)	—	—	—	—	—	(11,473,971)	(11,473,971)
Net income	—	—	—	—	—	10,025,274	10,025,274
Balance at March 31, 2023	$1	20,489,234	$204,892	$349,085,320	$—	$(11,410,883)	$337,879,330

Three months ended March 31, 2022
	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2021	$1	16,442,812	$163,866	$274,172,934	$(168,750)	$(1,092,877)	$273,075,174
Issuance of common stock, net of offering costs	—	3,291,832	32,918	62,940,025	—	—	62,972,943
Stock-based compensation	—	8,296	—	990,023	—	—	990,023
Dividends declared on common shares ($0.55 per share)	—	—	—	—	—	(10,858,617)	(10,858,617)
Other comprehensive income (loss)	—	—	—	—	168,750	—	168,750
Net income	—	—	—	—	—	10,162,120	10,162,120
Balance at March 31, 2022	$1	19,742,940	$196,784	$338,102,982	$—	$(1,789,374)	$336,510,393
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2023	2022
Operating activities:
Net income	$10,025,274	$10,162,120
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for current expected credit losses	702,426	905,129
Realized losses (gains) on sale of investments, net	26,384	(450,000)
(Gain) loss on extinguishment of debt	(1,986,381)	—
Change in unrealized losses (gains) on loans at fair value, net	1,477,691	(80,843)
Accretion of deferred loan original issue discount and other discounts	(1,236,946)	(3,965,878)
Amortization of deferred financing costs - revolving credit facility	39,258	50,982
Amortization of deferred financing costs - senior notes	157,652	161,979
Stock-based compensation	268,658	990,023
Payment-in-kind interest	(4,503,746)	(1,618,761)
Changes in operating assets and liabilities
Interest receivable	1,409,750	177,673
Prepaid expenses and other assets	1,431	373,765
Interest reserve	(3,010,610)	(4,175,108)
Accrued interest	1,180,416	1,417,883
Accrued management and incentive fees, net	(187,515)	1,024,169
Accrued direct administrative expenses	(757,625)	(417,740)
Accounts payable and other liabilities	776,510	109,954
Net cash provided by (used in) operating activities	4,382,627	4,665,347

Cash flows from investing activities:
Issuance of and fundings on loans	(1,523,332)	(50,463,213)
Proceeds from sales of loans	13,693,481	—
Principal repayment of loans	2,821,467	20,415,460
Net cash provided by (used in) investing activities	14,991,616	(30,047,753)

Cash flows from financing activities:
Proceeds from sale of common stock	—	63,939,722
Payment of offering costs - equity offering	—	(966,779)
Dividends paid to common shareholders	(11,403,840)	(8,221,406)
Repayment of senior notes	(7,737,500)	—
Repayment on revolving credit facility	(60,000,000)	(75,000,000)
Net cash provided by (used in) financing activities	(79,141,340)	(20,248,463)

Net (decrease) increase in cash and cash equivalents	(59,767,097)	(45,630,869)
Cash and cash equivalents, beginning of period	140,372,841	109,246,048
Cash and cash equivalents, end of period	$80,605,744	$63,615,179

Supplemental disclosure of non-cash activity:
Interest reserve withheld from funding of loans	$1,500,000	$—
OID withheld from funding of loans	$—	$1,067,675
Receivable in connection with sale of loan	$—	$10,600,000
Receivable in connection with sale of securities	$—	$15,900,000
Change in other comprehensive income (loss) during the period	$—	$168,750
Dividends declared and not yet paid	$11,473,971	$10,858,617

Supplemental information:
Interest paid during the period	$290,834	$69,271
Income taxes paid during the period	$—	$—
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2023
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
The Company has elected to be taxed as a real estate investment trust (“REIT”) for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). The Company generally will not be subject to United States federal income taxes on its REIT taxable income as long as it annually distributes all of its REIT taxable income prior to the deduction for dividends paid to shareholders and complies with various other requirements as a REIT.
2.    SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and results of operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC.
Refer to Note 2 to the Company’s Annual Report on Form 10-K for a description of the Company’s significant accounting policies. The Company has included disclosures below regarding basis of presentation and other accounting policies that (i) are required to be disclosed quarterly, (ii) have material changes or (iii) the Company views as critical as of the date of this report.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the rules and regulations of the SEC applicable to interim financial information and include the accounts of the Company, and its wholly-owned subsidiary. The unaudited interim consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated in consolidation.
The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2023.

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
Recent Accounting Pronouncements
None.
3.    LOANS HELD FOR INVESTMENT AT FAIR VALUE
As of March 31, 2023 and December 31, 2022, the Company’s portfolio included three loans held at fair value. The aggregate originated commitment under these loans was approximately $104.3 million and $104.3 million, respectively, and outstanding principal was approximately $104.2 million and $102.4 million as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023, the Company gross funded approximately $0.8 million of additional principal and had no principal repayments of loans held at fair value. As of March 31, 2023 and December 31, 2022, none of the Company’s loans held at fair value had floating interest rates.
The following tables summarize the Company’s loans held at fair value as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loans	$99,924,201	$102,811,826	$104,172,301	1.0
Total loans held at fair value	$99,924,201	$102,811,826	$104,172,301	1.0

	As of December 31, 2022
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loans	$99,226,051	$100,635,985	$102,376,546	1.2
Total loans held at fair value	$99,226,051	$100,635,985	$102,376,546	1.2
(1)Refer to Note 14 to the Company's unaudited interim consolidated financial statements.
(2)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs.
(3)Weighted average remaining life is calculated based on the fair value of the loans as of March 31, 2023 and December 31, 2022.

Index
The following table presents changes in loans held at fair value as of and for the three months ended March 31, 2023:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2022	$102,376,546	$(1,740,561)	$(1,409,934)	$99,226,051
Change in unrealized (losses) gains on loans at fair value, net	—	—	(1,477,691)	(1,477,691)
New fundings	802,884	—	—	802,884
Accretion of original issue discount	—	380,086	—	380,086
PIK interest	992,871	—	—	992,871
Total loans held at fair value at March 31, 2023	$104,172,301	$(1,360,475)	$(2,887,625)	$99,924,201
As of March 31, 2023, the Company had one loan held at fair value on non-accrual status with an outstanding principal amount of approximately $1.2 million with a related unrealized loss recorded of approximately $(1.2) million.
A more detailed listing of the Company’s loans held at fair value portfolio based on information available as of March 31, 2023 is as follows:

	Collateral Location	Collateral Type (1)	Fair Value (2)	Carrying Value (3)	Outstanding Principal (3)	Interest Rate		Maturity Date (4)	Payment Terms (5)

Private Co. A	AZ, MI, MD, MA, NM	C, D	$83,552,001	$85,244,168	$86,421,309	16.1%	(6)	5/8/2024	P/I
Public Co. A(9)	NV	C	—	1,213,416	1,213,416	15.0%	(7)	9/30/2023	I/O
Private Co. B	MI	C, D	16,372,200	16,354,242	16,537,576	18.7%	(8)	9/1/2023	P/I
Total loans held at fair value			$99,924,201	$102,811,826	$104,172,301
(1)C = Cultivation Facilities, D = Dispensary/Retail Facilities.
(2)Refer to Note 14 to the Company’s unaudited interim consolidated financial statements.
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
(6)Base weighted average interest rate of 12.6% and payment-in-kind (“PIK”) weighted average interest rate of 3.5%.
(7)Base interest rate of 7.5% and PIK interest rate of 7.5%.
(8)Base weighted average interest rate of 14.7% and PIK interest rate of 4.0%. As amended, an additional 4.0% PIK interest rate is applicable from January 15, 2023 to April 30, 2023.
(9)As of October 1, 2022, this loan was placed on non-accrual status.
4.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of March 31, 2023 and December 31, 2022, the Company’s portfolio included nine loans held at carrying value. The aggregate originated commitment under these loans was approximately $313.1 million and $338.9 million, respectively, and outstanding principal was approximately $284.5 million and $296.6 million, respectively, as of March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023, the Company funded approximately $2.2 million of additional principal and sold $15.0 million of the Company’s investment in Subsidiary of Public Company M. As of March 31, 2023 and December 31, 2022, approximately 77% and 73%, respectively, of the Company’s loans held at carrying value had floating interest rates. As of March 31, 2023, these floating benchmark rates included one-month LIBOR subject to a weighted average floor of 1.0% and quoted at 4.9%, one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 1.0% and quoted at 4.8% and U.S. prime rate subject to a weighted average floor of 4.9% and quoted at 8.0%.

Index
The following tables summarize the Company’s loans held at carrying value as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$284,494,385	$(9,283,190)	$275,211,195	2.9
Total loans held at carrying value	$284,494,385	$(9,283,190)	$275,211,195	2.9

	As of December 31, 2022
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$296,584,529	$(11,407,417)	$285,177,112	3.1
Total loans held at carrying value	$296,584,529	$(11,407,417)	$285,177,112	3.1

(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of March 31, 2023 and December 31, 2022.

The following table presents changes in loans held at carrying value as of and for the three months ended March 31, 2023:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2022	$296,584,529	$(11,407,417)	$285,177,112
New fundings	2,220,448	—	2,220,448
Accretion of original issue discount	—	856,860	856,860
Loan repayments	(998,142)	—	(998,142)
Sale of loans	(15,000,000)	1,267,367	(13,732,633)
PIK interest	3,510,875	—	3,510,875
Loan amortization payments	(1,823,325)	—	(1,823,325)
Total loans held at carrying value at March 31, 2023	$284,494,385	$(9,283,190)	$275,211,195

Index
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of March 31, 2023 is as follows:

	Collateral Location	Collateral Type (1)	Outstanding Principal (2)	Original Issue Discount	Carrying Value (2)	Interest Rate		Maturity Date (3)	Payment Terms (4)

Private Co. C	PA	C, D	$21,966,639	$(513,885)	$21,452,754	18.8%	(5)	12/01/2025	P/I
Sub. of Private Co. G	NJ, PA	C, D	75,131,829	(1,680,770)	73,451,059	18.3%	(6)	05/01/2026	P/I
Sub. of Private Co. H	IL	C	5,781,250	(6,673)	5,774,577	15.0%	(7)	05/11/2023	I/O
Private Co. K	MA	C, D	13,000,255	(815,813)	12,184,442	18.8%	(8)	05/03/2027	P/I
Private Co. I	MD	C, D	11,195,707	(154,074)	11,041,633	21.4%	(9)	08/01/2026	P/I
Private Co. J	MO	C, D	22,651,213	(475,589)	22,175,624	20.9%	(10)	09/01/2025	P/I
Sub. of Public Co. H	CT, IA, IL, ME, MI, NJ, PA	C, D	75,000,000	(3,049,221)	71,950,779	13.8%	(11)	01/01/2026	I/O
Private Co. L	MO, OH	C, D	50,945,492	(1,982,143)	48,963,349	12.0%	(12)	05/01/2026	P/I
Sub. of Public Co. M	IL, MI, MA, NJ, OH, PA	C, D	8,822,000	(605,022)	8,216,978	9.5%	(13)	08/27/2025	I/O
Total loans held at carrying value			$284,494,385	$(9,283,190)	$275,211,195
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
(5)Base interest rate of 9.0% plus U.S. prime rate (U.S. prime rate floor of 4.0%) and PIK interest rate of 2.0%.
(6)Base interest rate of 10.25% plus U.S. prime rate (U.S. prime rate floor of 4.5%). As amended, 75.0% of the monthly cash interest is paid in kind from December 1, 2022 to May 1, 2023.
(7)Base interest rate of 15.0%.
(8)Base interest rate of 12.0% plus SOFR (SOFR floor of 1.0%) and PIK interest rate of 2.0%.
(9)Base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 4.5%. As amended, between 50.0% and 60.0% of the monthly cash interest is paid in kind from October 1, 2022 to April 1, 2023.
(10)Base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 4.0%. Effective April 1, 2023, Private Company J transitioned from LIBOR to SOFR.
(11)Base interest rate of 5.8% plus U.S. prime rate (U.S. prime rate floor of 5.5%).
(12)Base interest rate of 12.0%.
(13)Base interest rate of 9.5%.
5.    LOAN RECEIVABLE HELD AT CARRYING VALUE
As of March 31, 2023 and December 31, 2022, the Company’s portfolio included one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately $2.2 million and $2.2 million as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023, the Company had no principal repayments.

Index
The following table presents changes in loans receivable as of and for the three months ended March 31, 2023:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2022	$2,222,339	$(1,686)	$2,220,653
Accretion of original issue discount	—	—	—
Total loan receivable held at carrying value at March 31, 2023	$2,222,339	$(1,686)	$2,220,653
As of March 31, 2023, the Company had one loan receivable held at carrying value on non-accrual status with an outstanding principal amount of approximately $2.2 million with a related current expected credit loss reserve recorded of approximately $1.1 million.
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
As of March 31, 2023 and December 31, 2022, the Company’s CECL Reserve for its loans held at carrying value and loan receivable held at carrying value is approximately $15.0 million and $14.3 million, respectively, or 5.40% and 4.97%, respectively, of the Company’s total loans held at carrying value and loan receivable held at carrying value of approximately $277.4 million and $287.4 million, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $14.4 million and $13.5 million, respectively, and a liability for unfunded commitments of approximately $0.6 million and $0.8 million, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

Index
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loan receivable held at carrying value as of and for the three months ended March 31, 2023 was as follows:

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2022	$13,538,077	$754,128	$14,292,205
Provision for current expected credit losses	870,716	(168,290)	702,426
Write-offs	—	—	—
Recoveries	—	—	—
Balance at March 31, 2023	$14,408,793	$585,838	$14,994,631
(1)As of March 31, 2023 and December 31, 2022, the CECL Reserve related to outstanding balances on loans held at carrying value and loan receivable held at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)As of March 31, 2023 and December 31, 2022, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.
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
As of March 31, 2023, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value and loan receivable held at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2022	2021	2020	Total
1	$—	$—	$—	$—
2	—	—	—	—
3	69,364,769	77,725,356	21,452,755	168,542,880
4	—	106,668,315	—	106,668,315
5	—	—	2,220,653	2,220,653
Total	$69,364,769	$184,393,671	$23,673,408	$277,431,848

Index
7.    INTEREST RECEIVABLE
The following table summarizes the interest receivable by the Company as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023	As of December 31, 2022

Interest receivable	$2,317,982	$3,722,134
PIK receivable	1,501,100	1,409,678
Unused fees receivable	41,411	125,663
Total interest receivable	$3,860,493	$5,257,475
8.    INTEREST RESERVE
At March 31, 2023 and December 31, 2022, the Company had one and three loans, respectively, that included a loan-funded interest reserve. For the three months ended March 31, 2023 and 2022, approximately $3.2 million and $4.2 million, respectively, of aggregate interest income was earned and disbursed from the interest reserves.
The following table presents changes in interest reserve as of and for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Beginning reserves	$3,200,944	$4,782,271
New reserves	1,716,985	—
Reserves disbursed	(3,227,595)	(4,175,108)
Ending reserves	$1,690,334	$607,163
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
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions (which may be increased to up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. During the year ended December 31, 2022, the Company incurred a one-time commitment fee expense of approximately $0.5 million, which is included in prepaid expenses and other assets on the Company’s unaudited interim consolidated balance sheets and amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, to be paid semi-annually in arrears, which is included within interest expense in the Company’s unaudited interim consolidated statements of operations. As of March 31, 2023 and December 31, 2022, the outstanding loan balance under the Revolving Credit Facility was $0.0 million and $60.0 million, respectively. All borrowings that were previously outstanding as of December 31, 2022 were repaid in full on January 3, 2023.
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

Index
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
On November 3, 2021, the Company entered into the Second Amendment to the AFCF Revolving Credit Agreement (the “Second Amendment”). Under the Second Amendment, payments to AFC Finance, LLC for interest, commitment fees and unused fees (net applicable taxes) were required to be paid directly or indirectly through AFC Finance, LLC to charitable organizations designated by AFC Finance, LLC. The Second Amendment also (i) increased the loan commitment from $50.0 million to $75.0 million, (ii) decreased the interest rate from 6% per annum to 4.75% per annum, (iii) introduced a one-time commitment fee of 0.25%, to be paid in three equal quarterly installments, and an unused line fee of 0.25% per annum, to be paid quarterly in arrears, (iv) provided an optional buyout provision for the holders of the 2027 Senior Notes upon an event of default under the AFCF Revolving Credit Agreement and (v) extended the fixed element of the maturity date from December 31, 2021 to September 30, 2022. Pursuant to the Second Amendment, the Company incurred a one-time commitment fee expense of approximately $0.2 million in November 2021, payable in three quarterly installments that began in the first quarter of 2022, which was amortized over the life of the loan.
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
2027 Senior Notes
On November 3, 2021, the Company issued $100.0 million in aggregate principal amount of senior unsecured notes due in May 2027 (the “2027 Senior Notes”). The 2027 Senior Notes accrue interest at a rate of 5.75% per annum. Interest on the 2027 Senior Notes is due semi-annually on May 1 and November 1 of each year, which began on May 1, 2022. The net proceeds from the offering were approximately $97.0 million, after deducting the initial purchasers’ discounts and commissions and estimated offering fees and expenses payable by the Company. The Company used the proceeds from the issuance of the 2027 Senior Notes (i) to fund loans related to unfunded commitments to existing borrowers, (ii) to originate and participate in commercial loans to companies operating in the cannabis industry that are consistent with the Company’s investment strategy and (iii) for working capital and other general corporate purposes. The terms of the 2027 Senior Notes are governed by an indenture, dated November 3, 2021, among us, as issuer, and TMI Trust Company, as trustee (the “Indenture”).
Under the Indenture, the Company is required to cause all of its existing and future subsidiaries to guarantee the 2027 Senior Notes, other than certain immaterial subsidiaries as set forth in the Indenture. Subsequent to the Company’s investment in the senior secured loan to Private Company I being transferred to TRS1 on April 1, 2022, TRS1 was added as a subsidiary guarantor under the Indenture. As of March 31, 2023, the 2027 Senior Notes are guaranteed by TRS1.
Prior to February 1, 2027, the Company may redeem the 2027 Senior Notes in whole or in part, at a price equal to the greater of 100% of the principal amount of the 2027 Senior Notes being redeemed or a make-whole premium set forth in the Indenture, plus accrued and unpaid interest thereon to, but excluding, the applicable redemption date. On or after February 1, 2027, we may redeem the 2027 Senior Notes in whole or in part at a price equal to 100% of the principal amount of the 2027 Senior Notes being redeemed, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The Indenture also requires us to offer to purchase all of the 2027 Senior Notes at a purchase price equal to 101% of the principal amount of the 2027 Senior Notes, plus accrued and unpaid interest if a “change of control triggering event” (as defined in the Indenture) occurs.

Index
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
During the three months ended March 2023, the Company repurchased $10.0 million in principal amount of the Company’s 2027 Senior Notes at 77.4% of par value, plus accrued interest. This resulted in a gain on extinguishment of debt of approximately $2.0 million, recorded within the unaudited interim consolidated statements of operations. Following this transaction, as of March 31, 2023, the Company had $90.0 million in principal amount of the 2027 Senior Notes outstanding.
The 2027 Senior Notes are due on May 1, 2027. Scheduled principal payments on the 2027 Senior Notes as of March 31, 2023 are as follows:

2027 Senior Notes
Year
2023 (remaining)	$—
2024	—
2025	—
2026	—
2027	90,000,000
Thereafter	—
Total principal	$90,000,000
The following table reflects a summary of interest expense incurred during the three months ended March 31, 2023 and 2022.

	Three months ended March 31, 2023
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$1,408,750	$26,667	$—	$1,435,417
Unused fee expense	—	35,833	—	35,833
Amortization of deferred financing costs	157,652	39,258	—	196,910
Total interest expense	$1,566,402	$101,758	$—	$1,668,160

	Three months ended March 31, 2022
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$1,421,529	$—	$19,792	$1,441,321
Unused fee expense	—	—	45,833	45,833
Amortization of deferred financing costs	161,979	—	50,982	212,961
Total interest expense	$1,583,508	$—	$116,607	$1,700,115

Index
10.    COMMITMENTS AND CONTINGENCIES
As of March 31, 2023 and December 31, 2022, the Company had the following commitments to fund various investments:

	As of March 31, 2023	As of December 31, 2022

Total original loan commitments	$421,357,243	$447,101,864
Less: drawn commitments	(389,499,749)	(401,476,418)
Total undrawn commitments	$31,857,494	$45,625,446
The Company from time to time may be a party to litigation in the normal course of business. As of March 31, 2023, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.
On March 17, 2023, the Company appointed Brandon Hetzel to serve as its Chief Financial Officer and Treasurer in place of Brett Kaufman, effective as of such date, with Mr. Kaufman’s employment with AFC Management, LLC, the Company’s external manager (the “Manager”), terminated, effective as of April 17, 2023 (the “Separation Date”). In connection with his termination, Mr. Kaufman will receive (i) twelve (12) months’ worth of his current base salary, (ii) his annual target bonus, (iii) continued payment by our Manager of 100% of the COBRA premiums for him and his dependents for a period of twelve (12) months following his Separation Date, (iv) accelerated vesting of one (1) additional tranche of each of Mr. Kaufman’s outstanding equity awards, and (v) extension of the exercise period for Mr. Kaufman’s outstanding options until one (1) year following the Separation Date, contingent on Mr. Kaufman executing and not revoking a release of claims in favor of the Company. During the three months ended March 31, 2023, the Company recorded approximately $0.7 million in severance expense, recorded within general and administrative expenses within the unaudited interim consolidated statements of operations.
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
11.    SHAREHOLDERS’ EQUITY
Series A Preferred Stock
As of March 31, 2023 and December 31, 2022, the Company has authorized 10,000 preferred shares and issued 125 of the preferred shares designated as 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”).

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
At-the-Market Offering Program (“ATM Program”)
On April 5, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC and JMP Securities LLC, as Sales Agents, under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $75.0 million. Under the terms of the Sales Agreement, the Company has agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). During the three months ended March 31, 2023, the Company did not sell any shares of the Company’s common stock under the Sales Agreement.
As of March 31, 2023, the shares of common stock sold under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.

Index
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
During the first quarter of 2023, the Company’s Board of Directors approved grants of restricted stock to the Company’s directors and officers, as well as certain employees of the Manager. In January 2023, the Company granted an aggregate of 125,234 shares of restricted stock to certain of our officers and other eligible persons. The restricted stock granted in January 2023 under the 2020 Plan contain vesting periods that vary from immediately vested to vesting over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date. As of March 31, 2023, there were 2,469,849 shares of common stock granted under the 2020 Plan, underlying 2,281,272 options and 188,577 shares of restricted stock.
As of March 31, 2023, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2020 Plan (the “Share Limit”) equals 2,793,288 shares, which is consistent with the Share Limit at December 31, 2022. Shares that are subject to or underlie awards that expire or for any reason are cancelled, terminated, forfeited, fail to vest, or for any other reason are not paid or delivered under the 2020 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan.
The following table summarizes the (i) non-vested options granted, (ii) vested options granted, (iii) exercised and (iv) forfeited options granted for the Company’s directors and officers and employees of the Manager as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023	As of December 31, 2022
Non-vested	232,489	293,420
Vested	2,142,143	2,081,212
Exercised	(5,511)	(5,511)
Forfeited	(88,749)	(88,749)
Balance	2,280,372	2,280,372

Index
The Company uses the Black-Scholes option pricing model to value stock options in determining the stock-based compensation expense. The Company has elected to recognize forfeitures as they occur. Previously recognized compensation expense related to forfeitures are reversed in the period awards are forfeited. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield was based on the Company’s expected dividend yield at the grant date. Expected volatility is based on the estimated average volatility of similar companies due to the lack of historical volatilities of the Company’s common stock. Restricted stock grant expense is based on the Company’s stock price at the time of the grant and amortized over the vesting period. The stock-based compensation expense for the Company was approximately $0.3 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.
The following table presents the assumptions used in the option pricing model of options granted under the 2020 Plan:

Assumptions	Range
Expected volatility	40% - 50%
Expected dividend yield	10% - 20%
Risk-free interest rate	0.5% - 2.0%
Expected forfeiture rate	0%
The following tables summarize stock option activity during the three months ended March 31, 2023 and 2022:

	Three months ended March 31, 2023	Weighted-average grant date fair value per option
Balance as of December 31, 2022	2,280,372	$1.21
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance as of March 31, 2023	2,280,372	$1.21

	Three months ended March 31, 2022	Weighted-average grant date fair value per option
Balance as of December 31, 2021	1,604,236	$1.08
Granted	742,000	1.46
Exercised	—	—
Forfeited	(25,130)	0.98
Balance as of March 31, 2022	2,321,106	$1.21
The following table summarizes the (i) non-vested restricted stock granted, (ii) vested restricted stock granted and (iii) forfeited restricted stock granted for the Company’s directors and officers and employees of the Manager as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023	As of December 31, 2022
Non-vested	189,815	64,581
Vested	(3,211)	—
Forfeited	(1,238)	(1,238)
Balance	185,366	63,343

Index
The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The following tables summarize the restricted stock activity during the three months ended March 31, 2023 and 2022:

	Three months ended March 31, 2023	Weighted-average value at award date
Balance as of December 31, 2022	63,343	$20.40
Granted	125,234	15.57
Vested	(3,211)	15.57
Forfeited	—	—
Balance as of March 31, 2023	185,366	$17.19

	Three months ended March 31, 2022	Weighted-average value at award date
Balance as of December 31, 2021	56,285	$20.43
Granted	8,296	20.18
Vested	—	—
Forfeited	—	—
Balance as of March 31, 2022	64,581	$20.40

12.    EARNINGS PER SHARE
The following information sets forth the computations of basic and diluted weighted average earnings per common share for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Net income attributable to common shareholders	$10,025,274	$10,162,120
Dividends paid on unvested restricted stock	(35,472)	(28,143)
Net income attributable to common shareholders	9,989,802	10,133,977
Divided by:
Basic weighted average shares of common stock outstanding	20,303,797	19,319,993
Weighted average unvested restricted stock and stock options	185,366	271,479
Diluted weighted average shares of common stock outstanding	20,489,163	19,591,472
Basic weighted average earnings per common share	$0.49	$0.53
Diluted weighted average earnings per common share	$0.49	$0.52
Diluted weighted average earnings per common share excludes 2,280,372 and 742,000 stock options due to anti-dilutive effect for the three months ended March 31, 2023 and 2022, respectively.
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

Index
The income tax provision for the Company was approximately $175.1 thousand and $18.3 thousand for the three months ended March 31, 2023 and 2022, respectively. The income tax expense for the three months ended March 31, 2023 and 2022 primarily relates to activities of the Company’s taxable REIT subsidiary.
For the three months ended March 31, 2023 and 2022, the Company incurred no expense for United States federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
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
The following tables present fair value measurements of loans held at fair value as of March 31, 2023 and December 31, 2022:

	Fair Value Measurement as of March 31, 2023
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$99,924,201	$—	$—	$99,924,201
Total	$99,924,201	$—	$—	$99,924,201

	Fair Value Measurement as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$99,226,051	$—	$—	$99,226,051
Total	$99,226,051	$—	$—	$99,226,051
The following table presents changes in loans that use Level 3 inputs as of and for the three months ended March 31, 2023:

Three months ended March 31, 2023
Total loans using Level 3 inputs at December 31, 2022	$99,226,051
Change in unrealized (losses) gains on loans at fair value, net	(1,477,691)
Additional fundings	802,884
Accretion of original issue discount	380,086
PIK interest	992,871
Total loans using Level 3 inputs at March 31, 2023	$99,924,201
The change in unrealized losses included in the unaudited interim consolidated statements of operations attributable to loans held at fair value, categorized as Level 3, held as of March 31, 2023 is $(1,477,691).

Index
The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of March 31, 2023 and December 31, 2022. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of March 31, 2023
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loans	$99,924,201	Yield analysis	Market yield	22.97% - 37.76%	25.39%
Total investments	$99,924,201

	As of December 31, 2022
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loans	$99,226,051	Yield analysis	Market yield	19.99% - 31.72%	21.81%
Total investments	$99,226,051
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
Investment in Marketable Securities
As of March 31, 2023 and December 31, 2022, the Company’s portfolio did not include any debt securities. The Company sold the investment in debt securities in March of 2022, which was previously designated as available-for-sale as of December 31, 2021. For the three months ended March 31, 2022, the realized loss on the sale of debt securities was approximately $0.2 million.
Fair Value of Financial Instruments
GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheet, for which it is practicable to estimate that value.

Index
The following table details the book value and fair value of the Company’s financial instruments not recognized at fair value in the unaudited interim consolidated balance sheet as of March 31, 2023:

	As of March 31, 2023
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$80,605,744	$80,605,744
Loans held for investment at carrying value	$275,211,195	$268,178,899
Loan receivable held at carrying value	$2,220,653	$1,200,063
Financial liabilities:
Senior notes payable, net	$87,565,548	$69,466,810
Estimates of fair value for cash and cash equivalents are measured using observable, quoted market prices, or Level 1 inputs. The Company’s loans held for investment are measured using unobservable inputs, or Level 3 inputs. The fair value of the Company’s 2027 Senior Notes is estimated by discounting expected cash flows using readily available quoted prices for similar debt, or Level 2 inputs.
15.    RELATED PARTY TRANSACTIONS
Management Agreement
Pursuant to the Management Agreement, the Manager manages the loans and day-to-day operations of the Company, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by the Company’s Board.
The Manager receives base management fees (the “Base Management Fee”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity (as defined in the Management Agreement), subject to certain adjustments, less 50% of the aggregate amount of any other fees (“Outside Fees”), including any agency fees relating to our loans, but excluding the Incentive Compensation (as defined below) and any diligence fees paid to and earned by the Manager and paid by third parties in connection with the Manager’s due diligence of potential loans.
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
The Incentive Compensation for the three months ended March 31, 2023 and 2022 was approximately $2.8 million and $3.0 million, respectively.
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

Index
The following table summarizes the related party costs incurred by the Company for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Affiliate Costs
Management fees	$1,347,685	$1,255,867
Less: outside fees earned	(478,645)	(387,493)
Base management fees	869,040	868,374
Incentive fees earned	2,835,179	2,978,839
General and administrative expenses reimbursable to Manager	1,086,027	906,717
Total	$4,790,246	$4,753,930
Amounts payable to the Company’s Manager as of March 31, 2023 and December 31, 2022 were approximately $4.8 million and $5.7 million, respectively.
Due to Affiliate
Amounts due to an affiliate of the Company as of March 31, 2023 and December 31, 2022 were approximately $20.0 thousand and $18.1 thousand, respectively.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the Company’s Manager or its affiliates, including the Manager, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of March 31, 2023, there were four co-invested loans held by the Company and affiliates of the Company.
In July 2021, the senior secured loan facility with Private Company I, consisting of an aggregate of $15.5 million in loan commitments, was syndicated by the Company’s Manager between the Company and A BDC Warehouse, LLC (“ABW”), an entity wholly-owned by the Company’s Chief Executive Officer and Chairman of the Board and President. ABW’s commitment in the loan facility was ultimately transferred to AFC Institutional Fund LLC (“AFCIF”), an entity beneficially owned in part, by the Company’s (i) Chief Executive Officer and Chairman of the Board, (ii) President and (iii) Head of Real Estate and a Director, while each such owner also maintains a beneficial ownership of the Company’s Manager. AFCIF holds approximately one-third of the loan’s aggregate principal amount as of March 31, 2023. On April 1, 2022, the Company’s investment in the senior secured loan to Private Company I was transferred to TRS1.

Index
In September 2021, the Company entered into the September Commitment Assignment with our Manager, pursuant to which our Manager assigned to us its commitment to make loans to Private Company A in a principal amount of up to $20.0 million, which was funded in September 2021. The loans were purchased at accreted cost plus accrued PIK interest. We did not pay any fees or premium to our Manager for the Company’s acquisition of the Company’s Manager’s loan commitments under the Credit Agreement with Private Company A pursuant to the September Commitment Assignment. In December 2021, the Company entered into the second amendment to the Private Company A Credit Facility to, among other things, increase the total loan commitments by $20.0 million in an additional tranche, with $2.5 million allocated to Flower Loan Holdco, LLC, an entity wholly-owned by the Company’s Chief Executive Officer and Chairman of the Board and President (“FLH”), and the remaining new commitment allocated to third-party lenders. In February 2022, the Company entered into the third amendment to the Private Company A Credit Facility to, among other things, increase the total loan commitments by $16.3 million in an additional tranche, with approximately $15.3 million allocated to the Company and approximately $1.0 million allocated to a third-party lender. In November 2022, the Company entered into a fourth amendment to the Private Company A Credit Facility to, among other things, increase the total loan commitments by $10.0 million in an additional tranche, with approximately $7.1 million allocated to the Company, $1.4 million allocated to FLH and the remaining $1.5 million allocated to third-party lenders. Following the expansions, the Company now holds approximately $84.9 million in commitments. In March 2023, the credit facility with Private Company A was amended to, among other things and subject to certain terms and conditions, (i) increase the interest rate of certain tranches such that the facility has a uniform interest rate of 13.0% across certain tranches; (ii) reprioritize the allocation of principal and interest payments to first be applied to a specific tranche under the facility; and (iii) establish the requirement for a blocked account to hold the cash proceeds from the sale of certain assets and distribute such proceeds to the lenders.
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
Secured Revolving Credit Facility From Affiliate
In April 2022, the Company terminated the AFCF Revolving Credit Facility. Refer to Note 9 to the Company’s unaudited interim consolidated financial statements for more information.
16.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the three months ended March 31, 2023 and 2022:

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends

Regular cash dividend	3/31/2022	4/15/2022	$0.55	$0.55	$—	$0.55
Regular cash dividend	3/31/2023	4/14/2023	$0.56	$0.56	$—	$0.56

Index
17.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the financial statements were available to be issued. There were no material subsequent events, other than those described below, that required disclosure in these unaudited interim consolidated financial statements.
In April 2023, the credit facility with Subsidiary of Private Company G was amended to, among other things and subject to certain other terms and conditions, (i) amend certain cash equity capital contribution requirements, (ii) add additional real property to the collateral, (iii) extend the draw period, (iv) permit 75% of accrued cash interest due and owing to instead be paid in kind until and including the payment due May 1, 2023, subject to a monthly fee, and (v) modify the excess cash flow sweep. Due to challenges raising equity capital in this current market environment, Subsidiary of Private Company G intends to sell certain collateral assets to pay down outstanding principal and non-core, non-collateral assets to generate additional capital for its operations. If the borrower is unable to return to full cash payment of interest in connection with the payment due June 1, 2023, it would have an adverse impact on the Company’s Distributable Earnings for the near-term future and reduce the Company’s ability to pay dividends during such period.
In April 2023, the credit agreement with Subsidiary of Public Company H was amended to, among other things, (i) reduce the total loan commitment by $10.0 million ratably amongst the lenders, including the Company, of which $6.0 million of the reduced commitment was allocated to the Company and $9.0 million of additional principal was funded by the Company and (ii) strengthen the real estate coverage covenants. Following the amendment, the Company now holds $84.0 million in commitments, which is fully funded.
Private Company I failed to pay its full principal and interest payments due May 1, 2023, and AFC Agent LLC (“AFC Agent”) has delivered a notice of an event of default based on this payment default and certain other defaults under the credit agreement. The lenders have not opted to accelerate the obligations under the credit agreement at this time, however they have required that the borrower commence a process to sell certain assets to repay its obligations under the credit facility.
In May 2023, AFC Agent received $5.1 million in total loan principal repayments from Private Company A, relating to the sale of certain non-core assets, of which approximately $3.6 million was allocated to the Company.

Index
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, filed by AFC Gamma, Inc. (the “Company,” “we,” “us,” and “our”), and the information incorporated by reference in it, or made in other reports, filings with the SEC, press releases contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results or performance, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “could,” “would,” “will,” or words or phrases of similar meaning. Specifically, this Quarterly Report includes forward-looking statements regarding (i) the conditions in the adult-use and medicinal cannabis markets and their impact on our business; (ii) our portfolio and strategies for the growth thereof; (iii) our working capital, liquidity and capital requirements; (iv) potential state and federal legislative and regulatory matters; (v) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements and/or those of our borrowers; (vi) our expectations regarding our portfolio companies and their businesses, including demand, sales volume, profitability, and future growth; (vii) the amount, collectability and timing of cash flows, if any, from our loans; (viii) our expected ranges of originations and repayments; (ix) estimates relating to our ability to make distributions to our shareholders in the future; and (x) our expanded investment strategy.
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
•our expected leverage;
•changes in the value of our loans;
•losses that may arise due to the concentration of our portfolio in a limited number of loans and borrowers;
•our expected investment and underwriting process;
•the rates of default or recovery rates on our loans;
•the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•the availability of investment opportunities in mortgage-related and real estate-related instruments and other securities;

Index
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
Please see the section entitled “Risk Factors” located in our Annual Report on Form 10-K, filed with the SEC on March 7, 2023, for a further discussion of these and other risks and uncertainties which could affect our future results. These forward-looking statements apply only as of the date of this report and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in SEC filings or otherwise.
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
Business Overview
AFC Gamma, Inc. is an institutional lender to the commercial real estate sector that was founded in July 2020 by a veteran team of investment professionals. We primarily originate, structure, underwrite, invest in and manage senior secured loans and other types of commercial real estate loans and debt securities, with a specialization in loans to cannabis industry operators in states that have legalized medical and/or adult-use cannabis. We have recently expanded our investment guidelines to deploy capital in attractive lending opportunities secured by commercial real estate. Our expanded investment guidelines now include (i) first and second lien loans secured by mortgages to commercial real estate owners, operators and related businesses that are not related to the cannabis industry, (ii) the ownership of non-cannabis related real property assets, and (iii) mortgage-backed securities, in addition to our prior sole focus on first lien loans secured by mortgages to cannabis operators in states that have legalized medical and/or adult use cannabis. We expect the underwriting and investment process for these investments under our expanded guidelines to be substantially similar to the process we deploy for our loans to cannabis operators.
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

Index
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
We have elected to be taxed as a real estate investment trust (a “REIT”) under Section 856 of the Internal Revenue Code of 1986, as amended (the “Code”). We believe that we have qualified as a REIT and that our current and proposed method of operation will enable us to continue to qualify as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us continuing to satisfy numerous asset, income and distribution tests, which in turn depends, in part, on our operating results and ability to obtain financing. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act.
Our wholly-owned subsidiary, AFCG TRS1, LLC (“TRS1”), operates as a taxable REIT subsidiary. TRS1 began operating in July 2021 and the financial statements of TRS1 have been consolidated within our unaudited interim consolidated financial statements.
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
Developments during the First Quarter of 2023:
During the three months ended March 2023, we repurchased $10.0 million in principal amount of our 2027 Senior Notes at 77.4% of par value, plus accrued interest. This resulted in a gain on extinguishment of debt of approximately $2.0 million, recorded within the unaudited interim consolidated statements of operations. Following this transaction, as of March 31, 2023, we had $90.0 million in principal amount of the 2027 Senior Notes outstanding.
Updates to our Loan Portfolio during the First Quarter of 2023
In January 2023, TRS1 agreed with Private Company I, subject to certain terms and conditions (including payment of full cash interest, rather than partial PIK interest, which was previously agreed to), to defer an upcoming principal payment. In March 2023, TRS1 agreed, subject to certain terms and conditions, to defer an upcoming principal payment and permit a portion of an upcoming cash interest payment to instead be paid in kind.

Index
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
In March 2023, we entered into a forbearance and modification agreement with Private Company B, pursuant to which we agreed to, subject to additional 4.0% capitalized PIK interest and certain other terms and conditions, forbear from exercising our rights and remedies with respect to specified defaults under the applicable Private Company B loan documents until the earlier of (i) April 30, 2023, (ii) certain refinancing or cash equity contribution events, and (iii) any new event of default thereunder. In connection with such forbearance and modification agreement, the Company also agreed to, subject to certain terms and conditions, waive compliance with certain covenants for one fiscal quarter and defer specified principal payments.
In March 2023, the credit facility with Private Company A was amended to, among other things and subject to certain terms and conditions, (i) increase the interest rate of certain tranches such that the facility has a uniform interest rate of 13.0% across certain tranches; (ii) reprioritize the allocation of principal and interest payments to first be applied to a specific tranche under the facility; and (iii) establish the requirement for a blocked account to hold the cash proceeds from the sale of certain assets and distribute such proceeds to the lenders.
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
During the three months ended March 31, 2023, we did not sell any shares of our common stock under the Sales Agreement.
Dividends Declared Per Share
In March 2023, we declared a regular cash dividend of $0.56 per share of our common stock, relating to the quarter ended March 31, 2023, which was paid on April 14, 2023 to shareholders of record as of March 31, 2023. The aggregate amount of the regular cash dividend payment was approximately $11.5 million.
For the three months ended March 31, 2023 and 2022, we paid the following cash dividends:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Date Paid	Amount per Share	Aggregate Amount Paid
March 10, 2022	March 31, 2022	April 15, 2022	$0.55	$10.9 million
2022 Period Subtotal			$0.55	$10.9 million
March 2, 2023	March 31, 2023	April 14, 2023	$0.56	$11.5 million
2023 Period Subtotal			$0.56	$11.5 million

Index
Recent Developments
In April 2023, the credit facility with Subsidiary of Private Company G was amended to, among other things and subject to certain other terms and conditions, (i) amend certain cash equity capital contribution requirements, (ii) add additional real property to the collateral, (iii) extend the draw period, (iv) permit 75% of accrued cash interest due and owing to instead be paid in kind until and including the payment due May 1, 2023, subject to a monthly fee, and (v) modify the excess cash flow sweep. Due to challenges raising equity capital in this current market environment, Subsidiary of Private Company G intends to sell certain collateral assets to pay down outstanding principal and non-core, non-collateral assets to generate additional capital for its operations. If the borrower is unable to return to full cash payment of interest in connection with the payment due June 1, 2023, it would have an adverse impact on our Distributable Earnings for the near-term future and reduce our ability to pay dividends during such period.
In April 2023, the credit agreement with Subsidiary of Public Company H was amended to, among other things, (i) reduce the total loan commitment by $10.0 million ratably amongst the lenders, including us, of which $6.0 million of the reduced commitment was allocated to us and $9.0 million of additional principal was funded by us and (ii) strengthen the real estate coverage covenants. Following the amendment, we now hold $84.0 million in commitments, which is fully funded.
Private Company I failed to pay its full principal and interest payments due May 1, 2023, and AFC Agent LLC (“AFC Agent”) has delivered a notice of an event of default based on this payment default and certain other defaults under the credit agreement. The lenders have not opted to accelerate the obligations under the credit agreement at this time, however they have required that the borrower commence a process to sell certain assets to repay its obligations under the credit facility.
In May 2023, AFC Agent received $5.1 million in total loan principal repayments from Private Company A, relating to the sale of certain non-core assets, of which approximately $3.6 million was allocated to us.
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
We define Distributable Earnings as, for a specified period, the net income (loss) computed in accordance with GAAP, excluding (i) stock-based compensation expense, (ii) depreciation and amortization, (iii) any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss); provided that Distributable Earnings does not exclude, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash, (iv) provision for current expected credit losses, (v) TRS (income) loss, net of any dividends received from TRS and (vi) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between our Manager and our independent directors and after approval by a majority of such independent directors.

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

The following table provides a reconciliation of GAAP net income to Distributable Earnings:

	Three months ended March 31,
	2023	2022
Net income	$10,025,274	$10,162,120
Adjustments to net income:
Stock-based compensation expense	280,578	990,023
Depreciation and amortization	—	—
Unrealized losses, (gains) or other non-cash items	1,477,691	(80,843)
Provision for current expected credit losses	702,426	905,129
TRS (income) loss, net of dividends	(866,204)	(61,071)
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—
Distributable earnings	$11,619,765	$11,915,358
Basic weighted average shares of common stock outstanding (in shares)	20,303,797	19,319,993
Distributable earnings per basic weighted average share	$0.57	$0.62
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our common stock as of March 31, 2023 and December 31, 2022 was approximately $16.49 and $16.65, respectively.
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
Results of Operations for the three months ended March 31, 2023 and 2022
Our net income allocable to our common shareholders for the three months ended March 31, 2023, was approximately $10.0 million or $0.49 per basic weighted average common share compared to net income allocable to our common shareholders of $10.2 million or $0.53 per basic weighted average common share for the three months ended March 31, 2022.

Index
Interest income decreased approximately $(0.1) million, or (0.7)%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. While the average amount of principal outstanding increased approximately $26.1 million, or 7.1%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, resulting in an increase in interest income of approximately $1.6 million, this was offset by lower fee income recognized in the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, of approximately $(1.8) million in fee income, mainly related to the repayment of Private Company E in February 2022, receiving a prepayment premium of approximately $1.3 million upon repayment of the loan. We did not have any repayments or similar fees during the three months ended March 31, 2023.
Interest expense decreased approximately $(32.0) thousand, or (1.9)%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This decrease was primarily due to a weighted average decrease in the 2027 Senior Notes outstanding of $(2.4) million, or (2.4)%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This relates to the repurchase of $10.0 million of our 2027 Senior Notes during the three months ended March 31, 2023. No repurchases took place during the same period in 2022.
General and administrative expenses increased approximately $0.9 million, or 75.3%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This increase was primarily due to severance expense incurred attributable to the departure of our former chief financial officer of approximately $0.7 million.
Management fees increased approximately $0.7 thousand, or 0.1%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Incentive fees decreased by approximately $(143.7) thousand, or (4.8)%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, which was driven by the decrease in Core Earnings (as defined in the Management Agreement).
Stock-based compensation decreased approximately $(0.7) million, or (71.7)%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This was primarily due to the majority of equity awards granted in January 2022 that vested immediately, as compared to the majority of equity awards granted in January 2023 with a three-year vesting period.
Investments in loans held at fair value are recorded on the trade date at cost, which reflects the amount of principal funded net of any original issue discounts. An unrealized gain arises when the fair value of the loan portfolio exceeds its cost and an unrealized loss arises when the fair value of the loan portfolio is less than its cost. The net change in unrealized (loss) gain of approximately $(1.5) million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, was mainly driven by the net change in the valuation of the loans.
The gain (loss) on extinguishment of debt was approximately $2.0 million for the three months ended March 31, 2023 as a result of the repurchase of $10.0 million of our 2027 Senior Notes during the period. No repurchases took place during the same period in 2022.
Provision for Current Expected Credit Losses
The provision for current expected credit losses decreased approximately $(0.2) million, or (22.4)%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The balance as of March 31, 2023 was approximately $15.0 million, or 5.40%, of our total loans held at carrying value and loan receivable held at carrying value balance of approximately $277.4 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $14.4 million and (ii) a liability for unfunded commitments of approximately $0.6 million. The balance as of March 31, 2022 was approximately $4.0 million, or 1.50%, of our total loans held at carrying value and loan receivable held at carrying value balance of approximately $267.4 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $3.4 million and (ii) a liability for unfunded commitments of approximately $0.6 million. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan. The decrease in the provision for current expected credit losses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to changes in macroeconomic factors, changes to the loan portfolio including new commitments and repayments, and changes in other data points we use in estimating the reserve.

Index
Loan Portfolio
As of March 31, 2023 and December 31, 2022, our portfolio included three loans held at fair value. The aggregate originated commitment under these loans was approximately $104.3 million and outstanding principal was approximately $104.2 million and $102.4 million as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023, we gross funded approximately $0.8 million of additional principal and we had no principal repayments of loans held at fair value. As of March 31, 2023 and December 31, 2022, none of our loans held at fair value had floating interest rates.
The following tables summarize our loans held at fair value as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loans	$99,924,201	$102,811,826	$104,172,301	1.0
Total loans held at fair value	$99,924,201	$102,811,826	$104,172,301	1.0

	As of December 31, 2022
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loans	$99,226,051	$100,635,985	$102,376,546	1.2
Total loans held at fair value	$99,226,051	$100,635,985	$102,376,546	1.2
(1)Refer to Note 14 to our unaudited interim consolidated financial statements titled “Fair Value”.
(2)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(3)Weighted average remaining life is calculated based on the fair value of the loans as of March 31, 2023 and December 31, 2022.
The following table presents changes in loans held at fair value as of and for the three months ended March 31, 2023:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2022	$102,376,546	$(1,740,561)	$(1,409,934)	$99,226,051
Change in unrealized (losses) gains on loans at fair value, net	—	—	(1,477,691)	(1,477,691)
New fundings	802,884	—	—	802,884
Accretion of original issue discount	—	380,086	—	380,086
PIK interest	992,871	—	—	992,871
Total loans held at fair value at March 31, 2023	$104,172,301	$(1,360,475)	$(2,887,625)	$99,924,201
As of March 31, 2023 and December 31, 2022, our portfolio did not include any debt securities. We sold our investment in debt securities in March of 2022, which was previously designated as available-for-sale as of December 31, 2021. For the three months ended March 31, 2022, the realized loss on the sale of debt securities was approximately $0.2 million.

Index
As of March 31, 2023 and December 31, 2022, our portfolio included nine loans held at carrying value. The aggregate originated commitment under these loans was approximately $313.1 million and $338.9 million, respectively, and outstanding principal was approximately $284.5 million and $296.6 million, respectively, as of March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023, we funded approximately $2.2 million of additional principal and sold $15.0 million of our investment in Subsidiary of Public Company M. As of March 31, 2023 and December 31, 2022, approximately 77% and 73%, respectively, of our loans held at carrying value had floating interest rates. As of March 31, 2023, these floating benchmark rates included one-month LIBOR subject to a weighted average floor of 1.0% and quoted at 4.9%, one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 1.0% and quoted at 4.8% and U.S. prime rate subject to a weighted average floor of 4.9% and quoted at 8.0%.

The following tables summarize our loans held at carrying value as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$284,494,385	$(9,283,190)	$275,211,195	2.9
Total loans held at carrying value	$284,494,385	$(9,283,190)	$275,211,195	2.9

	As of December 31, 2022
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$296,584,529	$(11,407,417)	$285,177,112	3.1
Total loans held at carrying value	$296,584,529	$(11,407,417)	$285,177,112	3.1
(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of March 31, 2023 and December 31, 2022.
The following table presents changes in loans held at carrying value as of and for the three months ended March 31, 2023:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2022	$296,584,529	$(11,407,417)	$285,177,112
New fundings	2,220,448	—	2,220,448
Accretion of original issue discount	—	856,860	856,860
Loan repayments	(998,142)	—	(998,142)
Sale of loans	(15,000,000)	1,267,367	(13,732,633)
PIK interest	3,510,875	—	3,510,875
Loan amortization payments	(1,823,325)	—	(1,823,325)
Total loans held at carrying value at March 31, 2023	$284,494,385	$(9,283,190)	$275,211,195

Index
As of March 31, 2023 and December 31, 2022, our portfolio included one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately $2.2 million and $2.2 million as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023, we had no principal repayments.
The following table presents changes in loans receivable as of and for the three months ended March 31, 2023:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2022	$2,222,339	$(1,686)	$2,220,653
Accretion of original issue discount	—	—	—
Total loan receivable held at carrying value at March 31, 2023	$2,222,339	$(1,686)	$2,220,653

The below table summarizes our total loan portfolio as of March 31, 2023:

Loan Names	Original Funding Date(1)	Loan Maturity	AFCG Loan, net of Syndication	% of Total AFCG	Principal Balance as of 3/31/2023	Cash Interest Rate	PIK	Fixed/ Floating	Amortization During Term	YTM (2)(3)
Public Co. A - Real Estate Loan(4)	7/3/2019	9/30/2023	$2,940,000	0.7%	$1,213,416	7.5%	7.5%	Fixed	No	21%
Public Co. A - Equipment Loans(4)	8/5/2019	3/31/2025	4,000,000	0.9%	2,222,339	12.0%	N/A	Fixed	Yes	18%
Private Co. A(5)	5/8/2020	5/8/2024	84,908,680	20.2%	86,421,309	12.6%	3.5%	Fixed	Yes	25%
Private Co. B(6)	9/10/2020	9/1/2023	16,402,989	3.8%	16,537,576	14.7%	4.0%	Fixed	Yes	30%
Private Co. C	11/5/2020	12/1/2025	24,000,000	5.7%	21,966,639	16.8%	2.0%	Floating	Yes	25%
Sub of Private Co. G(7)	4/30/2021	5/1/2026	73,500,000	17.4%	75,131,829	18.3%	N/A	Floating	Yes	26%
Sub of Private Co. H(8)	5/11/2021	5/11/2023	5,781,250	1.4%	5,781,250	15.0%	N/A	Fixed	No	20%
Private Co. I(9)	7/14/2021	8/1/2026	10,501,945	2.5%	11,195,707	16.9%	4.5%	Floating	Yes	24%
Private Co. J(10)	8/30/2021	9/1/2025	23,000,000	5.5%	22,651,213	16.9%	4.0%	Floating	Yes	25%
Private Co. K	4/28/2022	5/3/2027	14,500,379	3.4%	13,000,255	16.8%	2.0%	Floating	Yes	26%
Private Co. L	4/20/2022	5/1/2026	63,000,000	15.0%	50,945,492	12.0%	N/A	Fixed	Yes	16%
Sub of Public Co. H	12/16/2021	1/1/2026	90,000,000	21.4%	75,000,000	13.8%	N/A	Floating	No	18%
Sub of Public Co. M	8/26/2022	8/27/2025	8,822,000	2.1%	8,822,000	9.5%	N/A	Fixed	No	14%
		Subtotal(11)	$421,357,243	100.0%	$390,889,025	14.6%	1.5%			21%
										Wtd Average
Information is as of March 31, 2023 unless otherwise specified. Borrower names have been kept confidential due to confidentiality agreement obligations.
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
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of March 31, 2023 applied through maturity. Actual results could differ from those estimates and assumptions.

Index
(3)Estimated YTM for the loan with Private Company A is enhanced by purchase discounts attributed to the fair value of equity warrants that were separated from the loan prior to our acquisition of such loan. The purchase discounts accrete to income over the respective remaining terms of the applicable loan.
(4)As of October 1, 2022, these loans were placed on non-accrual status.
(5)Cash interest and PIK interest rates for Private Company A represent a blended rate of differing cash interest and PIK interest rates applicable to each of the tranches to which the Company is a lender under the senior secured term loan credit facility with Private Company A (as may be amended, restated, and supplemented or otherwise modified from time to time, the ‘‘Private Company A Credit Facility’’).
(6)Cash interest and PIK interest rates for Private Co. B are weighted average rates. As amended, an additional 4.0% PIK interest rate is applicable from January 15, 2023 to April 30, 2023.
(7)As amended, 75.0% of Subsidiary of Private Company G’s monthly cash interest is paid in kind from December 1, 2022 to May 1, 2023.
(8)Loan to Subsidiary of Private Company H does not reflect the borrower’s option to request up to two maturity extensions each for an additional six months from the then-existing loan maturity date. The first extension, which is available at the borrower’s sole option, is subject to a payment of a 2.0% fee. The second extension is subject to the approval of all lenders.
(9)As amended, between 50.0% and 60.0% of Private Company I’s monthly cash interest is paid in kind from October 1, 2022 to April 1, 2023.
(10)Effective April 1, 2023, Private Company J switched from LIBOR to SOFR.
(11)The interest and PIK subtotal rates are weighted average rates.
Collateral Overview
Our loans are secured by various types of assets of our borrowers, including real property and certain personal property, such as the value associated with licenses (where applicable), equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.
With respect to our loans to cannabis operators, we do not have liens on cannabis inventory and are generally restricted from taking ownership of state licenses by current statutory prohibitions and exchange listing standards. The documents governing our loans also include a variety of provisions intended to provide remedies against the value associated with licenses. For example, some loan documents require a grant of a security interest in all property of the entities holding licenses to the extent not prohibited by applicable law or regulations (or requiring regulatory approval), equity pledges of entities holding licenses, receivership remedies and/or other remedies to secure the value associated with the borrowers’ licenses. Upon default of a loan, we may seek to sell the loan to a third party or have an affiliate or a third party work with the borrower to have the borrower sell collateral securing the loan to a third party or institute a foreclosure proceeding to have such collateral sold, in each case, to generate funds towards the payoff of the loan. While we believe that the appraised value of any real estate assets or other collateral securing our loans may impact the amount of the recovery in each such scenario, the amount of any such recovery from the sale of such real estate or other collateral may be less than the appraised value of such collateral and the sale of such collateral may not be sufficient to pay off the remaining balance on the defaulted loan. Becoming the holder of a license through foreclosure or otherwise, the sale of a license or other realization of the value of licenses requires the approval of regulatory authorities. As of March 31, 2023, our portfolio of assets held outside of TRS1 had a weighted average real estate collateral coverage of approximately 1.1 times our aggregate committed principal amount of such loans, with the real estate collateral coverage for each of our loans measured as of the time of closing for such loan and based on various sources of data available at such time. We calculate our weighted average real estate collateral coverage by estimating the underlying value of our real estate collateral based on various objective and subjective factors, including, without limitation, third-party appraisals, total cost basis of the subject property and/or our own internal estimates.

Index
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
Our net cash provided by operating activities for the three months ended March 31, 2023 of approximately $4.4 million was less than our dividend payments of $11.4 million made during the same period due to earned OID of $1.2 million, gain on extinguishment of debt of $2.0 million, and the net change in interest reserve of $3.0 million. OID relates to cash withheld by the Company upon funding of its investments and is included under the ‘Supplemental disclosure of non-cash activity’ on the Consolidated Statements of Cash Flows.
Capital Markets
Our Shelf Registration Statement became effective on April 18, 2022, allowing us to sell, from time to time in one or more offerings, up to $1.0 billion of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock or preferred stock. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We may also access liquidity through our ATM Program, which was established in April 2022, pursuant to which we may sell, from time to time, up to $75.0 million of our common stock. During the three months ended March 31, 2023, we did not sell any shares of our common stock under the Sales Agreement.
We may seek to raise further equity capital and issue debt securities in order to fund our future investments in loans. As the cannabis industry continues to evolve and to the extent that additional states legalize cannabis, the demand for capital continues to increase as operators seek to enter and build out new markets. We expect the principal amount of the loans we originate for cannabis operators to increase. We also expect our expanded investment focus to require additional capital. As a result, we expect we will need to raise additional equity and/or debt funds to increase our liquidity in the near future.
As of March 31, 2023 and December 31, 2022, all of our cash was unrestricted and totaled approximately $80.6 million and $140.4 million, respectively.
As of March 31, 2023, we believe that our cash on hand, capacity available under our line of credit and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.

Index
Revolving Credit Facility
On April 29, 2022, we entered into a Revolving Credit Agreement by and among us, the other loan parties from time to time party thereto, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto, pursuant to which, we obtained a $60.0 million senior secured revolving credit facility. As of March 31, 2023, we had $0.0 million of borrowings outstanding and $60.0 million of availability under our Revolving Credit Agreement, which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by us and subject to the satisfaction of other conditions provided under the Revolving Credit Facility.
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions, which may be increased to up to $100.0 million in aggregate (subject to available borrowing base and additional commitments), and contains a maturity date of April 29, 2025. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. During the year ended December 31, 2022, we incurred a one-time commitment fee expense of approximately $0.5 million, which is amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, to be paid semi-annually in arrears, which is included within interest expense in our consolidated statements of operations.
Our obligations under the Revolving Credit Facility are secured by certain assets of ours comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, we are subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.50 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of us and our subsidiaries. To the best of our knowledge, as of March 31, 2023, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
Termination of AFC Finance Revolving Credit Facility
On April 29, 2022, upon our entry into the Revolving Credit Facility, we terminated the AFCF Revolving Credit Facility with AFC Finance, LLC. In connection with the termination, we paid the remaining amount of the commitment fee outstanding of approximately $0.1 million and accelerated the remaining deferred financing costs of approximately $0.1 million in the second quarter of 2022. There were no other payments, premiums or penalties required to be paid in connection with the termination.
2027 Senior Notes
On November 3, 2021, we issued $100.0 million in aggregate principal amount of the 2027 Senior Notes. The 2027 Senior Notes accrue interest at a rate of 5.75% per annum. Interest on the 2027 Senior Notes is due semi-annually on May 1 and November 1 of each year, which began on May 1, 2022. The net proceeds from the issuance of the 2027 Senior Notes were approximately $97.0 million, after deducting the initial purchasers’ discounts and commissions and estimated offering fees and expenses payable by us. We used the net proceeds from the issuance of the 2027 Senior Notes (i) to fund loans related to unfunded commitments to existing borrowers, (ii) to originate and participate in commercial loans to companies operating in the cannabis industry that are consistent with our investment strategy and (iii) for working capital and other general corporate purposes. The terms of the 2027 Senior Notes are governed by the Indenture. Under the Indenture governing the 2027 Senior Notes, we are required to cause all of our existing and future subsidiaries to guarantee the 2027 Senior Notes, other than certain immaterial subsidiaries as set forth in the Indenture. Subsequent to the transfer of our investment in the senior secured loan to Private Company I to TRS1 on April 1, 2022, TRS1 was added as a subsidiary guarantor under the Indenture. As of March 31, 2023, the 2027 Senior Notes are guaranteed by TRS1.
Prior to February 1, 2027, we may redeem the 2027 Senior Notes in whole or in part, at a price equal to the greater of 100% of the principal amount of the 2027 Senior Notes being redeemed or a make-whole premium set forth in the Indenture, plus accrued and unpaid interest thereon to, but excluding, the applicable redemption date. On or after February 1, 2027, we may redeem the 2027 Senior Notes in whole or in part at a price equal to 100% of the principal amount of the 2027 Senior Notes being redeemed, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The Indenture also requires us to offer to purchase all of the 2027 Senior Notes at a purchase price equal to 101% of the principal amount of the 2027 Senior Notes, plus accrued and unpaid interest if a “change of control triggering event” (as defined in the Indenture) occurs.

Index
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
During the three months ended March 2023, we repurchased $10.0 million in principal amount of our 2027 Senior Notes at 77.4% of par value, plus accrued interest. This resulted in a gain on extinguishment of debt of approximately $2.0 million, recorded within the unaudited interim consolidated statements of operations. Following this transaction, as of March 31, 2023, we had $90.0 million in principal amount of the 2027 Senior Notes outstanding.
The table below sets forth the material terms of our outstanding senior notes as of the date of this quarterly report:

Senior Notes	Issue Date	Amount Outstanding	Interest Rate Coupon	Maturity Date	Interest Due Dates	Optional Redemption Date
2027 Senior Notes	November 3, 2021	$90.0 million	5.75%	May 1, 2027	May 1 and November 1	February 1, 2027
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
Debt Service
As of March 31, 2023, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.
Cash Flows
The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2023 and 2022:

	March 31,
	2023	2022
Net income	$10,025,274	$10,162,120
Adjustments to reconcile net income to net cash (used in) provided by operating activities and changes in operating assets and liabilities	(5,642,647)	(5,496,773)
Net cash provided by (used in) operating activities	4,382,627	4,665,347
Net cash provided by (used in) investing activities	14,991,616	(30,047,753)
Net cash (used in) provided by financing activities	(79,141,340)	(20,248,463)
Change in cash and cash equivalents	$(59,767,097)	$(45,630,869)
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2023 was approximately $4.4 million, compared to approximately $4.7 million for the same period in 2022. The decrease of approximately $(0.3) million during the three months ended March 31, 2022 to March 31, 2023 was primarily due to an increase in the gain on extinguishment of debt of approximately $(2.0) million, increase in PIK interest of approximately $(2.9) million, offset by a decrease in accretion of OID of approximately $2.7 million and increase in unrealized losses on loans held at fair value of approximately $1.6 million, respectively.

Index
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2023 was approximately $15.0 million, compared to net cash used in investing activities of approximately $(30.0) million for the same period in 2022. The increase of net cash provided by investing activities of approximately $45.0 million during the three months ended March 31, 2022 to March 31, 2023 was primarily due to a decrease in issuance and fundings on loans of approximately $48.9 million, an increase in proceeds from the sale of loans of approximately $13.7 million, offset by a decrease in principal repayments of loans of approximately $(17.6) million, respectively.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities during the three months ended March 31, 2023 was approximately $(79.1) million, compared to approximately $(20.2) million for the same period in 2022. The decrease of approximately $(58.9) million during the three months ended March 31, 2022 to March 31, 2023 was primarily due to a decrease in proceeds from the sale of common stock of approximately $(63.9) million, repayments on the 2027 Senior Notes of approximately $(7.7) million, offset by a lower repayment on the Revolving Credit Facility of approximately $15.0 million, respectively.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of March 31, 2023 are as follows:

	As of March 31, 2023
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$19,802,986	$12,054,508	$—	$—	$31,857,494
Total	$19,802,986	$12,054,508	$—	$—	$31,857,494

As of March 31, 2023, all unfunded commitments relate to our total loan commitments and were available for funding in less than two years.

We also had the following contractual obligations as of March 31, 2023 relating to the 2027 Senior Notes:

	As of March 31, 2023
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations(1)	$5,175,000	$10,350,000	$97,762,500	$—	$113,287,500
Total	$5,175,000	$10,350,000	$97,762,500	$—	$113,287,500
(1) Amounts include projected interest payments during the period based on interest rates in effect as of March 31, 2023.
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
Critical Accounting Policies and Estimates
As of March 31, 2023, there were no significant changes in or changes in the application of our critical accounting policies or estimates from those presented in our Annual Report on Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of March 31, 2023, a decrease of 50 bps or increase of 50 bps of the market yield would have resulted in a change in unrealized gain (loss) of approximately $0.5 million and $(0.5) million, respectively. As of March 31, 2023, we had six floating-rate loans, representing approximately 56% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates included one-month LIBOR subject to a weighted average floor of 1.0% and quoted at 4.9%, one-month SOFR subject to a weighted average floor of 1.0% and quoted at 4.8% and U.S. prime rate subject to a weighted average floor of 4.9% and quoted at 8.0%. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $2.2 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $(2.2) million.

Index
Potential Impact of LIBOR Transition
As of March 31, 2023, six of our loans, representing approximately 56% of our portfolio based on aggregate outstanding principal balances, paid interest at a variable rate tied to either LIBOR, SOFR, or U.S. prime rate. If one of these floating benchmarks are no longer available, our applicable loan documents generally include fallback provisions that allow us to choose a new index based upon comparable information. However, if each of these benchmarks are no longer available, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our loans. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of loans that we are financing. As of March 31, 2023, only two of our loans paid interest at a variable rate tied to LIBOR. Subsequent to March 31, 2023, one loan transitioned from LIBOR to SOFR. The remaining loan we plan to transition to an alternative benchmark rate either through modification or replacement in accordance with the fallback provisions in the loan documents by June 30, 2023. We continue to monitor the transition guidance provided by the ARRC, the FASB and other relevant regulators, agencies and industry working groups, and we continue to engage with clients, lenders, market participants and other industry leaders as the transition from LIBOR progresses.
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our consolidated balance sheet. As of March 31, 2023 and December 31, 2022, three of our loans held for investment were carried at fair value within loans held at fair value in our consolidated balance sheets, with changes in fair value recorded through earnings.
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
Credit risk will also be addressed through our Manager’s ongoing review, and loans will be monitored for variance from expected prepayments, defaults, severities, losses and cash flow on a quarterly basis.

Index
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
Our loan portfolio as of March 31, 2023 was concentrated with the top four borrowers representing approximately 73.5% of the aggregate outstanding principal balances and approximately 73.9% of the total loan commitments. Additionally, the industry is experiencing significant consolidation, which we expect to increase, among cannabis operations and certain of our borrowers may combine, increasing the concentration of our borrower portfolio with those consolidated operators. Our largest credit facility represented approximately 19.2% of the aggregate outstanding principal balances of our portfolio and approximately 21.4% of our total loan commitments as of March 31, 2023. The borrower under this credit facility is a Subsidiary of Public Company H, a multi-state operator with real estate assets in several states, certain of which have been included as collateral in connection with the senior term loan. Our portion of the senior term loan provided to such borrower had a principal amount of $75.0 million outstanding as of March 31, 2023 and $15.0 million unfunded. This senior term loan accrues interest at a variable rate of U.S. prime rate plus 5.8%, subject to a U.S. prime rate floor of 5.5%.
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, which replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”). We adopted ASU No. 2016-13 as of July 31, 2020, the date of our commencement of operations. Subsequent period increases and decreases to expected credit losses impact earnings and are recorded within provision for current expected credit losses in our consolidated statement of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASU No. 2016-13 is a valuation account that is deducted from the amortized cost basis of our loans held at carrying value and loans receivable at carrying value in our consolidated balance sheet. The CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in our consolidated balance sheet. Refer to Note 6 within our unaudited interim consolidated financial statements titled “Current Expected Credit Losses” for more information on CECL.
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

Index
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
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of these and other inherent limitations of control systems, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of March 31, 2023, we were not subject to any material legal proceedings.
Item 1A. Risk Factors
Except as disclosed below, during the quarter ended March 31, 2023, there were no material changes to the Risk Factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Index
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2023.
Repurchases of Common Stock
There were no issuer repurchases of common stock during the quarter ended March 31, 2023.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
On March 6, 2023, we entered into an amendment to our Management Agreement between us and our Manager (the “Management Agreement Amendment”). Our Manager is a wholly-owned subsidiary of an entity that is over 70%, 10% and 5% beneficially owned by Leonard M. Tannenbaum, our Chief Executive Officer and Chairman of the Board, Robyn Tannenbaum, our President, and Jonathan Kalikow, our Head of Real Estate and one of our directors, respectively. Pursuant to the Management Agreement Amendment, the Management Agreement was amended to update the investment guidelines to allow for investments in second lien loans secured by mortgages to businesses that are not related to the cannabis industry. In addition, the definition of the Investment Committee was amended to allow independent contractors to serve on the Investment Committee and to allow for a majority vote for any action taken by the Investment Committee at any time that the Investment Committee is comprised of at least four members. A copy of the Management Agreement Amendment is filed as Exhibit 10.1C to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference.

Index
Item 6.     Exhibits

Exhibit No.	Description of Exhibits
3.1	Articles of Amendment and Restatement of AFC Gamma, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).
3.1A	Articles of Amendment, dated March 10, 2022 (filed as Exhibit 3.1A to the Company’s Annual Report on Form 10-K on March 10, 2022 and incorporated herein by reference).
3.4	Amended and Restated Bylaws of AFC Gamma, Inc. (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).
4.2	Indenture, dated as of November 3, 2021, by and between AFC Gamma, Inc. and TMI Trust Company, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on November 3, 2021 and incorporated herein by reference).
4.3	Form of 5.750% Senior Notes due 2027 (included in Exhibit 4.2).
10.1A	First Amendment to Amended and Restated Management Agreement, dated March 10, 2022, by and between AFC Gamma, Inc. and AFC Management, LLC (filed as Exhibit 10.1A to the Company’s Annual Report on Form 10-K on March 10, 2022 and incorporated herein by reference).
10.1B	Second Amendment to Amended and Restated Management Agreement, dated November 7, 2022, by and between AFC Gamma, Inc. and AFC Management, LLC (filed as Exhibit 10.1B to the Company’s Quarterly Report on Form 10-Q on November 8, 2022 and incorporated herein by reference).
10.1C	Third Amendment to Amended and Restated Management Agreement, dated March 6, 2023 by and between AFC Gamma, Inc. and AFC Management, LLC (filed as Exhibit 10.1C to the Company’s Annual Report on Form 10-K on March 7, 2023 and incorporated herein by reference).
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

Date: May 10, 2023
AFC GAMMA, INC.

	By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Brandon Hetzel
Brandon Hetzel
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)