Form 10-Q
period 2023-06-30
AFC Gamma, Inc.
filed 2023-08-08
CIK 1822523

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at August 8, 2023
Common stock, $0.01 par value per share	20,457,697

Index
AFC GAMMA, INC.
TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AFC GAMMA, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Loans held for investment at fair value (cost of $99,291,215 and $100,635,985 at June 30, 2023 and December 31, 2022, respectively, net)	$95,940,672	$99,226,051

Loans held for investment at carrying value, net	283,752,558	285,177,112
Loan receivable held at carrying value, net	2,040,058	2,220,653
Current expected credit loss reserve	(13,129,270)	(13,538,077)
Loans held for investment at carrying value and loan receivable held at carrying value, net of current expected credit loss reserve	272,663,346	273,859,688

Cash and cash equivalents	82,079,402	140,372,841
Interest receivable	2,605,303	5,257,475
Prepaid expenses and other assets	697,888	460,844
Total assets	$453,986,611	$519,176,899

Liabilities
Interest reserve	$1,130,541	$3,200,944
Accrued interest	889,167	1,036,667
Due to affiliate	19,418	18,146
Dividends payable	9,819,695	11,403,840
Current expected credit loss reserve	259,174	754,128
Accrued management and incentive fees	3,313,493	3,891,734
Accrued direct administrative expenses	1,242,669	1,843,652
Accounts payable and other liabilities	1,284,153	836,642
Payable for securities purchased	7,995,934	—
Senior notes payable, net	87,714,130	97,131,777
Line of credit payable, net	—	60,000,000
Total liabilities	113,668,374	180,117,530
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at June 30, 2023 and December 31, 2022 and 125 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1	1
Common stock, par value $0.01 per share, 50,000,000 shares authorized at June 30, 2023 and December 31, 2022 and 20,457,697 and 20,364,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	204,577	203,640
Additional paid-in capital	349,216,404	348,817,914
Accumulated (deficit) earnings	(9,102,745)	(9,962,186)
Total shareholders’ equity	340,318,237	339,059,369

Total liabilities and shareholders’ equity	$453,986,611	$519,176,899
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue
Interest income	$17,675,188	$21,651,207	$36,175,674	$40,287,060
Interest expense	(1,575,775)	(1,747,004)	(3,243,935)	(3,447,119)
Net interest income	16,099,413	19,904,203	32,931,739	36,839,941
Expenses
Management and incentive fees, net (less rebate of $427,581, $488,050, $906,225 and $875,543, respectively)	3,313,493	4,201,568	7,017,712	8,048,781
General and administrative expenses	1,075,873	1,177,437	3,082,008	2,321,881
Stock-based compensation	130,769	117,397	411,347	1,107,420
Professional fees	419,577	293,311	840,475	692,679
Total expenses	4,939,712	5,789,713	11,351,542	12,170,761
Provision for current expected credit losses	1,606,187	(1,593,048)	903,761	(2,498,177)
Realized (losses) gains on sales of investments, net	—	—	(26,384)	450,000
Gain (loss) on extinguishment of debt	—	—	1,986,381	—
Change in unrealized (losses) gains on loans at fair value, net	(462,918)	(1,005,454)	(1,940,609)	(924,611)
Net income before income taxes	12,302,970	11,515,988	22,503,346	21,696,392
Income tax expense	167,637	164,315	342,739	182,599
Net income	$12,135,333	$11,351,673	$22,160,607	$21,513,793

Earnings per common share:
Basic earnings per common share (in dollars per share)	$0.59	$0.57	$1.08	$1.10
Diluted earnings per common share (in dollars per share)	$0.59	$0.57	$1.08	$1.09

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding (in shares)	20,317,341	19,715,749	20,310,606	19,518,964
Diluted weighted average shares of common stock outstanding (in shares)	20,322,857	19,811,594	20,381,724	19,614,809
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$12,135,333	$11,351,673	$22,160,607	$21,513,793
Other comprehensive income (loss):
Reversal of unrealized loss to recognized loss on debt securities available for sale held at fair value	—	—	—	168,750
Total other comprehensive income (loss)	—	—	—	168,750
Total comprehensive income	$12,135,333	$11,351,673	$22,160,607	$21,682,543
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Three months ended June 30, 2023
	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at March 31, 2023	$1	20,489,234	$204,892	$349,085,320	$—	$(11,410,883)	$337,879,330
Stock-based compensation	—	(31,537)	(315)	131,084	—	—	130,769
Dividends declared on common shares ($0.48 per share)	—	—	—	—	—	(9,819,695)	(9,819,695)
Dividends declared on preferred shares ($60 per share)	—	—	—	—	—	(7,500)	(7,500)
Net income	—	—	—	—	—	12,135,333	12,135,333
Balance at June 30, 2023	$1	20,457,697	$204,577	$349,216,404	$—	$(9,102,745)	$340,318,237

Three months ended June 30, 2022
	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at March 31, 2022	$1	19,742,940	$196,784	$338,102,982	$—	$(1,789,374)	$336,510,393
Issuance of common stock, net of offering costs	—	114,932	1,149	1,347,662	—	—	1,348,811
Stock-based compensation	—	—	—	117,397	—	—	117,397
Dividends declared on common shares ($0.56 per share)	—	—	—	—	—	(11,120,409)	(11,120,409)
Dividends declared on preferred shares ($60 per share)	—	—	—	—	—	(7,500)	(7,500)
Net income	—	—	—	—	—	11,351,673	11,351,673
Balance at June 30, 2022	$1	19,857,872	$197,933	$339,568,041	$—	$(1,565,610)	$338,200,365
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Six months ended June 30, 2023
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2022	$1	20,364,000	$203,640	$348,817,914	$—	$(9,962,186)	$339,059,369
Stock-based compensation	—	93,697	937	398,490	—	—	399,427
Dividends declared on common shares ($1.04 per share)	—	—	—	—	—	(21,293,666)	(21,293,666)
Dividends declared on preferred shares ($60 per share)	—	—	—	—	—	(7,500)	(7,500)
Net income	—	—	—	—	—	22,160,607	22,160,607
Balance at June 30, 2023	$1	20,457,697	$204,577	$349,216,404	$—	$(9,102,745)	$340,318,237

Six months ended June 30, 2022
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2021	$1	16,442,812	$163,866	$274,172,934	$(168,750)	$(1,092,877)	$273,075,174
Issuance of common stock, net of offering costs	—	3,406,764	34,067	64,287,687	—	—	64,321,754
Stock-based compensation	—	8,296	—	1,107,420	—	—	1,107,420
Dividends declared on common shares ($1.11 per share)	—	—	—	—	—	(21,979,026)	(21,979,026)
Dividends declared on preferred shares ($60 per share)	—	—	—	—	—	(7,500)	(7,500)
Other comprehensive income (loss)	—	—	—	—	168,750	—	168,750
Net income	—	—	—	—	—	21,513,793	21,513,793
Balance at June 30, 2022	$1	19,857,872	$197,933	$339,568,041	$—	$(1,565,610)	$338,200,365
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2023	2022
Operating activities:
Net income	$22,160,607	$21,513,793
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for current expected credit losses	(903,761)	2,498,177
Realized losses (gains) on sale of investments, net	26,384	(450,000)
(Gain) loss on extinguishment of debt	(1,986,381)	—
Change in unrealized losses (gains) on loans at fair value, net	1,940,609	924,611
Accretion of deferred loan original issue discount and other discounts	(2,496,655)	(8,337,513)
Amortization of deferred financing costs - revolving credit facility	116,452	182,125
Amortization of deferred financing costs - senior notes	323,734	325,758
Stock-based compensation	399,427	1,107,420
Payment-in-kind interest	(8,109,786)	(3,475,182)
Changes in operating assets and liabilities
Interest receivable	2,652,172	(384,377)
Prepaid expenses and other assets	(145,996)	226,826
Interest reserve	(3,570,403)	404,344
Accrued interest	(147,500)	(33,507)
Accrued management and incentive fees, net	(578,241)	1,378,523
Accrued direct administrative expenses	(600,983)	(118,664)
Accounts payable and other liabilities	448,783	(536,112)
Net cash provided by (used in) operating activities	9,528,462	15,226,222

Cash flows from investing activities:
Issuance of and fundings on loans	(16,796,204)	(103,799,812)
Proceeds from sales of loans	21,312,827	10,600,000
Sale of available-for-sale debt securities	—	15,900,000
Principal repayment of loans	18,509,287	28,176,844
Net cash provided by (used in) investing activities	23,025,910	(49,122,968)

Cash flows from financing activities:
Proceeds from sale of common stock	—	65,971,445
Payment of offering costs - equity offering	—	(1,649,691)
Payment of financing costs	(225,000)	—
Dividends paid to common and preferred shareholders	(22,885,311)	(19,087,523)
Repayment of senior notes	(7,737,500)	—
Repayment on revolving credit facility	(60,000,000)	(75,000,000)
Net cash provided by (used in) financing activities	(90,847,811)	(29,765,769)

Net (decrease) increase in cash and cash equivalents	(58,293,439)	(63,662,515)
Cash and cash equivalents, beginning of period	140,372,841	109,246,048
Cash and cash equivalents, end of period	$82,079,402	$45,583,533

Supplemental disclosure of non-cash activity:
Interest reserve withheld from funding of loans	$1,500,000	$—
OID withheld from funding of loans	$2,610,000	$4,682,675
Change in other comprehensive income (loss) during the period	$—	$168,750
Payable for securities purchased	$7,995,934	$—
Dividends declared and not yet paid	$9,819,695	$11,120,409

Supplemental information:
Interest paid during the period	$2,951,250	$2,972,743
Income taxes paid during the period	$415,359	$40,588
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2023
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
Recent Accounting Pronouncements
The Company considered the applicability and impact of all Accounting Standard Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). Recently issued ASU’s were assessed and determined either to be not applicable or expected to have minimal impact on the Company’s unaudited interim consolidated financial statements.
3.    LOANS HELD FOR INVESTMENT AT FAIR VALUE
As of June 30, 2023 and December 31, 2022, the Company’s portfolio included three loans held at fair value. The aggregate originated commitment under these loans was approximately $98.4 million and $104.3 million, respectively, and outstanding principal was approximately $100.3 million and $102.4 million as of June 30, 2023 and December 31, 2022, respectively. For the six months ended June 30, 2023, the Company funded approximately $1.7 million of additional principal and had approximately $5.9 million of principal repayments of loans held at fair value. As of June 30, 2023 and December 31, 2022, none of the Company’s loans held at fair value had floating interest rates.
The following tables summarize the Company’s loans held at fair value as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loans	$95,940,672	$99,291,215	$100,271,604	0.7
Total loans held at fair value	$95,940,672	$99,291,215	$100,271,604	0.7

	As of December 31, 2022
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loans	$99,226,051	$100,635,985	$102,376,546	1.2
Total loans held at fair value	$99,226,051	$100,635,985	$102,376,546	1.2
(1)Refer to Note 14 to the Company's unaudited interim consolidated financial statements.
(2)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs.
(3)Weighted average remaining life is calculated based on the fair value of the loans as of June 30, 2023 and December 31, 2022.

Index
The following table presents changes in loans held at fair value as of and for the six months ended June 30, 2023:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2022	$102,376,546	$(1,740,561)	$(1,409,934)	$99,226,051
Change in unrealized gains (losses) on loans at fair value, net	—	—	(1,940,609)	(1,940,609)
New fundings	1,705,873	—	—	1,705,873
Accretion of original issue discount	—	760,172	—	760,172
Loan repayments	(5,897,934)	—	—	(5,897,934)
PIK interest	2,087,119	—	—	2,087,119
Total loans held at fair value at June 30, 2023	$100,271,604	$(980,389)	$(3,350,543)	$95,940,672
As of June 30, 2023, the Company had one loan held at fair value on non-accrual status with an outstanding principal amount of approximately $1.2 million with a related unrealized loss recorded of approximately $(1.2) million.
A more detailed listing of the Company’s loans held at fair value portfolio based on information available as of June 30, 2023 is as follows:

	Collateral Location	Collateral Type (1)	Fair Value (2)	Carrying Value (3)	Outstanding Principal (3)	Interest Rate		Maturity Date (4)	Payment Terms (5)

Private Co. A	AZ, MI, MA, NM	C, D	$78,414,898	$80,367,494	$81,274,550	15.7%	(6)	5/8/2024	P/I
Public Co. A	NV	C	—	1,213,416	1,213,416	15.0%	(7)	9/30/2023	I/O
Private Co. B	MI	C, D	17,525,774	17,710,305	17,783,638	18.7%	(8)	9/1/2023	P/I
Total loans held at fair value			$95,940,672	$99,291,215	$100,271,604
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
(6)Base weighted average interest rate of 12.9% and payment-in-kind (“PIK”) weighted average interest rate of 2.8%.
(7)Base interest rate of 7.5% and PIK interest rate of 7.5%. As of October 1, 2022, this loan was placed on non-accrual status.
(8)Base weighted average interest rate of 14.7% and PIK interest rate of 4.0%. As amended, an additional 4.0% PIK interest rate is applicable from January 15, 2023 through maturity on September 1, 2023.

Index
4.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of June 30, 2023 and December 31, 2022, the Company’s portfolio included eight and nine loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $306.3 million and $338.9 million, respectively, and outstanding principal was approximately $294.8 million and $296.6 million, respectively, as of June 30, 2023 and December 31, 2022. During the six months ended June 30, 2023, the Company funded approximately $27.2 million of additional principal, had approximately $12.4 million of principal repayments of loans held at carrying value and sold $22.6 million in the aggregate of the Company’s investment in Subsidiary of Public Company M and Private Company I. As of June 30, 2023 and December 31, 2022, approximately 75% and 73%, respectively, of the Company’s loans held at carrying value had floating interest rates. As of June 30, 2023, these floating benchmark rates included one-month LIBOR subject to a weighted average floor of 1.0% and quoted at 5.2%, one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 1.0% and quoted at 5.1% and U.S. prime rate subject to a weighted average floor of 4.9% and quoted at 8.3%.
The following tables summarize the Company’s loans held at carrying value as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$294,766,125	$(11,013,567)	$283,752,558	2.7
Total loans held at carrying value	$294,766,125	$(11,013,567)	$283,752,558	2.7

	As of December 31, 2022
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$296,584,529	$(11,407,417)	$285,177,112	3.1
Total loans held at carrying value	$296,584,529	$(11,407,417)	$285,177,112	3.1

(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of June 30, 2023 and December 31, 2022.

Index
The following table presents changes in loans held at carrying value as of and for the six months ended June 30, 2023:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2022	$296,584,529	$(11,407,417)	$285,177,112
New fundings	27,196,265	(2,610,000)	24,586,265
Accretion of original issue discount	—	1,736,483	1,736,483
Loan repayments	(9,586,534)	—	(9,586,534)
Sale of loans	(22,606,578)	1,267,367	(21,339,211)
PIK interest	6,022,667	—	6,022,667
Loan amortization payments	(2,844,224)	—	(2,844,224)
Total loans held at carrying value at June 30, 2023	$294,766,125	$(11,013,567)	$283,752,558
As of June 30, 2023, the Company had two loans held at carrying value on non-accrual status. As of May 1, 2023, Private Company I was placed on non-accrual status with an outstanding principal amount of approximately $3.8 million with a related current expected credit loss reserve recorded of approximately $0.5 million. As of June 1, 2023, Subsidiary of Private Company G was placed on non-accrual status with an outstanding principal amount of approximately $79.0 million with a related current expected credit loss reserve recorded of approximately $8.3 million.
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of June 30, 2023 is as follows:

	Collateral Location	Collateral Type (1)	Outstanding Principal (2)	Original Issue Discount	Carrying Value (2)	Interest Rate		Maturity Date (3)	Payment Terms (4)

Private Co. C	PA	C, D	$18,646,082	$(465,708)	$18,180,374	19.3%	(5)	12/01/2025	P/I
Sub. of Private Co. G	MO, NJ, PA	C, D	78,976,331	(1,589,918)	77,386,413	18.5%	(6)	05/01/2026	P/I
Private Co. K	MA	C, D	13,066,813	(765,865)	12,300,948	19.1%	(7)	05/03/2027	P/I
Private Co. I	MD	C, D	3,767,454	(50,036)	3,717,418	21.7%	(8)	08/01/2026	P/I
Private Co. J	MO	C, D	22,487,445	(426,390)	22,061,055	21.1%	(9)	09/01/2025	P/I
Sub. of Public Co. H	CT, IA, IL, ME, MI, NJ, PA	C, D	84,000,000	(3,053,269)	80,946,731	14.0%	(10)	01/01/2026	I/O
Private Co. L	MO, OH	C, D	53,000,000	(1,821,429)	51,178,571	12.0%	(11)	05/01/2026	P/I
Sub. of Public Co. M	IL, MI, MA, NJ, OH, PA	C, D	20,822,000	(2,840,952)	17,981,048	9.5%	(12)	08/27/2025	I/O
Total loans held at carrying value			$294,766,125	$(11,013,567)	$283,752,558
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
(6)Base interest rate of 10.25% plus U.S. prime rate (U.S. prime rate floor of 4.5%). As amended, 75.0% of the monthly cash interest was paid in kind from December 1, 2022 to May 1, 2023. As of June 1, 2023, this loan was placed on non-accrual status.
(7)Base interest rate of 12.0% plus SOFR (SOFR floor of 1.0%) and PIK interest rate of 2.0%.

Index
(8)Base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and PIK interest rate of 4.5%. As amended, between 50.0% and 60.0% of the monthly cash interest was paid in kind from October 1, 2022 to April 1, 2023 and an additional 5.0% default rate has been applied since May 8, 2023 and the agent on this credit facility has since initiated a foreclosure proceeding. As of May 1, 2023, this loan was placed on non-accrual status.
(9)Base interest rate of 12.0% plus SOFR (SOFR floor of 1.0%) and PIK interest rate of 4.0%. Effective April 1, 2023, Private Company J transitioned from LIBOR to SOFR.
(10)Base interest rate of 5.8% plus U.S. prime rate (U.S. prime rate floor of 5.5%).
(11)Base interest rate of 12.0%.
(12)Base interest rate of 9.5%.
5.    LOAN RECEIVABLE HELD AT CARRYING VALUE
As of June 30, 2023 and December 31, 2022, the Company’s portfolio included one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately $2.0 million and $2.2 million as of June 30, 2023 and December 31, 2022, respectively. During the six months ended June 30, 2023, the Company had approximately $0.2 million of principal repayments of loan receivable held at carrying value.
The following table presents changes in loans receivable as of and for the six months ended June 30, 2023:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2022	$2,222,339	$(1,686)	$2,220,653
Loan repayments	(180,595)	—	(180,595)
Total loan receivable held at carrying value at June 30, 2023	$2,041,744	$(1,686)	$2,040,058
As of June 30, 2023, the Company had one loan receivable held at carrying value on non-accrual status with an outstanding principal amount of approximately $2.0 million with a related current expected credit loss reserve recorded of approximately $0.5 million.
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

Index
As of June 30, 2023 and December 31, 2022, the Company’s CECL Reserve for its loans held at carrying value and loan receivable held at carrying value is approximately $13.4 million and $14.3 million, respectively, or 4.68% and 4.97%, respectively, of the Company’s total loans held at carrying value and loan receivable held at carrying value of approximately $285.8 million and $287.4 million, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $13.1 million and $13.5 million, respectively, and a liability for unfunded commitments of approximately $0.3 million and $0.8 million, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loan receivable held at carrying value as of and for the three and six months ended June 30, 2023 was as follows:

	Outstanding (1)	Unfunded (2)	Total
Balance at March 31, 2023	$14,408,793	$585,838	$14,994,631
Provision for current expected credit losses	(1,279,523)	(326,664)	(1,606,187)
Write-offs	—	—	—
Recoveries	—	—	—
Balance at June 30, 2023	$13,129,270	$259,174	$13,388,444

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2022	$13,538,077	$754,128	$14,292,205
Provision for current expected credit losses	(408,807)	(494,954)	(903,761)
Write-offs	—	—	—
Recoveries	—	—	—
Balance at June 30, 2023	$13,129,270	$259,174	$13,388,444
(1)As of June 30, 2023 and December 31, 2022, the CECL Reserve related to outstanding balances on loans held at carrying value and loan receivable held at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)As of June 30, 2023 and December 31, 2022, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.

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
As of June 30, 2023, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value and loan receivable held at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2022	2021	2020	Total
1	$—	$—	$—	$—
2	—	—	—	—
3	81,460,567	80,946,731	18,180,374	180,587,672
4	—	103,164,886	—	103,164,886
5	—	—	2,040,058	2,040,058
Total	$81,460,567	$184,111,617	$20,220,432	$285,792,616
7.    INTEREST RECEIVABLE
The following table summarizes the interest receivable by the Company as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023	As of December 31, 2022

Interest receivable	$2,129,890	$3,722,134
PIK receivable	449,422	1,409,678
Unused fees receivable	25,991	125,663
Total interest receivable	$2,605,303	$5,257,475
8.    INTEREST RESERVE
At June 30, 2023 and December 31, 2022, the Company had one and three loans, respectively, that included a loan-funded interest reserve. For the three and six months ended June 30, 2023, approximately $0.6 million and $3.6 million, respectively, of aggregate interest income was earned and disbursed from the interest reserves. For the three and six months ended June 30, 2022, approximately $1.4 million and $5.6 million, respectively, of aggregate interest income was earned and disbursed from the interest reserves.

Index
The following table presents changes in interest reserve as of and for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Beginning reserves	$1,690,334	$607,163	$3,200,944	$4,782,271
New reserves	—	6,000,000	1,526,065	6,000,000
Reserves disbursed	(559,793)	(1,420,548)	(3,596,468)	(5,595,656)
Ending reserves	$1,130,541	$5,186,615	$1,130,541	$5,186,615
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
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions (which may be increased to up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. During the year ended December 31, 2022, the Company incurred a one-time commitment fee expense of approximately $0.5 million, which was included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears, which is included within interest expense in the Company’s unaudited interim consolidated statements of operations. As of June 30, 2023 and December 31, 2022, the outstanding loan balance under the Revolving Credit Facility was $0.0 million and $60.0 million, respectively. All borrowings that were previously outstanding as of December 31, 2022 were repaid in full on January 3, 2023.
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

Index
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
Under the Indenture, the Company is required to cause all of its existing and future subsidiaries to guarantee the 2027 Senior Notes, other than certain immaterial subsidiaries as set forth in the Indenture. Subsequent to the Company’s investment in the senior secured loan to Private Company I being transferred to TRS1 on April 1, 2022, TRS1 was added as a subsidiary guarantor under the Indenture. As of June 30, 2023, the 2027 Senior Notes are guaranteed by TRS1.
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
During the six months ended June 30, 2023, the Company repurchased $10.0 million in principal amount of the Company’s 2027 Senior Notes at 77.4% of par value, plus accrued interest. This resulted in a gain on extinguishment of debt of approximately $2.0 million, recorded within the unaudited interim consolidated statements of operations. As of June 30, 2023, the Company had $90.0 million in principal amount of the 2027 Senior Notes outstanding.

Index
The 2027 Senior Notes are due on May 1, 2027. Scheduled principal payments on the 2027 Senior Notes as of June 30, 2023 are as follows:

2027 Senior Notes
Year
2023 (remaining)	$—
2024	—
2025	—
2026	—
2027	90,000,000
Thereafter	—
Total principal	$90,000,000
The following tables reflect a summary of interest expense incurred during the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30, 2023
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$1,293,750	$—	$—	$1,293,750
Unused fee expense	—	38,749	—	38,749
Amortization of deferred financing costs	166,082	77,194	—	243,276
Total interest expense	$1,459,832	$115,943	$—	$1,575,775

	Three months ended June 30, 2022
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$1,437,499	$—	$—	$1,437,499
Unused fee expense	—	—	14,583	14,583
Amortization of deferred financing costs	163,779	27,480	103,663	294,922
Total interest expense	$1,601,278	$27,480	$118,246	$1,747,004

	Six months ended June 30, 2023
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$2,702,500	$26,667	$—	$2,729,167
Unused fee expense	—	74,582	—	74,582
Amortization of deferred financing costs	323,734	116,452	—	440,186
Total interest expense	$3,026,234	$217,701	$—	$3,243,935

Index

	Six months ended June 30, 2022
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$2,859,027	$—	$19,792	$2,878,819
Unused fee expense	—	—	60,417	60,417
Amortization of deferred financing costs	325,758	27,480	154,645	507,883
Total interest expense	$3,184,785	$27,480	$234,854	$3,447,119
10.    COMMITMENTS AND CONTINGENCIES
As of June 30, 2023 and December 31, 2022, the Company had the following commitments to fund various investments:

	As of June 30, 2023	As of December 31, 2022

Total original loan commitments	$408,676,412	$447,101,864
Less: drawn commitments	(396,697,725)	(401,476,418)
Total undrawn commitments	$11,978,687	$45,625,446
The Company from time to time may be a party to litigation in the normal course of business. As of June 30, 2023, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.
On March 17, 2023, the Company appointed Brandon Hetzel to serve as its Chief Financial Officer and Treasurer in place of Brett Kaufman, effective as of such date, with Mr. Kaufman’s employment with AFC Management, LLC, the Company’s external manager (the “Manager”), terminated, effective as of April 17, 2023 (the “Separation Date”). In connection with his termination, Mr. Kaufman will receive (i) twelve (12) months’ worth of his current base salary, (ii) his annual target bonus, (iii) continued payment by our Manager of 100% of the COBRA premiums for him and his dependents for a period of twelve (12) months following his Separation Date, (iv) accelerated vesting of one (1) additional tranche of each of Mr. Kaufman’s outstanding equity awards, and (v) extension of the exercise period for Mr. Kaufman’s outstanding options until one (1) year following the Separation Date, contingent on Mr. Kaufman executing and not revoking a release of claims in favor of the Company. During the six months ended June 30, 2023, the Company recorded approximately $0.7 million in severance expense, recorded within general and administrative expenses within the unaudited interim consolidated statements of operations.
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

Index
11.    SHAREHOLDERS’ EQUITY
Series A Preferred Stock
As of June 30, 2023 and December 31, 2022, the Company has authorized 10,000 preferred shares and issued 125 of the preferred shares designated as 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”).
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

Index
At-the-Market Offering Program (“ATM Program”)
On April 5, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC and JMP Securities LLC, as Sales Agents, under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $75.0 million. Under the terms of the Sales Agreement, the Company has agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). During the three and six months ended June 30, 2023, the Company did not sell any shares of the Company’s common stock under the Sales Agreement. During the year ended December 31, 2022, the Company sold an aggregate of 621,398 shares of the Company’s common stock under the Sales Agreement at an average price of $18.30 per share generating net proceeds of approximately $10.4 million.
As of June 30, 2023, the shares of common stock sold under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.
Share Repurchase Program
On June 13, 2023, the Company's Board of Directors authorized a share repurchase program providing for the repurchase of up to $20.0 million of the Company's outstanding common stock (the “Repurchase Program”). The timing, price, and volume of repurchases will be based on the Company’s stock price, general market conditions, applicable legal requirements and other factors. The repurchase of the Company’s common stock may be made from time to time in the open market, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934. The Company expects to finance any share repurchases under the Repurchase Program using cash on hand, capacity available under our line of credit and cash flows from operations. The Repurchase Program may be discontinued, modified or suspended at any time. During the three and six months ended June 30, 2023, the Company did not repurchase any shares of its common stock pursuant to the Repurchase Program.
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
During the first quarter of 2023, the Company’s Board of Directors approved grants of restricted stock to the Company’s directors and officers, as well as certain employees of the Manager. In January 2023, the Company granted an aggregate of 125,234 shares of restricted stock to certain of our directors, officers and other eligible persons. The restricted stock granted in January 2023 under the 2020 Plan contain vesting periods that vary from immediately vested to vesting over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date. On June 20, 2023, the Company granted 1,159 shares of restricted stock to James C. Fagan in connection with his recent appointment to the Company’s Board of Directors, which will vest upon the one-year anniversary of the grant date. As of June 30, 2023, there were 2,431,212 shares of common stock granted under the 2020 Plan, underlying 2,274,172 options and 157,040 shares of restricted stock.

Index
As of June 30, 2023, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2020 Plan (the “Share Limit”) equals 2,793,288 shares, which is consistent with the Share Limit at March 31, 2023. Shares that are subject to or underlie awards that expire or for any reason are cancelled, terminated, forfeited, fail to vest, or for any other reason are not paid or delivered under the 2020 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan.
The following table summarizes the (i) non-vested options granted, (ii) vested options granted, (iii) exercised and (iv) forfeited options granted for the Company’s directors and officers and employees of the Manager as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023	As of December 31, 2022
Non-vested	232,489	293,420
Vested	2,142,143	2,081,212
Exercised	(5,511)	(5,511)
Forfeited	(95,849)	(88,749)
Balance	2,273,272	2,280,372
The Company uses the Black-Scholes option pricing model to value stock options in determining the stock-based compensation expense. The Company has elected to recognize forfeitures as they occur. Previously recognized compensation expense related to forfeitures are reversed in the period awards are forfeited. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield was based on the Company’s expected dividend yield at the grant date. Expected volatility is based on the estimated average volatility of similar companies due to the lack of historical volatilities of the Company’s common stock. Restricted stock grant expense is based on the Company’s stock price at the time of the grant and amortized over the vesting period. The stock-based compensation expense for the Company was approximately $0.1 million and $0.4 million for the three and six months ended June 30, 2023, respectively, and approximately $0.1 million and $1.1 million for the three and six months ended June 30, 2022, respectively.
The following table presents the assumptions used in the option pricing model of options granted under the 2020 Plan:

Assumptions	Range
Expected volatility	40% - 50%
Expected dividend yield	10% - 20%
Risk-free interest rate	0.5% - 2.0%
Expected forfeiture rate	0%
The following tables summarize stock option activity during the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30, 2023	Weighted-average grant date fair value per option
Balance as of March 31, 2023	2,280,372	$1.21
Granted	—	—
Exercised	—	—
Forfeited	(7,100)	1.35
Balance as of June 30, 2023	2,273,272	$1.21

Index

	Three months ended June 30, 2022	Weighted-average grant date fair value per option
Balance as of March 31, 2022	2,321,106	$1.21
Granted	—	—
Exercised	—	—
Forfeited	(5,000)	1.43
Balance as of June 30, 2022	2,316,106	$1.21

	Six months ended June 30, 2023	Weighted-average grant date fair value per option
Balance as of December 31, 2022	2,280,372	$1.21
Granted	—	—
Exercised	—	—
Forfeited	(7,100)	1.35
Balance as of June 30, 2023	2,273,272	$1.21

	Six months ended June 30, 2022	Weighted-average grant date fair value per option
Balance as of December 31, 2021	1,604,236	$1.08
Granted	742,000	1.46
Exercised	—	—
Forfeited	(30,130)	1.05
Balance as of June 30, 2022	2,316,106	$1.21
The following table summarizes the restricted stock (i) granted, (ii) vested and (iii) forfeited for the Company’s directors and officers and employees of the Manager as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023	As of December 31, 2022
Granted	190,974	64,581
Vested	(19,558)	—
Forfeited	(33,934)	(1,238)
Balance	137,482	63,343

Index
The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The following tables summarize the restricted stock activity during the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30, 2023	Weighted-average value at award date
Balance as of March 31, 2023	185,366	$17.19
Granted	1,159	12.94
Vested	(16,347)	20.39
Forfeited	(32,696)	20.39
Balance as of June 30, 2023	137,482	$16.06

	Three months ended June 30, 2022	Weighted-average value at award date
Balance as of March 31, 2022	64,581	$20.40
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance as of June 30, 2022	64,581	$20.40

	Six months ended June 30, 2023	Weighted-average value at award date
Balance as of December 31, 2022	63,343	$20.40
Granted	126,393	15.55
Vested	(19,558)	19.60
Forfeited	(32,696)	20.39
Balance as of June 30, 2023	137,482	$16.06

	Six months ended June 30, 2022	Weighted-average value at award date
Balance as of December 31, 2021	56,285	$20.43
Granted	8,296	20.18
Vested	—	—
Forfeited	—	—
Balance as of June 30, 2022	64,581	$20.40

Index
12.    EARNINGS PER SHARE
The following information sets forth the computations of basic and diluted weighted average earnings per common share for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income attributable to common shareholders	$12,135,333	$11,351,673	$22,160,607	$21,513,793
Dividends paid on preferred shares	(7,500)	(7,500)	(7,500)	(7,500)
Dividends paid on unvested restricted stock	(103,805)	(35,520)	(139,277)	(63,662)
Net income attributable to common shareholders	12,024,028	11,308,653	22,013,830	21,442,631
Divided by:
Basic weighted average shares of common stock outstanding	20,317,341	19,715,749	20,310,606	19,518,964
Weighted average unvested restricted stock and stock options	5,516	95,845	71,118	95,845
Diluted weighted average shares of common stock outstanding	20,322,857	19,811,594	20,381,724	19,614,809
Basic weighted average earnings per common share	$0.59	$0.57	$1.08	$1.10
Diluted weighted average earnings per common share	$0.59	$0.57	$1.08	$1.09
Diluted weighted average earnings per common share excluded 2,417,817 and 2,369,907 weighted average unvested restricted stock and stock options due to anti-dilutive effect for the three and six months ended June 30, 2023, respectively, and 1,419,700 and 1,419,700 for the three and six months ended June 30, 2022, respectively.
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
The income tax provision for the Company was approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively. The income tax provision for the Company was approximately $0.2 million and $0.2 million for the three and six months ended June 30, 2022, respectively. The income tax expense for the three and six months ended June 30, 2023 and 2022 primarily relates to activities of the Company’s taxable REIT subsidiary.
For the three and six months ended June 30, 2023 and 2022, the Company incurred no expense for United States federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
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
The following tables present fair value measurements of loans held at fair value as of June 30, 2023 and December 31, 2022:

	Fair Value Measurement as of June 30, 2023
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$95,940,672	$—	$—	$95,940,672
Total	$95,940,672	$—	$—	$95,940,672

	Fair Value Measurement as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$99,226,051	$—	$—	$99,226,051
Total	$99,226,051	$—	$—	$99,226,051
The following table presents changes in loans that use Level 3 inputs as of and for the six months ended June 30, 2023:

Six months ended June 30, 2023
Total loans using Level 3 inputs at December 31, 2022	$99,226,051
Change in unrealized (losses) gains on loans at fair value, net	(1,940,609)
Additional fundings	1,705,873
Loan repayments	(5,897,934)
Accretion of original issue discount	760,172
PIK interest	2,087,119
Total loans using Level 3 inputs at June 30, 2023	$95,940,672
The change in unrealized losses included in the unaudited interim consolidated statements of operations attributable to loans held at fair value, categorized as Level 3, held as of June 30, 2023 is $(1,940,609).
The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of June 30, 2023 and December 31, 2022. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of June 30, 2023
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loans	$95,940,672	Yield analysis	Market yield	26.25% - 69.95%	34.23%
Total investments	$95,940,672

Index

	As of December 31, 2022
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loans	$99,226,051	Yield analysis	Market yield	19.99% - 31.72%	21.81%
Total investments	$99,226,051
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
Investment in Marketable Securities
As of June 30, 2023 and December 31, 2022, the Company’s portfolio did not include any debt securities. For the three and six months ended June 30, 2023, the Company had no sales of debt securities. For the three and six months ended June 30, 2022, the realized loss on the sale of debt securities was approximately zero and $0.2 million, respectively.
Fair Value of Financial Instruments
GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheet, for which it is practicable to estimate that value.
The following table details the book value and fair value of the Company’s financial instruments not recognized at fair value in the unaudited interim consolidated balance sheet as of June 30, 2023:

	As of June 30, 2023
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$82,079,402	$82,079,402
Loans held for investment at carrying value	$283,752,558	$277,244,726
Loan receivable held at carrying value	$2,040,058	$1,531,308
Financial liabilities:
Senior notes payable, net	$87,714,130	$74,295,000
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
The Incentive Compensation for the three and six months ended June 30, 2023 was approximately $2.4 million and $5.2 million, respectively. The Incentive Compensation for the three and six months ended June 30, 2022 was approximately $3.4 million and $6.4 million, respectively.
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
The following table summarizes the related party costs incurred by the Company for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Affiliate Costs
Management fees	$1,351,116	$1,294,594	$2,698,801	$2,550,461
Less: outside fees earned	(427,581)	(488,050)	(906,225)	(875,543)
Base management fees	923,535	806,544	1,792,576	1,674,918
Incentive fees earned	2,389,958	3,395,024	5,225,136	6,373,864
General and administrative expenses reimbursable to Manager	897,202	973,886	1,983,229	1,880,603
Total	$4,210,695	$5,175,454	$9,000,941	$9,929,385
Amounts payable to the Company’s Manager as of June 30, 2023 and December 31, 2022 were approximately $4.6 million and $5.7 million, respectively.

Index
Due to Affiliate
Amounts due to an affiliate of the Company as of June 30, 2023 and December 31, 2022 were approximately $19.4 thousand and $18.1 thousand, respectively.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the Company’s Manager or its affiliates, including the Manager, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of June 30, 2023, there were four co-invested loans held by the Company and affiliates of the Company.
In July 2021, the senior secured loan facility with Private Company I, consisting of an aggregate of $15.5 million in loan commitments, was syndicated by the Company’s Manager between the Company and A BDC Warehouse, LLC (“ABW”), an entity wholly-owned by the Company’s Chief Executive Officer and Chairman of the Board and President. ABW’s commitment in the loan facility was ultimately transferred to AFC Institutional Fund LLC (“AFCIF”), an entity beneficially owned in part, by the Company’s (i) Chief Executive Officer and Chairman of the Board, (ii) President and (iii) Head of Real Estate and a Director, while each such owner also maintains a beneficial ownership of the Company’s Manager. AFCIF holds approximately one-third of the loan’s aggregate principal amount as of June 30, 2023. On April 1, 2022, the Company’s investment in the senior secured loan to Private Company I was transferred to TRS1. In May 2023, Private Company I failed to pay its full principal and interest payments due May 1, 2023. The agent on the credit facility, AFC Agent LLC (“AFC Agent”), promptly delivered a notice of an event of default based on this payment default and certain other defaults under the credit agreement, accelerated all obligations due thereunder and subsequently initiated a foreclosing procedure in the State of Maryland. In June 2023, the Company sold two-thirds of the Private Company I credit facility at par plus accrued interest to a multi-state cannabis operator and has a put right on the remaining one-third immediately prior to the transfer of one of the borrower’s cannabis licenses. Following the sale, the Company now holds approximately $3.5 million in commitments, which is fully funded.
In September 2021, the Company entered into the September Commitment Assignment with our Manager, pursuant to which our Manager assigned to us its commitment to make loans to Private Company A in a principal amount of up to $20.0 million, which was funded in September 2021. The loans were purchased at accreted cost plus accrued PIK interest. We did not pay any fees or premium to our Manager for the Company’s acquisition of the Company’s Manager’s loan commitments under the Credit Agreement with Private Company A pursuant to the September Commitment Assignment. In December 2021, the Company entered into the second amendment to the Private Company A Credit Facility to, among other things, increase the total loan commitments by $20.0 million in an additional tranche, with $2.5 million allocated to Flower Loan Holdco, LLC (“FLH”), an entity wholly-owned by the Company’s Chief Executive Officer and Chairman of the Board and President, and the remaining new commitment allocated to third-party lenders. In February 2022, the Company entered into the third amendment to the Private Company A Credit Facility to, among other things, increase the total loan commitments by $16.3 million in an additional tranche, with approximately $15.3 million allocated to the Company and approximately $1.0 million allocated to a third-party lender. In November 2022, the Company entered into a fourth amendment to the Private Company A Credit Facility to, among other things, increase the total loan commitments by $10.0 million in an additional tranche, with approximately $7.1 million allocated to the Company, $1.4 million allocated to FLH and the remaining $1.5 million allocated to third-party lenders. In March 2023, the credit facility with Private Company A was amended to, among other things and subject to certain terms and conditions, (i) increase the interest rate of certain tranches such that the facility has a uniform interest rate of 13.0% across certain tranches; (ii) reprioritize the allocation of principal and interest payments to first be applied to a specific tranche under the facility; and (iii) establish the requirement for a blocked account to hold the cash proceeds from the sale of certain assets and distribute such proceeds to the lenders. During the second quarter of 2023, AFC Agent received approximately $8.3 million in total loan principal prepayments from the borrower’s sale of its Maryland assets, of which approximately $5.9 million was allocated to the Company relating to its pro rata portion of the Private Company A credit facility and was applied to the outstanding principal balance. Following the prepayment, the Company now holds approximately $79.0 million in commitments under the credit facility, which is fully funded.

Index
In September 2021, the Company entered into the second amended and restated credit agreement with Subsidiary of Private Company G to, among other things, increase the total loan commitments by $53.4 million in three tranches, with approximately $10.0 million allocated to ABW and the remaining $43.4 million allocated to the Company. ABW’s commitment was ultimately transferred to AFCIF. In August 2022, the Company committed an additional $8.1 million under credit agreement with Subsidiary of Private Company G. Following the expansion, the Company now holds $73.5 million in commitments, of which the Company has funded approximately $73.0 million in total principal amount. Subsidiary of Private Company G failed to make its cash interest payment due July 1, 2023 in arrears for the month of June, and the Company placed the borrower on non-accrual as of June 1, 2023. In connection therewith, the Company has initiated a consensual foreclosure proceeding with respect to certain of the borrower’s assets in Pennsylvania, with the expectation that the net cash proceeds of the public auction will be used to prepay a portion of the principal outstanding under the credit facility. Subsidiary of Private Company G also intends to sell certain non-core, non-collateral assets to pay the overdue interest amount and generate additional capital for the expansion of its New Jersey operations.
In December 2021, the Company entered into a credit agreement with Subsidiary of Public Company H, which provides Subsidiary of Public Company H with a $100.0 million senior secured credit facility, of which, we committed $60.0 million, a predecessor-in-interest to AFCIF committed $10.0 million, and third-party lenders committed $30.0 million of the aggregate principal amount. In October 2022, the credit agreement with Subsidiary of Public Company H was amended to, among other things, increase the total loan commitment by $50.0 million, of which $30.0 million of the new loan commitment was allocated pro rata to the Company, $5.0 million was allocated to AFCIF and the remaining $15.0 million was allocated to a third-party lender. In April 2023, the credit agreement with Subsidiary of Public Company H was amended to, among other things, (i) reduce the total loan commitment by $10.0 million ratably amongst the lenders, including the Company, of which $6.0 million of the reduced commitment was allocated to the Company and $9.0 million of additional principal was funded by the Company, (ii) strengthen the real estate coverage covenants and (iii) require certain conditions precedent be met prior to disbursing funds to construction projects. Following the amendment, the Company now holds $84.0 million in commitments, which is fully funded.
Secured Revolving Credit Facility From Affiliate
In April 2022, the Company terminated the AFCF Revolving Credit Facility. Refer to Note 9 to the Company’s unaudited interim consolidated financial statements for more information.
16.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the six months ended June 30, 2023 and 2022:

	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Return of Capital	Section 199A Dividends

Regular cash dividend	3/31/2022	4/15/2022	$0.55	$0.55	$—	$0.55
Regular cash dividend	6/30/2022	7/15/2022	0.56	0.56	—	0.56
2022 Period Subtotal			$1.11	$1.11	$—	$1.11
Regular cash dividend	3/31/2023	4/14/2023	$0.56	$0.56	$—	$0.56
Regular cash dividend	6/30/2023	7/14/2023	0.48	0.48	—	0.48
2023 Period Subtotal			$1.04	$1.04	$—	$1.04
17.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. There were no material subsequent events, other than those described below, that required disclosure in these unaudited interim consolidated financial statements.

Index
Subsidiary of Private Company G failed to make its cash interest payment due July 1, 2023 in arrears for the month of June, and the Company placed the borrower on non-accrual as of June 1, 2023. In connection therewith, the Company has initiated a consensual foreclosure proceeding with respect to certain of the borrower’s assets in Pennsylvania, with the expectation that the net cash proceeds of the public auction will be used to prepay a portion of the principal outstanding under the credit facility. Subsidiary of Private Company G also intends to sell certain non-core, non-collateral assets to pay the overdue interest amount and generate additional capital for the expansion of its New Jersey operations.
In July 2023, Private Company A closed on the sale of certain of its real estate, cannabis licenses and other related assets located in Arizona for a total purchase price of $65.0 million, a portion of which is held in escrow subject to meeting certain post-closing conditions set forth under the purchase agreement, and $30.0 million of which was financed by a secured seller promissory note in favor of Private Company A. The net cash proceeds of the sale were used to prepay a portion of the lender’s outstanding obligations under the credit facility with Private Company A, allocated pro-rata to each lender based on its commitments under the credit facility. Subsequent to quarter end and thus far, AFC Agent has received approximately $37.6 million in total loan principal prepayments and $1.3 million in related exit fees, of which approximately $27.1 million in principal prepayments and $1.0 million in related exit fees were allocated to the Company based on the Company’s pro rata portion of the Private Company A credit facility and was applied to the outstanding principal balance. Following the prepayment, the Company’s outstanding principal balance under the credit facility with Private Company A was approximately $54.6 million, which is fully funded.
In July 2023, TRS1 purchased a secured seller promissory note that was issued by Private Company M in favor of Private Company A as a portion of the total purchase price for certain of Private Company A and its subsidiaries’ assets and operations in Arizona. The seller promissory note is for an amount equal to $30.0 million and is secured by four Arizona cannabis dispensary licenses as well as certain assets related thereto. The seller note matures on July 31, 2026 and accrues interest at a rate of 9.0% per annum until February 2026, and at a rate of 15.0% per annum thereafter. TRS1 purchased the seller note from Private Company A at a discount of approximately 16.0% for a purchase price equal to approximately $25.2 million.

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

Index
Developments during the Second Quarter of 2023:
Updates to our Loan Portfolio during the Second Quarter of 2023
In April 2023, the credit facility with Subsidiary of Private Company G was amended to, among other things and subject to certain other terms and conditions, (i) amend certain cash equity capital contribution requirements, (ii) add additional real property to the collateral, (iii) extend the draw period, (iv) permit 75% of accrued cash interest due and owing to instead be paid in kind until and including the payment due May 1, 2023, subject to a monthly fee, and (v) modify the excess cash flow sweep. Due to challenges raising equity capital in this current market environment, Subsidiary of Private Company G intends to sell certain collateral assets to pay down outstanding principal under the loan and certain non-core, non-collateral assets to generate additional capital for its operations. Subsidiary of Private Company G failed to make its cash interest payment due July 1, 2023 in arrears for the month of June, and we placed the borrower on non-accrual as of June 1, 2023. In connection therewith, we have initiated a consensual foreclosure proceeding with respect to certain of the borrower’s assets in Pennsylvania, with the expectation that the net cash proceeds of the public auction will be used to prepay a portion of the principal outstanding under the credit facility. Subsidiary of Private Company G also intends to sell certain non-core, non-collateral assets to pay the overdue interest amount and generate additional capital for the expansion of its New Jersey operations.
In April 2023, the credit agreement with Subsidiary of Public Company H was amended to, among other things, (i) reduce the total loan commitment by $10.0 million ratably amongst the lenders, including us, of which $6.0 million of the reduced commitment was allocated to us and $9.0 million of additional principal was funded by us, (ii) strengthen the real estate coverage covenants and (iii) require certain conditions precedent be met prior to disbursing funds to construction projects. Following the amendment, we now hold $84.0 million in commitments, which is fully funded.
In May 2023, Private Company I failed to pay its full principal and interest payments due May 1, 2023. The agent on the credit facility, AFC Agent LLC (“AFC Agent”), promptly delivered a notice of an event of default based on this payment default and certain other defaults under the credit agreement, accelerated all obligations due thereunder and subsequently initiated a foreclosing procedure in the State of Maryland. In June 2023, we sold two-thirds of the Private Company I credit facility at par plus accrued interest to a multi-state cannabis operator and have a put right on the remaining one-third immediately prior to the transfer of one of the borrower’s cannabis licenses. Following the sale, we now hold approximately $3.5 million in commitments, which is fully funded.
During the second quarter of 2023, AFC Agent received approximately $8.3 million in total loan principal prepayments from Private Company A’s sale of its Maryland assets, of which approximately $5.9 million was allocated to us relating to our portion of the Private Company A credit facility and was applied to the outstanding principal balance.
In June 2023, Subsidiary of Private Company H repaid its loan in full. The outstanding principal of Subsidiary of Private Company H on the date of repayment was approximately $5.8 million. We received exit fees of approximately $0.2 million.
In June 2023, TRS1 purchased $12.0 million in outstanding principal amount of Subsidiary of Public Company M, issued at a blended weighted-average discount of 19.3%, from a third party lender and the third party lender assigned all rights, title and interest to the Company. The term loans under the Subsidiary of Public Company M Credit Facility accrue interest at a fixed rate per annum of 9.5%.
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
During the three and six months ended June 30, 2023, we did not sell any shares of our common stock under the Sales Agreement.

Index
Share Repurchase Program
On June 13, 2023, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $20.0 million of our outstanding common stock (the “Repurchase Program”). The timing, price, and volume of repurchases will be based on our stock price, general market conditions, applicable legal requirements and other factors. The repurchase of our common stock may be made from time to time in the open market, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934. We expect to finance any share repurchases under the Repurchase Program using cash on hand, capacity available under our line of credit and cash flows from operations. The Repurchase Program may be discontinued, modified or suspended at any time. During the three and six months ended June 30, 2023, we did not repurchase any shares of our common stock pursuant to the Repurchase Program.
Dividends Declared Per Share
In June 2023, we declared a regular cash dividend of $0.48 per share of our common stock, relating to the quarter ended June 30, 2023, which was paid on July 14, 2023 to shareholders of record as of June 30, 2023. The aggregate amount of the regular cash dividend payment was approximately $9.8 million.
For the six months ended June 30, 2023 and 2022, we paid the following cash dividends:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Date Paid	Amount per Share	Aggregate Amount Paid
March 10, 2022	March 31, 2022	April 15, 2022	$0.55	$10.9 million
June 15, 2022	June 30, 2022	July 15, 2022	0.56	11.1 million
2022 Period Subtotal			$1.11	$22.0 million
March 2, 2023	March 31, 2023	April 14, 2023	$0.56	$11.5 million
June 15, 2023	June 30, 2023	July 14, 2023	0.48	9.8 million
2023 Period Subtotal			$1.04	$21.3 million
Recent Developments
In July 2023, Private Company A closed on the sale of certain of its real estate, cannabis licenses and other related assets located in Arizona for a total purchase price of $65.0 million, a portion of which is held in escrow subject to meeting certain post-closing conditions set forth under the purchase agreement, and $30.0 million of which was financed by a secured seller promissory note in favor of Private Company A. The net cash proceeds of the sale were used to prepay a portion of the lender’s outstanding obligations under the credit facility with Private Company A, allocated pro-rata to each lender based on its commitments under the credit facility. Subsequent to quarter end and thus far, AFC Agent has received approximately $37.6 million in total loan principal prepayments and $1.3 million in related exit fees, of which approximately $27.1 million in principal prepayments and $1.0 million in related exit fees were allocated to us based on our pro rata portion of the Private Company A credit facility and was applied to the outstanding principal balance. Following the prepayment, our outstanding principal balance under the credit facility with Private Company A was approximately $54.6 million, which is fully funded.
In July 2023, TRS1 purchased a secured seller promissory note that was issued by Private Company M in favor of Private Company A as a portion of the total purchase price for certain of Private Company A and its subsidiaries’ assets and operations in Arizona. The seller promissory note is for an amount equal to $30.0 million and is secured by four Arizona cannabis dispensary licenses as well as certain assets related thereto. The seller note matures on July 31, 2026 and accrues interest at a rate of 9.0% per annum until February 2026, and at a rate of 15.0% per annum thereafter. TRS1 purchased the seller note from Private Company A at a discount of approximately 16.0% for a purchase price equal to approximately $25.2 million.
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
We define Distributable Earnings as, for a specified period, the net income (loss) computed in accordance with GAAP, excluding (i) stock-based compensation expense, (ii) depreciation and amortization, (iii) any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss); provided that Distributable Earnings does not exclude, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash, (iv) (decrease) increase in provision for current expected credit losses, (v) TRS (income) loss, net of any dividends received from TRS and (vi) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between our Manager and our independent directors and after approval by a majority of such independent directors.
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

Index

The following table provides a reconciliation of GAAP net income to Distributable Earnings:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$12,135,333	$11,351,673	$22,160,607	$21,513,793
Adjustments to net income:
Stock-based compensation expense	130,769	117,397	411,347	1,107,420
Depreciation and amortization	—	—	—	—
Unrealized losses, (gains) or other non-cash items	462,918	1,005,454	1,940,609	924,611
(Decrease) increase in provision for current expected credit losses	(1,606,187)	1,593,048	(903,761)	2,498,177
TRS (income) loss, net of dividends	(1,250,400)	(487,474)	(2,116,604)	(548,545)
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—	—	—
Distributable earnings	$9,872,433	$13,580,098	$21,492,198	$25,495,456
Basic weighted average shares of common stock outstanding (in shares)	20,317,341	19,715,749	20,310,606	19,518,964
Distributable earnings per basic weighted average share	$0.49	$0.69	$1.06	$1.31
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our common stock as of June 30, 2023 and December 31, 2022 was approximately $16.64 and $16.65, respectively.
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
Results of Operations for the three and six months ended June 30, 2023 and 2022
Our net income allocable to our common shareholders for the three and six months ended June 30, 2023, was approximately $12.1 million and $22.2 million or $0.59 and $1.08 per basic weighted average common share, respectively, compared to net income allocable to our common shareholders of approximately $11.4 million and $21.5 million or $0.57 and $1.10 per basic weighted average common share for the three and six months ended June 30, 2022.
Interest income decreased approximately $(4.0) million, or (18.4)%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This decrease was driven by lower fee income recognized of approximately ($2.4) million, lower unused fees of approximately ($0.4) million driven by less unfunded commitments, and lower OID income of approximately ($3.1) million due to acceleration of unaccreted OID of prior year loan repayments, partially offset by an increase in interest income of approximately $1.9 million driven by additional principal deployed as well as an increase in variable interest rates during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, respectively.

Index
Interest income decreased approximately $(4.1) million, or (10.2)%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This decrease was driven by lower fee income recognized of approximately ($4.2) million, lower unused fees of approximately ($0.7) million driven by less unfunded commitments, and lower OID income of approximately ($5.8) million due to acceleration of unaccreted OID of prior year loan repayments, partially offset by an increase in interest income of approximately $6.6 million driven by additional principal deployed as well as an increase in variable interest rates during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, respectively.
Interest expense decreased approximately $(0.2) million, or (9.8)%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The decrease was primarily due to lower interest incurred on the 2027 Senior Notes due to $90.0 million principal outstanding for the three months ended June 30, 2023, as compared to $100.0 million principal outstanding for the three months ended June 30, 2022.
Interest expense decreased approximately $(0.2) million, or (5.9)%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease was primarily due to lower interest incurred on the 2027 Senior Notes due to a weighted average decrease in the 2027 Senior Notes principal outstanding of approximately $(6.2) million, or (6.2)%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This relates to the repurchase of $10.0 million of our 2027 Senior Notes during the six months ended June 30, 2023. No repurchases took place during the same period in 2022.
Management fees increased approximately $0.1 million, or 14.5%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Incentive fees decreased approximately $(1.0) million, or (29.6)%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, driven by lower Core Earnings (as defined in the Management Agreement).
Management fees increased approximately $0.1 million, or 7.0%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Incentive fees decreased approximately $(1.1) million, or (18.0)%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, driven by lower Core Earnings (as defined in the Management Agreement).
General and administrative expenses decreased approximately $(0.1) million, or (8.6)%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.
General and administrative expenses increased approximately $0.8 million, or 32.7%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This increase was primarily due to severance expense incurred during the six months ended June 30, 2023 attributable to the departure of our former chief financial officer of approximately $0.7 million.
Stock-based compensation was in line with the prior period, increasing approximately $13.4 thousand, or 11.4%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Stock-based compensation decreased approximately $(0.7) million, or (62.9)%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This was primarily due to the majority of equity awards granted in January 2022 that vested immediately, as compared to the majority of equity awards granted in January 2023 with a three-year vesting period.
Professional fees increased approximately $0.1 million, or 43.0%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Professional fees increased approximately $0.1 million, or 21.3%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
The net change in realized (losses) gains on sales of investments for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was zero and approximately $(0.5) million, respectively.

Index
Investments in loans held at fair value are recorded on the trade date at cost, which reflects the amount of principal funded net of any original issue discounts. An unrealized gain arises when the fair value of the loan portfolio exceeds its cost and an unrealized loss arises when the fair value of the loan portfolio is less than its cost. The net change in unrealized (loss) gain of approximately $(0.5) million and $(1.0) million for the three months ended June 30, 2023 and 2022, respectively, and $(1.9) million and $(0.9) million for the six months ended June 30, 2023 and 2022, respectively, was mainly driven by the net change in the valuation of the loans.
The gain (loss) on extinguishment of debt was zero and approximately $2.0 million for the three and six months ended June 30, 2023 as a result of the repurchase of $10.0 million of our 2027 Senior Notes during the period. No repurchases took place during the same period in 2022.
Provision for Current Expected Credit Losses
The provision for current expected credit losses decreased approximately $(3.2) million, or (200.8)%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The provision for current expected credit losses decreased approximately $(3.4) million, or (136.2)%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The balance as of June 30, 2023 was approximately $13.4 million, or 4.68%, of our total loans held at carrying value and loan receivable held at carrying value balance of approximately $285.8 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $13.1 million and (ii) a liability for unfunded commitments of approximately $0.3 million. The balance as of June 30, 2022 was approximately $5.6 million, or 1.76%, of our total loans held at carrying value and loan receivable held at carrying value balance of approximately $318.1 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $5.0 million and (ii) a liability for unfunded commitments of approximately $0.6 million. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan. The decrease in the provision for current expected credit losses for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was due to changes in macroeconomic factors, changes to the loan portfolio including new commitments and repayments, and changes in other data points we use in estimating the reserve.
Loan Portfolio
As of June 30, 2023 and December 31, 2022, our portfolio included three loans held at fair value. The aggregate originated commitment under these loans was approximately $98.4 million and $104.3 million, respectively, and outstanding principal was approximately $100.3 million and $102.4 million as of June 30, 2023 and December 31, 2022, respectively. For the six months ended June 30, 2023, we funded approximately $1.7 million of additional principal and had approximately $5.9 million of principal repayments of loans held at fair value. As of June 30, 2023 and December 31, 2022, none of our loans held at fair value had floating interest rates.
The following tables summarize our loans held at fair value as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loans	$95,940,672	$99,291,215	$100,271,604	0.7
Total loans held at fair value	$95,940,672	$99,291,215	$100,271,604	0.7

Index

	As of December 31, 2022
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loans	$99,226,051	$100,635,985	$102,376,546	1.2
Total loans held at fair value	$99,226,051	$100,635,985	$102,376,546	1.2
(1)Refer to Note 14 to our unaudited interim consolidated financial statements titled “Fair Value”.
(2)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(3)Weighted average remaining life is calculated based on the fair value of the loans as of June 30, 2023 and December 31, 2022.
The following table presents changes in loans held at fair value as of and for the six months ended June 30, 2023:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2022	$102,376,546	$(1,740,561)	$(1,409,934)	$99,226,051
Change in unrealized gains (losses) on loans at fair value, net	—	—	(1,940,609)	(1,940,609)
New fundings	1,705,873	—	—	1,705,873
Accretion of original issue discount	—	760,172	—	760,172
Loan repayments	(5,897,934)	—	—	(5,897,934)
PIK interest	2,087,119	—	—	2,087,119
Total loans held at fair value at June 30, 2023	$100,271,604	$(980,389)	$(3,350,543)	$95,940,672
As of June 30, 2023 and December 31, 2022, our portfolio did not include any debt securities. For the three and six months ended June 30, 2023, we had no sales of debt securities. For the three and six months ended June 30, 2022, the realized loss on the sale of debt securities was approximately zero and $0.2 million, respectively.
As of June 30, 2023 and December 31, 2022, our portfolio included eight and nine loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $306.3 million and $338.9 million, respectively, and outstanding principal was approximately $294.8 million and $296.6 million, respectively, as of June 30, 2023 and December 31, 2022. During the six months ended June 30, 2023, we funded approximately $27.2 million of additional principal, had approximately $12.4 million of principal repayments of loans held at carrying value and sold $22.6 million in the aggregate of the Company’s investment in Subsidiary of Public Company M and Private Company I. As of June 30, 2023 and December 31, 2022, approximately 75% and 73%, respectively, of our loans held at carrying value had floating interest rates. As of June 30, 2023, these floating benchmark rates included one-month LIBOR subject to a weighted average floor of 1.0% and quoted at 5.2%, one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 1.0% and quoted at 5.1% and U.S. prime rate subject to a weighted average floor of 4.9% and quoted at 8.3%.

Index
The following tables summarize our loans held at carrying value as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$294,766,125	$(11,013,567)	$283,752,558	2.7
Total loans held at carrying value	$294,766,125	$(11,013,567)	$283,752,558	2.7

	As of December 31, 2022
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$296,584,529	$(11,407,417)	$285,177,112	3.1
Total loans held at carrying value	$296,584,529	$(11,407,417)	$285,177,112	3.1
(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of June 30, 2023 and December 31, 2022.
The following table presents changes in loans held at carrying value as of and for the six months ended June 30, 2023:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2022	$296,584,529	$(11,407,417)	$285,177,112
New fundings	27,196,265	(2,610,000)	24,586,265
Accretion of original issue discount	—	1,736,483	1,736,483
Loan repayments	(9,586,534)	—	(9,586,534)
Sale of loans	(22,606,578)	1,267,367	(21,339,211)
PIK interest	6,022,667	—	6,022,667
Loan amortization payments	(2,844,224)	—	(2,844,224)
Total loans held at carrying value at June 30, 2023	$294,766,125	$(11,013,567)	$283,752,558
As of June 30, 2023 and December 31, 2022, our portfolio included one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately $2.0 million and $2.2 million as of June 30, 2023 and December 31, 2022, respectively. During the six months ended June 30, 2023, we had approximately $0.2 million of principal repayments of loan receivable held at carrying value.

Index
The following table presents changes in loans receivable as of and for the six months ended June 30, 2023:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2022	$2,222,339	$(1,686)	$2,220,653
Loan repayments	(180,595)	—	(180,595)
Total loan receivable held at carrying value at June 30, 2023	$2,041,744	$(1,686)	$2,040,058

The below table summarizes our total loan portfolio as of June 30, 2023:

Loan Names	Original Funding Date(1)	Loan Maturity	AFCG Loan, net of Syndication	% of Total AFCG	Principal Balance as of 6/30/2023	Cash Interest Rate	PIK	Fixed/ Floating	Amortization During Term	YTM (2)(3)
Public Co. A - Real Estate Loan(4)	7/3/2019	9/30/2023	$2,940,000	0.7%	$1,213,416	7.5%	7.5%	Fixed	No	6%
Public Co. A - Equipment Loans(4)	8/5/2019	3/31/2025	4,000,000	1.0%	2,041,744	12.0%	N/A	Fixed	Yes	9%
Private Co. A(5)	5/8/2020	5/8/2024	79,010,747	19.3%	81,274,550	12.9%	2.8%	Fixed	Yes	25%
Private Co. B(6)	9/10/2020	9/1/2023	16,402,988	4.0%	17,783,638	14.7%	4.0%	Fixed	Yes	31%
Private Co. C	11/5/2020	12/1/2025	24,000,000	5.9%	18,646,082	17.3%	2.0%	Floating	Yes	25%
Sub of Private Co. G(7)	4/30/2021	5/1/2026	73,500,000	18.0%	78,976,331	18.5%	N/A	Floating	Yes	26%
Private Co. I(8)	7/14/2021	8/1/2026	3,500,298	0.9%	3,767,454	17.2%	4.5%	Floating	Yes	28%
Private Co. J	8/30/2021	9/1/2025	23,000,000	5.6%	22,487,445	17.1%	4.0%	Floating	Yes	26%
Private Co. K	4/28/2022	5/3/2027	14,500,379	3.5%	13,066,813	17.1%	2.0%	Floating	Yes	27%
Private Co. L	4/20/2022	5/1/2026	63,000,000	15.4%	53,000,000	12.0%	N/A	Fixed	Yes	16%
Sub of Public Co. H	12/16/2021	1/1/2026	84,000,000	20.6%	84,000,000	14.0%	N/A	Floating	No	19%
Sub of Public Co. M	8/26/2022	8/27/2025	20,822,000	5.1%	20,822,000	9.5%	N/A	Fixed	No	17%
		Subtotal(9)	$408,676,412	100.0%	$397,079,473	14.6%	1.2%			21%
										Wtd Average
Information is as of June 30, 2023 unless otherwise specified. Borrower names have been kept confidential due to confidentiality agreement obligations.
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
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of June 30, 2023 applied through maturity. Actual results could differ from those estimates and assumptions.
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

Index
(6)Cash interest and PIK interest rates for Private Co. B are weighted average rates. As amended, an additional 4.0% PIK interest rate is applicable from January 15, 2023 through maturity on September 1, 2023.
(7)As amended, 75.0% of Subsidiary of Private Company G’s monthly cash interest was paid in kind from December 1, 2022 to May 1, 2023. As of June 1, 2023, this loan was placed on non-accrual status.
(8)As amended, an additional 5.0% default rate has been applied since May 8, 2023 and the agent on this credit facility has since initiated a foreclosure proceeding. As of May 1, 2023, this loan was placed on non-accrual status.
(9)The interest and PIK subtotal rates are weighted average rates.
Collateral Overview
Our loans are secured by various types of assets of our borrowers, including real property and certain personal property, such as the value associated with licenses (where applicable), equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.
With respect to our loans to cannabis operators, we do not have liens on cannabis inventory and are generally restricted from taking ownership of state licenses by current statutory prohibitions and exchange listing standards. The documents governing our loans also include a variety of provisions intended to provide remedies against the value associated with licenses. For example, some loan documents require a grant of a security interest in all property of the entities holding licenses to the extent not prohibited by applicable law or regulations (or requiring regulatory approval), equity pledges of entities holding licenses, receivership remedies and/or other remedies to secure the value associated with the borrowers’ licenses. Upon default of a loan, we may seek to sell the loan to a third party or have an affiliate or a third party work with the borrower to have the borrower sell collateral securing the loan to a third party or institute a foreclosure proceeding to have such collateral sold, in each case, to generate funds towards the payoff of the loan. While we believe that the appraised value of any real estate assets or other collateral securing our loans may impact the amount of the recovery in each such scenario, the amount of any such recovery from the sale of such real estate or other collateral may be less than the appraised value of such collateral and the sale of such collateral may not be sufficient to pay off the remaining balance on the defaulted loan. Becoming the holder of a license through foreclosure or otherwise, the sale of a license or other realization of the value of licenses requires the approval of regulatory authorities. As of June 30, 2023, our portfolio of assets held outside of TRS1 had a weighted average real estate collateral coverage of approximately 1.2 times our aggregate committed principal amount of such loans, with the real estate collateral coverage for each of our loans measured as of the time of closing for such loan and based on various sources of data available at such time. We calculate our weighted average real estate collateral coverage by estimating the underlying value of our real estate collateral based on various objective and subjective factors, including, without limitation, third-party appraisals, total cost basis of the subject property and/or our own internal estimates.
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
Our net cash provided by operating activities for the six months ended June 30, 2023 of approximately $9.5 million was less than our dividend payments of $22.9 million made during the same period due to earned OID of $2.5 million, gain on extinguishment of debt of $2.0 million, the net change in interest reserve of $3.6 million and PIK repayments of $1.0 million related to the repayment from Private Company I during such period. OID relates to cash withheld by the Company upon funding of its investments and is included under the ‘Supplemental disclosure of non-cash activity’ on the Consolidated Statements of Cash Flows.
Capital Markets
Our Shelf Registration Statement became effective on April 18, 2022, allowing us to sell, from time to time in one or more offerings, up to $1.0 billion of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock or preferred stock. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We may also access liquidity through our ATM Program, which was established in April 2022, pursuant to which we may sell, from time to time, up to $75.0 million of our common stock. During the three and six months ended June 30, 2023, we did not sell any shares of our common stock under the Sales Agreement. During the year ended December 31, 2022, we sold an aggregate of 621,398 shares of our common stock under the Sales Agreement at an average price of $18.30 per share generating net proceeds of approximately $10.4 million.
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
As of June 30, 2023 and December 31, 2022, all of our cash was unrestricted and totaled approximately $82.1 million and $140.4 million, respectively.
As of June 30, 2023, we believe that our cash on hand, capacity available under our line of credit and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
Revolving Credit Facility
On April 29, 2022, we entered into a Revolving Credit Agreement by and among us, the other loan parties from time to time party thereto, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto, pursuant to which, we obtained a $60.0 million senior secured revolving credit facility. As of June 30, 2023, we had $0.0 million of borrowings outstanding and $60.0 million of availability under our Revolving Credit Agreement, which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by us and subject to the satisfaction of other conditions provided under the Revolving Credit Facility.
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions, which may be increased to up to $100.0 million in aggregate (subject to available borrowing base and additional commitments), and contains a maturity date of April 29, 2025. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. During the year ended December 31, 2022, we incurred a one-time commitment fee expense of approximately $0.5 million, which is amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears, which is included within interest expense in our consolidated statements of operations.

Index
Our obligations under the Revolving Credit Facility are secured by certain assets of ours comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, we are subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.50 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of us and our subsidiaries. To the best of our knowledge, as of June 30, 2023, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
Termination of AFC Finance Revolving Credit Facility
On April 29, 2022, upon our entry into the Revolving Credit Facility, we terminated the AFCF Revolving Credit Facility with AFC Finance, LLC. In connection with the termination, we paid the remaining amount of the commitment fee outstanding of approximately $0.1 million and accelerated the remaining deferred financing costs of approximately $0.1 million in the second quarter of 2022. There were no other payments, premiums or penalties that were required to be paid in connection with the termination.
2027 Senior Notes
On November 3, 2021, we issued $100.0 million in aggregate principal amount of the 2027 Senior Notes. The 2027 Senior Notes accrue interest at a rate of 5.75% per annum. Interest on the 2027 Senior Notes is due semi-annually on May 1 and November 1 of each year, which began on May 1, 2022. The net proceeds from the issuance of the 2027 Senior Notes were approximately $97.0 million, after deducting the initial purchasers’ discounts and commissions and estimated offering fees and expenses payable by us. We used the net proceeds from the issuance of the 2027 Senior Notes (i) to fund loans related to unfunded commitments to existing borrowers, (ii) to originate and participate in commercial loans to companies operating in the cannabis industry that are consistent with our investment strategy and (iii) for working capital and other general corporate purposes. The terms of the 2027 Senior Notes are governed by the Indenture. Under the Indenture governing the 2027 Senior Notes, we are required to cause all of our existing and future subsidiaries to guarantee the 2027 Senior Notes, other than certain immaterial subsidiaries as set forth in the Indenture. Subsequent to the transfer of our investment in the senior secured loan to Private Company I to TRS1 on April 1, 2022, TRS1 was added as a subsidiary guarantor under the Indenture. As of June 30, 2023, the 2027 Senior Notes are guaranteed by TRS1.
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
During the six months ended June 30, 2023, we repurchased $10.0 million in principal amount of our 2027 Senior Notes at 77.4% of par value, plus accrued interest. This resulted in a gain on extinguishment of debt of approximately $2.0 million, recorded within the unaudited interim consolidated statements of operations. Following this transaction, as of June 30, 2023, we had $90.0 million in principal amount of the 2027 Senior Notes outstanding.

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
Debt Service
As of June 30, 2023, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.
Cash Flows
The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2023 and 2022:

	June 30,
	2023	2022
Net income	$22,160,607	$21,513,793
Adjustments to reconcile net income to net cash (used in) provided by operating activities and changes in operating assets and liabilities	(12,632,145)	(6,287,571)
Net cash provided by (used in) operating activities	9,528,462	15,226,222
Net cash provided by (used in) investing activities	23,025,910	(49,122,968)
Net cash (used in) provided by financing activities	(90,847,811)	(29,765,769)
Change in cash and cash equivalents	$(58,293,439)	$(63,662,515)
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2023 was approximately $9.5 million, compared to approximately $15.2 million for the same period in 2022. The decrease of approximately $(5.7) million during the six months ended June 30, 2022 to June 30, 2023 was primarily due to an increase in the gain on extinguishment of debt of approximately $(2.0) million, increase in PIK interest of approximately $(4.6) million, decrease in provision for current expected credit losses of approximately $(3.4) million, increase in interest reserve of approximately $(4.0) million, offset by a decrease in accretion of OID of approximately $5.8 million and an increase in interest receivable of approximately $3.0 million, respectively.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2023 was approximately $23.0 million, compared to net cash used in investing activities of approximately $(49.1) million for the same period in 2022. The increase of net cash provided by investing activities of approximately $72.1 million during the six months ended June 30, 2022 to June 30, 2023 was primarily due to a decrease in issuance and fundings on loans of approximately $87.0 million, an increase in proceeds from the sale of loans of approximately $10.7 million, offset by a decrease in principal repayments of loans of approximately $(9.7) million and decrease in the sale of available-for-sale debt securities of $(15.9) million, respectively.

Index
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities during the six months ended June 30, 2023 was approximately $(90.8) million, compared to approximately $(29.8) million for the same period in 2022. The decrease of approximately $(61.1) million during the six months ended June 30, 2022 to June 30, 2023 was primarily due to a decrease in proceeds from the sale of common stock of approximately $(66.0) million, repayments on the 2027 Senior Notes of approximately $(7.7) million, offset by a lower repayment on the Revolving Credit Facility of approximately $15.0 million, respectively.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of June 30, 2023 are as follows:

	As of June 30, 2023
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$11,978,687	$—	$—	$—	$11,978,687
Total	$11,978,687	$—	$—	$—	$11,978,687

As of June 30, 2023, all unfunded commitments relate to our total loan commitments and were available for funding in less than one year.

We also had the following contractual obligations as of June 30, 2023 relating to the 2027 Senior Notes:

	As of June 30, 2023
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations(1)	$5,175,000	$10,350,000	$95,175,000	$—	$110,700,000
Total	$5,175,000	$10,350,000	$95,175,000	$—	$110,700,000
(1) Amounts include projected interest payments during the period based on interest rates in effect as of June 30, 2023.
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
Critical Accounting Policies and Estimates
As of June 30, 2023, there were no significant changes in or changes in the application of our critical accounting policies or estimates from those presented in our Annual Report on Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Changes in market yields may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of June 30, 2023, a decrease of 50 bps or increase of 50 bps of the market yield would have resulted in a change in unrealized gain (loss) of approximately $0.5 million and $(0.5) million, respectively. As of June 30, 2023, we had six floating-rate loans, representing approximately 56% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates included one-month LIBOR subject to a weighted average floor of 1.0% and quoted at 5.2%, one-month SOFR subject to a weighted average floor of 1.0% and quoted at 5.1% and U.S. prime rate subject to a weighted average floor of 4.9% and quoted at 8.3%. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $2.2 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $(2.2) million.

Index
Potential Impact of LIBOR Transition
As of June 30, 2023, six of our loans, representing approximately 56% of our portfolio based on aggregate outstanding principal balances, paid interest at a variable rate tied to either LIBOR, SOFR, or U.S. prime rate. If one of these floating benchmarks are no longer available, our applicable loan documents generally include fallback provisions that allow us to choose a new index based upon comparable information. However, if each of these benchmarks are no longer available, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our loans. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of loans that we are financing. As of June 30, 2023, only one of our loans paid interest at a variable rate tied to LIBOR, which was transitioned to one-month SOFR in July 2023 in accordance with the loan documents. We continue to monitor the transition guidance provided by the ARRC, the FASB and other relevant regulators, agencies and industry working groups, and we continue to engage with clients, lenders, market participants and other industry leaders as the transition from LIBOR progresses.
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our consolidated balance sheet. As of June 30, 2023 and December 31, 2022, three of our loans held for investment were carried at fair value within loans held at fair value in our consolidated balance sheets, with changes in fair value recorded through earnings.
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
Our loan portfolio as of June 30, 2023 was concentrated with the top four borrowers representing approximately 74.9% of the aggregate outstanding principal balances and approximately 73.3% of the total loan commitments. Additionally, the industry is experiencing significant consolidation, which we expect to increase, among cannabis operations and certain of our borrowers may combine, increasing the concentration of our borrower portfolio with those consolidated operators. Our largest credit facility represented approximately 21.2% of the aggregate outstanding principal balances of our portfolio and approximately 20.6% of our total loan commitments as of June 30, 2023. The borrower under this credit facility is a Subsidiary of Public Company H, a multi-state operator with real estate assets in several states, certain of which have been included as collateral in connection with the senior term loan. Our portion of the senior term loan provided to such borrower has a principal amount of $84.0 million outstanding as of June 30, 2023, which is fully funded. This senior term loan accrues interest at a variable rate of U.S. prime rate plus 5.8%, subject to a U.S. prime rate floor of 5.5%.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of June 30, 2023, we were not subject to any material legal proceedings.
Item 1A. Risk Factors
Except as disclosed below, during the quarter ended June 30, 2023, there were no material changes to the Risk Factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Index
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the six months ended June 30, 2023.
Repurchases of Common Stock
There were no issuer repurchases of common stock during the quarter ended June 30, 2023.
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

Date: August 8, 2023
AFC GAMMA, INC.

	By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Brandon Hetzel
Brandon Hetzel
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)