Form 10-Q
period 2023-09-30
AFC Gamma, Inc.
filed 2023-11-08
CIK 1822523

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at November 8, 2023
Common stock, $0.01 par value per share	20,457,697

Index
AFC GAMMA, INC.
TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AFC GAMMA, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Loans held for investment at fair value (cost of $72,573,622 and $100,635,985 at September 30, 2023 and December 31, 2022, respectively, net)	$70,010,878	$99,226,051

Loans held for investment at carrying value, net	308,011,076	285,177,112
Loan receivable held at carrying value, net	2,040,058	2,220,653
Current expected credit loss reserve	(14,274,997)	(13,538,077)
Loans held for investment at carrying value and loan receivable held at carrying value, net of current expected credit loss reserve	295,776,137	273,859,688

Cash and cash equivalents	73,204,542	140,372,841
Interest receivable	4,584,002	5,257,475
Due from affiliate	1,000,000	—
Prepaid expenses and other assets	526,236	460,844
Total assets	$445,101,795	$519,176,899

Liabilities
Interest reserve	$550,950	$3,200,944
Accrued interest	2,166,750	1,036,667
Due to affiliate	19,714	18,146
Dividends payable	9,819,695	11,403,840
Current expected credit loss reserve	166,845	754,128
Accrued management and incentive fees	3,574,867	3,891,734
Accrued direct administrative expenses	1,344,628	1,843,652
Accounts payable and other liabilities	821,570	836,642
Senior notes payable, net	87,864,345	97,131,777
Line of credit payable, net	—	60,000,000
Total liabilities	106,329,364	180,117,530
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at September 30, 2023 and December 31, 2022 and 125 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1	1
Common stock, par value $0.01 per share, 50,000,000 shares authorized at September 30, 2023 and December 31, 2022 and 20,457,697 and 20,364,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	204,577	203,640
Additional paid-in capital	349,510,418	348,817,914
Accumulated (deficit) earnings	(10,942,565)	(9,962,186)
Total shareholders’ equity	338,772,431	339,059,369

Total liabilities and shareholders’ equity	$445,101,795	$519,176,899
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue
Interest income	$16,806,193	$19,785,583	$52,981,867	$60,072,643
Interest expense	(1,532,928)	(1,644,088)	(4,776,863)	(5,091,207)
Net interest income	15,273,265	18,141,495	48,205,004	54,981,436
Expenses
Management and incentive fees, net (less rebate of $405,276, $432,426, $1,311,501 and $1,307,969, respectively)	3,574,867	3,824,735	10,592,579	11,873,516
General and administrative expenses	986,772	1,050,932	4,068,780	3,372,813
Stock-based compensation	294,014	114,062	705,361	1,221,482
Professional fees	295,502	324,846	1,135,977	1,017,525
Total expenses	5,151,155	5,314,575	16,502,697	17,485,336
Provision for current expected credit losses	(1,053,398)	(541,958)	(149,637)	(3,040,135)
Realized gains (losses) on investments, net	(1,213,416)	—	(1,239,800)	450,000
Gain (loss) on extinguishment of debt	—	—	1,986,381	—
Change in unrealized gains (losses) on loans at fair value, net	787,799	(637,279)	(1,152,810)	(1,561,890)
Net income before income taxes	8,643,095	11,647,683	31,146,441	33,344,075
Income tax expense	663,220	167,164	1,005,959	349,763
Net income	$7,979,875	$11,480,519	$30,140,482	$32,994,312

Earnings per common share:
Basic earnings per common share (in dollars per share)	$0.39	$0.57	$1.47	$1.67
Diluted earnings per common share (in dollars per share)	$0.39	$0.57	$1.47	$1.66

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding (in shares)	20,324,125	20,019,760	20,315,162	19,687,730
Diluted weighted average shares of common stock outstanding (in shares)	20,342,880	20,112,033	20,390,385	19,780,003
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$7,979,875	$11,480,519	$30,140,482	$32,994,312
Other comprehensive income (loss):
Reversal of unrealized loss to recognized loss on debt securities available for sale held at fair value	—	—	—	168,750
Total other comprehensive income (loss)	—	—	—	168,750
Total comprehensive income	$7,979,875	$11,480,519	$30,140,482	$33,163,062
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Three months ended September 30, 2023
	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at June 30, 2023	$1	20,457,697	$204,577	$349,216,404	$—	$(9,102,745)	$340,318,237
Stock-based compensation	—	—	—	294,014	—	—	294,014
Dividends declared on common shares ($0.48 per share)	—	—	—	—	—	(9,819,695)	(9,819,695)
Net income	—	—	—	—	—	7,979,875	7,979,875
Balance at September 30, 2023	$1	20,457,697	$204,577	$349,510,418	$—	$(10,942,565)	$338,772,431

Three months ended September 30, 2022
	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at June 30, 2022	$1	19,857,872	$197,933	$339,568,041	$—	$(1,565,610)	$338,200,365
Issuance of common stock, net of offering costs	—	506,466	5,065	9,018,824	—	—	9,023,889
Stock-based compensation	—	(338)	642	114,062	—	—	114,704
Dividends declared on common shares ($0.56 per share)	—	—	—	—	—	(11,403,840)	(11,403,840)
Net income	—	—	—	—	—	11,480,519	11,480,519
Balance at September 30, 2022	$1	20,364,000	$203,640	$348,700,927	$—	$(1,488,931)	$347,415,637
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Nine months ended September 30, 2023
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2022	$1	20,364,000	$203,640	$348,817,914	$—	$(9,962,186)	$339,059,369
Stock-based compensation	—	93,697	937	692,504	—	—	693,441
Dividends declared on common shares ($1.52 per share)	—	—	—	—	—	(31,113,361)	(31,113,361)
Dividends declared on preferred shares ($60 per share)	—	—	—	—	—	(7,500)	(7,500)
Net income	—	—	—	—	—	30,140,482	30,140,482
Balance at September 30, 2023	$1	20,457,697	$204,577	$349,510,418	$—	$(10,942,565)	$338,772,431

Nine months ended September 30, 2022
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2021	$1	16,442,812	$163,866	$274,172,934	$(168,750)	$(1,092,877)	$273,075,174
Issuance of common stock, net of offering costs	—	3,913,230	39,694	73,306,511	—	—	73,346,205
Stock-based compensation	—	7,958	80	1,221,482	—	—	1,221,562
Dividends declared on common shares ($1.67 per share)	—	—	—	—	—	(33,382,866)	(33,382,866)
Dividends declared on preferred shares ($60 per share)	—	—	—	—	—	(7,500)	(7,500)
Other comprehensive income (loss)	—	—	—	—	168,750	—	168,750
Net income	—	—	—	—	—	32,994,312	32,994,312
Balance at September 30, 2022	$1	20,364,000	$203,640	$348,700,927	$—	$(1,488,931)	$347,415,637
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2023	2022
Operating activities:
Net income	$30,140,482	$32,994,312
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for current expected credit losses	149,637	3,040,135
Realized (gains) losses on investments, net	1,239,800	(450,000)
(Gain) loss on extinguishment of debt	(1,986,381)	—
Change in unrealized (gains) losses on loans at fair value, net	1,152,810	1,561,890
Accretion of deferred loan original issue discount and other discounts	(4,435,186)	(9,710,278)
Amortization of deferred financing costs - revolving credit facility	212,833	222,255
Amortization of deferred financing costs - senior notes	482,698	492,216
Stock-based compensation	693,441	1,221,482
Payment-in-kind interest	(9,404,473)	(5,051,007)
Changes in operating assets and liabilities
Interest receivable	673,473	(29,742)
Prepaid expenses and other assets	(79,474)	217,685
Interest reserve	(4,149,994)	894,159
Accrued interest	1,130,083	1,403,993
Accrued management and incentive fees, net	(316,867)	1,001,691
Accrued direct administrative expenses	(499,024)	27,209
Accounts payable and other liabilities	(13,504)	(379,934)
Net cash provided by (used in) operating activities	14,990,354	27,456,066

Cash flows from investing activities:
Issuance of and fundings on loans	(51,757,225)	(127,248,748)
Proceeds from sales of loans	21,312,827	10,600,000
Sale of available-for-sale debt securities	—	15,900,000
Due from affiliate	(1,000,000)	—
Principal repayment of loans	49,953,251	32,227,904
Net cash provided by (used in) investing activities	18,508,853	(68,520,844)

Cash flows from financing activities:
Proceeds from sale of common stock	—	75,057,650
Payment of offering costs - equity offering	—	(1,711,365)
Payment of financing costs	(225,000)	—
Borrowings on revolving credit facility	21,000,000	—
Dividends paid to common and preferred shareholders	(32,705,006)	(30,207,932)
Repayment of senior notes	(7,737,500)	—
Repayment on revolving credit facility	(81,000,000)	(75,000,000)
Net cash provided by (used in) financing activities	(100,667,506)	(31,861,647)

Net (decrease) increase in cash and cash equivalents	(67,168,299)	(72,926,425)
Cash and cash equivalents, beginning of period	140,372,841	109,246,048
Cash and cash equivalents, end of period	$73,204,542	$36,319,623

Supplemental disclosure of non-cash activity:
Interest reserve withheld from funding of loans	$1,500,000	$450,000
OID withheld from funding of loans	$7,398,475	$5,607,675
Change in other comprehensive income (loss) during the period	$—	$168,750
Dividends declared and not yet paid	$9,819,695	$11,403,840

Supplemental information:
Interest paid during the period	$2,951,250	$2,972,743
Income taxes paid during the period	$1,078,959	$41,287
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2023
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
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the rules and regulations of the SEC applicable to interim financial information and include the accounts of the Company, and its wholly-owned subsidiaries. The unaudited interim consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated in consolidation.
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
Recent Accounting Pronouncements
In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC’s regulations. The Company is currently evaluating the provisions of the amendments and the impact on the Company’s future consolidated financial statements.
3.    LOANS HELD FOR INVESTMENT AT FAIR VALUE
As of September 30, 2023 and December 31, 2022, the Company’s portfolio included two and three loans held at fair value, respectively. The aggregate originated commitment under these loans was approximately $94.2 million and $104.3 million, respectively, and outstanding principal was approximately $73.0 million and $102.4 million as of September 30, 2023 and December 31, 2022, respectively. For the nine months ended September 30, 2023, the Company funded approximately $1.9 million of additional principal and had approximately $33.0 million of principal repayments of loans held at fair value. As of September 30, 2023 and December 31, 2022, none of the Company’s loans held at fair value had floating interest rates.
The following tables summarize the Company’s loans held at fair value as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)(4)

Senior term loans	$70,010,878	$72,573,622	$73,005,930	0.6
Total loans held at fair value	$70,010,878	$72,573,622	$73,005,930	0.6

	As of December 31, 2022
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loans	$99,226,051	$100,635,985	$102,376,546	1.2
Total loans held at fair value	$99,226,051	$100,635,985	$102,376,546	1.2
(1)Refer to Note 14 to the Company's unaudited interim consolidated financial statements.
(2)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs.
(3)Weighted average remaining life is calculated based on the fair value of the loans as of September 30, 2023 and December 31, 2022.
(4)As of September 30, 2023, the weighted average remaining life only reflects the remaining life of the Private Company A Credit Facility.

Index
The following table presents changes in loans held at fair value as of and for the nine months ended September 30, 2023:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2022	$102,376,546	$(1,740,561)	$(1,409,934)	$99,226,051
Realized gains (losses) on loans at fair value, net	(1,213,416)	—	—	(1,213,416)
Change in unrealized gains (losses) on loans at fair value, net	—	—	(1,152,810)	(1,152,810)
New fundings	1,881,840	—	—	1,881,840
Accretion of original issue discount	—	1,308,253	—	1,308,253
Loan repayments	(33,032,561)	—	—	(33,032,561)
PIK interest	2,993,521	—	—	2,993,521
Total loans held at fair value at September 30, 2023	$73,005,930	$(432,308)	$(2,562,744)	$70,010,878
In September 2023, the credit facility with Public Company A matured without repayment. The agent on the credit facility has placed the borrower in default, and the Company has recorded a realized loss of approximately $(1.2) million.
A more detailed listing of the Company’s loans held at fair value portfolio based on information available as of September 30, 2023 is as follows:

	Collateral Location	Collateral Type (1)	Fair Value (2)	Carrying Value (3)	Outstanding Principal (3)	Interest Rate		Maturity Date (4)	Payment Terms (5)

Private Co. A	AZ, MI, MA, NM	C, D	$52,722,454	$54,249,907	$54,682,215	15.7%	(6)	5/8/2024	P/I
Private Co. B	MI	C, D	17,288,424	18,323,715	18,323,715	18.7%	(7)	9/1/2023	P/I
Total loans held at fair value			$70,010,878	$72,573,622	$73,005,930
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
(6)Base weighted average interest rate of 13.0% and payment-in-kind (“PIK”) weighted average interest rate of 2.7%. In October 2023, AFC Agent delivered a notice of default to Private Company A based on certain financial and other covenant defaults and began charging additional default interest of 5.0%, beginning as of July 1, 2023, in accordance with the terms of the Private Company A Credit Facility.
(7)The maturity date passed on the credit facility to Private Company B without repayment. The agent on the credit facility sent the borrower a notice of default and placed the borrower in receivership to maintain the borrower’s operations that were disrupted as a result of a management dispute. The Company has been in discussions with the borrower regarding refinancing the credit facility and with the receiver regarding a potential sale of the business in order to repay the loan. Until the loan is repaid, the borrower is obligated to pay interest at a base weighted average interest rate of 14.7% and PIK interest rate of 4.0%, plus a default interest rate of 4.0%. As amended by the forbearance and modification agreement entered into with Private Company B in February 2023, the 4.0% default interest rate is applicable from January 15, 2023 and is paid in kind. Outstanding principal balance also includes a protective advance of approximately $0.2 million made in September 2023 to cover certain expenses and was repaid in November 2023. Interest on the protective advance is calculated at the same rate as standard monthly cash interest and PIK interest, plus default interest.

Index
4.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of September 30, 2023 and December 31, 2022, the Company’s portfolio included nine loans held at carrying value. The aggregate originated commitment under these loans was approximately $335.1 million and $338.9 million, respectively, and outstanding principal was approximately $322.7 million and $296.6 million, respectively, as of September 30, 2023 and December 31, 2022. During the nine months ended September 30, 2023, the Company funded approximately $59.1 million of new loans and additional principal, had approximately $16.7 million of principal repayments of loans held at carrying value and sold $22.6 million in the aggregate of the Company’s investment in Subsidiary of Public Company M and Private Company I. As of September 30, 2023 and December 31, 2022, approximately 84% and 73%, respectively, of the Company’s loans held at carrying value had floating interest rates. As of September 30, 2023, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 3.3% and quoted at 5.3% and U.S. prime rate subject to a weighted average floor of 4.9% and quoted at 8.5%.
The following tables summarize the Company’s loans held at carrying value as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$322,737,668	$(14,726,592)	$308,011,076	2.5
Total loans held at carrying value	$322,737,668	$(14,726,592)	$308,011,076	2.5

	As of December 31, 2022
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$296,584,529	$(11,407,417)	$285,177,112	3.1
Total loans held at carrying value	$296,584,529	$(11,407,417)	$285,177,112	3.1

(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of September 30, 2023 and December 31, 2022.

Index
The following table presents changes in loans held at carrying value as of and for the nine months ended September 30, 2023:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2022	$296,584,529	$(11,407,417)	$285,177,112
New fundings	59,088,860	(7,713,475)	51,375,385
Accretion of original issue discount	—	3,126,933	3,126,933
Loan repayments	(12,676,917)	—	(12,676,917)
Sale of loans	(22,606,578)	1,267,367	(21,339,211)
PIK interest	6,410,952	—	6,410,952
Loan amortization payments	(4,063,178)	—	(4,063,178)
Total loans held at carrying value at September 30, 2023	$322,737,668	$(14,726,592)	$308,011,076
As of September 30, 2023, the Company had one loan held at carrying value on non-accrual status. As of May 1, 2023, Private Company I was placed on non-accrual status with an outstanding principal amount of approximately $3.8 million.
Subsidiary of Private Company G was placed on non-accrual status from June 1, 2023 to August 31, 2023. In September 2023, a forbearance agreement was entered into with Subsidiary of Private Company G. In exchange for such forbearance, Subsidiary of Private Company G agreed to, among other things, sell certain assets, including certain collateral, the proceeds of which will be applied to the outstanding obligations under the credit agreement with Private Company G, to provide certain additional collateral, and to contribute additional cash equity to be held in escrow by AFC Agent. As amended by the forbearance agreement entered into with Subsidiary of Private Company G, the borrower was required to pay interest of $0.8 million pro rata to the lender group for the month of September and must pay $1.0 million pro rata to the lender group for each of the months of October, November, and December. Subsidiary of Private Company G paid September and October interest in accordance with the terms of the forbearance agreement, which was due October 1, 2023 and November 1, 2023, respectively, and the credit facility was restored to accrual status.
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of September 30, 2023 is as follows:

	Collateral Location	Collateral Type (1)	Outstanding Principal (2)	Original Issue Discount	Carrying Value (2)	Interest Rate		Maturity Date (3)	Payment Terms (4)

Private Co. C	PA	C, D	$15,023,186	$(289,545)	$14,733,641	19.5%	(5)	12/1/2025	P/I
Sub. of Private Co. G	MO, NJ, PA	C, D	80,625,124	(1,544,492)	79,080,632	18.8%	(6)	5/1/2026	P/I
Private Co. K	MA	C, D	13,378,015	(715,917)	12,662,098	19.3%	(7)	5/3/2027	P/I
Private Co. I	MD	C, D	3,767,454	(50,036)	3,717,418	21.8%	(8)	8/1/2026	P/I
Private Co. J	MO	C, D	22,121,889	(377,191)	21,744,698	21.3%	(9)	9/1/2025	P/I
Sub. of Public Co. H	CT, IA, IL, ME, MI, NJ, PA	C, D	84,000,000	(2,747,942)	81,252,058	14.3%	(10)	1/1/2026	I/O
Private Co. L	MO, OH	C, D	53,000,000	(1,965,871)	51,034,129	13.7%	(11)	5/1/2026	P/I
Sub. of Public Co. M	IL, MI, MA, NJ, OH, PA	C, D	20,822,000	(2,513,150)	18,308,850	9.5%	(12)	8/27/2025	I/O
Private Co. M	AZ	D	30,000,000	(4,522,448)	25,477,552	9.0%	(13)	7/31/2026	P/I
Total loans held at carrying value			$322,737,668	$(14,726,592)	$308,011,076
(1)C = Cultivation Facilities, D = Dispensary/Retail Facilities.
(2)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.

Index
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
(6)Base interest rate of 10.25% plus U.S. prime rate (U.S. prime rate floor of 4.5%). As amended, 75.0% of the monthly cash interest was paid in kind from December 1, 2022 to May 1, 2023. Subsidiary of Private Company G was placed on non-accrual status from June 1, 2023 to August 31, 2023. In September 2023, a forbearance agreement was entered into with Subsidiary of Private Company G. As amended by the forbearance agreement entered into with Subsidiary of Private Company G, the borrower was required to pay interest of $0.8 million pro rata to the lender group for the month of September and must pay $1.0 million pro rata to the lender group for each of the months of October, November, and December. Subsidiary of Private Company G paid September and October interest in accordance with the terms of the forbearance agreement, which was due October 1, 2023 and November 1, 2023, respectively, and the credit facility was restored to accrual status. Outstanding principal balance also includes a protective advance of approximately $1.6 million made in September 2023 to cover certain construction expenses and was repaid in October 2023. Interest on the protective advance is calculated at the same rate as standard monthly cash interest, plus an additional 5.0% default interest rate.
(7)Base interest rate of 12.0% plus SOFR (SOFR floor of 1.0%) and PIK interest rate of 2.0%.
(8)Base interest rate of 12.0% plus SOFR (SOFR floor of 1.0%) and PIK interest rate of 4.5%. As amended, between 50.0% and 60.0% of the monthly cash interest was paid in kind from October 1, 2022 to April 1, 2023 and an additional 5.0% default rate has been applied since May 8, 2023 and the agent on this credit facility has since initiated a foreclosure proceeding. As of May 1, 2023, this loan was placed on non-accrual status. Effective July 2023, the floating interest rate under the credit agreement for Private Company I transitioned from LIBOR to SOFR.
(9)Base interest rate of 12.0% plus SOFR (SOFR floor of 1.0%) and PIK interest rate of 4.0%.
(10)Base interest rate of 5.8% plus U.S. prime rate (U.S. prime rate floor of 5.5%).
(11)Base interest rate of 8.4% plus SOFR (SOFR floor of 5.0%). Effective September 2023, Private Company L transitioned from a fixed interest rate to a floating interest rate tied to SOFR.
(12)Base interest rate of 9.5%.
(13)Base interest rate of 9.0%. Quarterly cash interest is paid in kind from closing to February 1, 2024 and then payable in cash thereafter.
5.    LOAN RECEIVABLE HELD AT CARRYING VALUE
As of September 30, 2023 and December 31, 2022, the Company’s portfolio included one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately $2.0 million and $2.2 million as of September 30, 2023 and December 31, 2022, respectively. During the nine months ended September 30, 2023, the Company had approximately $0.2 million of principal repayments of loan receivable held at carrying value.
The following table presents changes in loans receivable as of and for the nine months ended September 30, 2023:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2022	$2,222,339	$(1,686)	$2,220,653
Loan repayments	(180,595)	—	(180,595)
Total loan receivable held at carrying value at September 30, 2023	$2,041,744	$(1,686)	$2,040,058
As of September 30, 2023, the Company had one loan receivable held at carrying value on non-accrual status with an outstanding principal amount of approximately $2.0 million.

Index
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
As of September 30, 2023 and December 31, 2022, the Company’s CECL Reserve for its loans held at carrying value and loan receivable held at carrying value is approximately $14.4 million and $14.3 million, respectively, or 4.66% and 4.97%, respectively, of the Company’s total loans held at carrying value and loan receivable held at carrying value of approximately $310.1 million and $287.4 million, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $14.3 million and $13.5 million, respectively, and a liability for unfunded commitments of approximately $0.2 million and $0.8 million, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

Index
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loan receivable held at carrying value as of and for the three and nine months ended September 30, 2023 was as follows:

	Outstanding (1)	Unfunded (2)	Total
Balance at June 30, 2023	$13,129,270	$259,174	$13,388,444
Provision for current expected credit losses	1,145,727	(92,329)	1,053,398
Write-offs	—	—	—
Recoveries	—	—	—
Balance at September 30, 2023	$14,274,997	$166,845	$14,441,842

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2022	$13,538,077	$754,128	$14,292,205
Provision for current expected credit losses	736,920	(587,283)	149,637
Write-offs	—	—	—
Recoveries	—	—	—
Balance at September 30, 2023	$14,274,997	$166,845	$14,441,842
(1)As of September 30, 2023 and December 31, 2022, the CECL Reserve related to outstanding balances on loans held at carrying value and loan receivable held at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)As of September 30, 2023 and December 31, 2022, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.
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

Index
As of September 30, 2023, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value and loan receivable held at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2023	2022	2021	2020	Total
1	$—	$—	$—	$—	$—
2	—	—	—	—	—
3	25,477,552	82,005,077	102,996,756	14,733,641	225,213,026
4	—	—	82,798,050	—	82,798,050
5	—	—	—	2,040,058	2,040,058
Total	$25,477,552	$82,005,077	$185,794,806	$16,773,699	$310,051,134
7.    INTEREST RECEIVABLE
The following table summarizes the interest receivable by the Company as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022

Interest receivable	$3,733,028	$3,722,134
PIK receivable	825,974	1,409,678
Unused fees receivable	25,000	125,663
Total interest receivable	$4,584,002	$5,257,475
8.    INTEREST RESERVE
At September 30, 2023 and December 31, 2022, the Company had one and three loans, respectively, that included a loan-funded interest reserve. For the three and nine months ended September 30, 2023, approximately $0.6 million and $4.2 million, respectively, of aggregate interest income was earned and disbursed from the interest reserves. For the three and nine months ended September 30, 2022, approximately $3.0 million and $8.6 million, respectively, of aggregate interest income was earned and disbursed from the interest reserves.
The following table presents changes in interest reserve as of and for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Beginning reserves	$1,130,541	$5,186,615	$3,200,944	$4,782,271
New reserves	—	3,970,958	1,526,065	9,970,958
Reserves disbursed	(579,591)	(3,031,143)	(4,176,059)	(8,626,799)
Ending reserves	$550,950	$6,126,430	$550,950	$6,126,430
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

Index
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions (which may be increased to up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. During the year ended December 31, 2022, the Company incurred a one-time commitment fee expense of approximately $0.5 million, which was included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears, which is included within interest expense in the Company’s unaudited interim consolidated statements of operations. Based on the terms of the Revolving Credit Agreement, the Company’s estimated average cash balance will exceed the minimum balance required to waive the unused line fee and as such, the Company did not incur an unused line fee for the three months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the outstanding loan balance under the Revolving Credit Facility was $0.0 million and $60.0 million, respectively. All borrowings that were previously outstanding as of December 31, 2022 were repaid in full on January 3, 2023. During the third quarter of 2023, the Company drew $21.0 million under the Revolving Credit Facility, which was repaid prior to the end of the third quarter of 2023.
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
Under the Indenture, the Company is required to cause all of its existing and future subsidiaries to guarantee the 2027 Senior Notes, other than certain immaterial subsidiaries as set forth in the Indenture. Subsequent to the Company’s investment in the senior secured loan to Private Company I being transferred to TRS1 on April 1, 2022, TRS1 was added as a subsidiary guarantor under the Indenture. As of September 30, 2023, the 2027 Senior Notes are guaranteed by TRS1.
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
During the nine months ended September 30, 2023, the Company repurchased $10.0 million in principal amount of the Company’s 2027 Senior Notes at 77.4% of par value, plus accrued interest. This resulted in a gain on extinguishment of debt of approximately $2.0 million, recorded within the unaudited interim consolidated statements of operations. As of September 30, 2023, the Company had $90.0 million in principal amount of the 2027 Senior Notes outstanding.
The 2027 Senior Notes are due on May 1, 2027. Scheduled principal payments on the 2027 Senior Notes as of September 30, 2023 are as follows:

2027 Senior Notes
Year
2023 (remaining)	$—
2024	—
2025	—
2026	—
2027	90,000,000
Thereafter	—
Total principal	$90,000,000

Index
The following tables reflect a summary of interest expense incurred during the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30, 2023
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$1,293,750	$10,500	$—	$1,304,250
Unused fee expense	—	(26,667)	—	(26,667)
Amortization of deferred financing costs	158,964	96,381	—	255,345
Total interest expense	$1,452,714	$80,214	$—	$1,532,928

	Three months ended September 30, 2022
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$1,437,500	$—	$—	$1,437,500
Unused fee expense	—	—	—	—
Amortization of deferred financing costs	166,458	40,130	—	206,588
Total interest expense	$1,603,958	$40,130	$—	$1,644,088

	Nine months ended September 30, 2023
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$3,996,250	$37,167	$—	$4,033,417
Unused fee expense	—	47,915	—	47,915
Amortization of deferred financing costs	482,698	212,833	—	695,531
Total interest expense	$4,478,948	$297,915	$—	$4,776,863

	Nine months ended September 30, 2022
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$4,296,527	$—	$19,792	$4,316,319
Unused fee expense	—	—	60,417	60,417
Amortization of deferred financing costs	492,216	67,610	154,645	714,471
Total interest expense	$4,788,743	$67,610	$234,854	$5,091,207

Index
10.    COMMITMENTS AND CONTINGENCIES
As of September 30, 2023 and December 31, 2022, the Company had the following commitments to fund various investments:

	As of September 30, 2023	As of December 31, 2022

Total original loan commitments	$433,239,913	$447,101,864
Less: drawn commitments	(423,239,913)	(401,476,418)
Total undrawn commitments	$10,000,000	$45,625,446
The Company from time to time may be a party to litigation in the normal course of business. As of September 30, 2023, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.
On March 17, 2023, the Company appointed Brandon Hetzel to serve as its Chief Financial Officer and Treasurer in place of Brett Kaufman, effective as of such date, with Mr. Kaufman’s employment with AFC Management, LLC, the Company’s external manager (the “Manager”), terminated, effective as of April 17, 2023 (the “Separation Date”). In connection with his termination, Mr. Kaufman will receive (i) twelve (12) months’ worth of his current base salary, (ii) his annual target bonus, (iii) continued payment by our Manager of 100% of the COBRA premiums for him and his dependents for a period of twelve (12) months following his Separation Date, (iv) accelerated vesting of one (1) additional tranche of each of Mr. Kaufman’s outstanding equity awards, and (v) extension of the exercise period for Mr. Kaufman’s outstanding options until one (1) year following the Separation Date, contingent on Mr. Kaufman executing and not revoking a release of claims in favor of the Company. During the nine months ended September 30, 2023, the Company recorded approximately $0.7 million in severance expense, recorded within general and administrative expenses within the unaudited interim consolidated statements of operations.
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
11.    SHAREHOLDERS’ EQUITY
Series A Preferred Stock
As of September 30, 2023 and December 31, 2022, the Company has authorized 10,000 preferred shares and issued 125 of the preferred shares designated as 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”).

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
At-the-Market Offering Program (“ATM Program”)
On April 5, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC and JMP Securities LLC, as Sales Agents, under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $75.0 million. Under the terms of the Sales Agreement, the Company has agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). During the three and nine months ended September 30, 2023, the Company did not sell any shares of the Company’s common stock under the Sales Agreement. During the year ended December 31, 2022, the Company sold an aggregate of 621,398 shares of the Company’s common stock under the Sales Agreement at an average price of $18.30 per share generating net proceeds of approximately $10.4 million.
As of September 30, 2023, the shares of common stock sold under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.

Index
Share Repurchase Program
On June 13, 2023, the Company's Board of Directors authorized a share repurchase program providing for the repurchase of up to $20.0 million of the Company's outstanding common stock (the “Repurchase Program”). The timing, price, and volume of repurchases will be based on the Company’s stock price, general market conditions, applicable legal requirements and other factors. The repurchase of the Company’s common stock may be made from time to time in the open market, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934. The Company expects to finance any share repurchases under the Repurchase Program using cash on hand, capacity available under our line of credit and cash flows from operations. The Repurchase Program may be discontinued, modified or suspended at any time. During the three and nine months ended September 30, 2023, the Company did not repurchase any shares of its common stock pursuant to the Repurchase Program.
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
During the first quarter of 2023, the Company’s Board of Directors approved grants of restricted stock to the Company’s directors and officers, as well as certain employees of the Manager. In January 2023, the Company granted an aggregate of 125,234 shares of restricted stock to certain of our directors, officers and other eligible persons. The restricted stock granted in January 2023 under the 2020 Plan contain vesting periods that vary from immediately vested to vesting over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date. On June 20, 2023, the Company granted 1,159 shares of restricted stock to James C. Fagan in connection with his recent appointment to the Company’s Board of Directors, which will vest upon the one-year anniversary of the grant date. As of September 30, 2023, there were 2,326,892 shares of common stock granted under the 2020 Plan, underlying 2,169,852 options and 157,040 shares of restricted stock.
As of September 30, 2023, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2020 Plan (the “Share Limit”) equals 2,793,288 shares, which is consistent with the Share Limit as of June 30, 2023. Shares that are subject to or underlie awards that expire or for any reason are cancelled, terminated, forfeited, fail to vest, or for any other reason are not paid or delivered under the 2020 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan.

Index
The following table summarizes the (i) non-vested options granted, (ii) vested options granted, (iii) exercised and (iv) forfeited options granted for the Company’s directors and officers and employees of the Manager as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
Non-vested	213,538	293,420
Vested	2,161,094	2,081,212
Exercised	(5,511)	(5,511)
Forfeited	(200,169)	(88,749)
Balance	2,168,952	2,280,372
The Company uses the Black-Scholes option pricing model to value stock options in determining the stock-based compensation expense. The Company has elected to recognize forfeitures as they occur. Previously recognized compensation expense related to forfeitures are reversed in the period awards are forfeited. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield was based on the Company’s expected dividend yield at the grant date. Expected volatility is based on the estimated average volatility of similar companies due to the lack of historical volatilities of the Company’s common stock. Restricted stock grant expense is based on the Company’s stock price at the time of the grant and amortized over the vesting period. The stock-based compensation expense for the Company was approximately $0.3 million and $0.7 million for the three and nine months ended September 30, 2023, respectively, and approximately $0.1 million and $1.2 million for the three and nine months ended September 30, 2022, respectively.
The following table presents the assumptions used in the option pricing model of options granted under the 2020 Plan:

Assumptions	Range
Expected volatility	40% - 50%
Expected dividend yield	10% - 20%
Risk-free interest rate	0.5% - 2.0%
Expected forfeiture rate	0%
The following tables summarize stock option activity during the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30, 2023	Weighted-average grant date fair value per option
Balance as of June 30, 2023	2,273,272	$1.21
Granted	—	—
Exercised	—	—
Forfeited	(104,320)	1.23
Balance as of September 30, 2023	2,168,952	$1.20

	Three months ended September 30, 2022	Weighted-average grant date fair value per option
Balance as of June 30, 2022	2,316,106	$1.21
Granted	—	—
Exercised	(5,511)	0.90
Forfeited	(24,023)	1.20
Balance as of September 30, 2022	2,286,572	$1.21

Index

	Nine months ended September 30, 2023	Weighted-average grant date fair value per option
Balance as of December 31, 2022	2,280,372	$1.21
Granted	—	—
Exercised	—	—
Forfeited	(111,420)	1.23
Balance as of September 30, 2023	2,168,952	$1.20

	Nine months ended September 30, 2022	Weighted-average grant date fair value per option
Balance as of December 31, 2021	1,604,236	$1.08
Granted	742,000	1.46
Exercised	(5,511)	0.90
Forfeited	(54,153)	1.12
Balance as of September 30, 2022	2,286,572	$1.21
The following table summarizes the restricted stock (i) granted, (ii) vested and (iii) forfeited for the Company’s directors and officers and employees of the Manager as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
Granted	190,974	64,581
Vested	(38,028)	—
Forfeited	(33,934)	(1,238)
Balance	119,012	63,343
The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The following tables summarize the restricted stock activity during the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30, 2023	Weighted-average value at award date
Balance as of June 30, 2023	137,482	$16.06
Granted	—	—
Vested	(18,470)	16.24
Forfeited	—	—
Balance as of September 30, 2023	119,012	$16.03

	Three months ended September 30, 2022	Weighted-average value at award date
Balance as of June 30, 2022	64,581	$20.40
Granted	—	—
Vested	—	—
Forfeited	(1,238)	20.18
Balance as of September 30, 2022	63,343	$20.40

Index

	Nine months ended September 30, 2023	Weighted-average value at award date
Balance as of December 31, 2022	63,343	$20.40
Granted	126,393	15.55
Vested	(38,028)	17.97
Forfeited	(32,696)	20.39
Balance as of September 30, 2023	119,012	$16.03

	Nine months ended September 30, 2022	Weighted-average value at award date
Balance as of December 31, 2021	56,285	$20.43
Granted	8,296	20.18
Vested	—	—
Forfeited	(1,238)	20.18
Balance as of September 30, 2022	63,343	$20.40
12.    EARNINGS PER SHARE
The following information sets forth the computations of basic and diluted weighted average earnings per common share for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income attributable to common shareholders	$7,979,875	$11,480,519	$30,140,482	$32,994,312
Dividends paid on preferred shares	—	—	(7,500)	(7,500)
Dividends paid on unvested restricted stock	(65,991)	(36,165)	(205,268)	(99,827)
Net income attributable to common shareholders	7,913,884	11,444,354	29,927,714	32,886,985
Divided by:
Basic weighted average shares of common stock outstanding	20,324,125	20,019,760	20,315,162	19,687,730
Weighted average unvested restricted stock and dilutive stock options	18,755	92,273	75,223	92,273
Diluted weighted average shares of common stock outstanding	20,342,880	20,112,033	20,390,385	19,780,003
Basic weighted average earnings per common share	$0.39	$0.57	$1.47	$1.67
Diluted weighted average earnings per common share	$0.39	$0.57	$1.47	$1.66
Diluted EPS was computed using the treasury stock method for stock options and restricted stock. Diluted weighted average earnings per common share excluded 2,288,419 and 2,247,328 weighted average unvested restricted stock and stock options due to anti-dilutive effect for the three and nine months ended September 30, 2023, respectively, and 1,406,700 and 1,406,700 for the three and nine months ended September 30, 2022, respectively.
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

Index
The income tax provision for the Company was approximately $0.7 million and $1.0 million for the three and nine months ended September 30, 2023, respectively. The income tax provision for the Company was approximately $0.2 million and $0.3 million for the three and nine months ended September 30, 2022, respectively. The income tax expense for the three and nine months ended September 30, 2023 and 2022 primarily relates to activities of the Company’s taxable REIT subsidiary.
For the three and nine months ended September 30, 2023 and 2022, the Company incurred no expense for United States federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
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
The following tables present fair value measurements of loans held at fair value as of September 30, 2023 and December 31, 2022:

	Fair Value Measurement as of September 30, 2023
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$70,010,878	$—	$—	$70,010,878
Total	$70,010,878	$—	$—	$70,010,878

	Fair Value Measurement as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$99,226,051	$—	$—	$99,226,051
Total	$99,226,051	$—	$—	$99,226,051
The following table presents changes in loans that use Level 3 inputs as of and for the nine months ended September 30, 2023:

Nine months ended September 30, 2023
Total loans using Level 3 inputs at December 31, 2022	$99,226,051
Realized gains (losses) on loans at fair value, net	(1,213,416)
Change in unrealized gains (losses) on loans at fair value, net	(1,152,810)
Additional fundings	1,881,840
Loan repayments	(33,032,561)
Accretion of original issue discount	1,308,253
PIK interest	2,993,521
Total loans using Level 3 inputs at September 30, 2023	$70,010,878

Index
The change in unrealized losses included in the unaudited interim consolidated statements of operations attributable to loans held at fair value, categorized as Level 3, held as of September 30, 2023 is $(1,152,810).
The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of September 30, 2023 and December 31, 2022. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of September 30, 2023
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loans	$52,722,454	Yield analysis	Market yield	32.61% - 39.06%	34.05%
Senior term loans	17,288,424	Market approach	Revenue multiple	0.60x - 0.80x	0.70x
Total investments	$70,010,878

	As of December 31, 2022
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loans	$99,226,051	Yield analysis	Market yield	19.99% - 31.72%	21.81%
Total investments	$99,226,051
Changes in market yields and revenue multiples may change the fair value of certain of the Company’s loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s loans, while a decrease in revenue multiples may result in a decrease in the fair value of certain of the Company’s loans.
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
Investment in Marketable Securities
As of September 30, 2023 and December 31, 2022, the Company’s portfolio did not include any debt securities. For the three and nine months ended September 30, 2023, the Company had no sales of debt securities. For the three and nine months ended September 30, 2022, the realized loss on the sale of debt securities was approximately zero and $0.2 million, respectively.
Fair Value of Financial Instruments
GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheet, for which it is practicable to estimate that value.

Index
The following table details the book value and fair value of the Company’s financial instruments not recognized at fair value in the unaudited interim consolidated balance sheet as of September 30, 2023:

	As of September 30, 2023
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$73,204,542	$73,204,542
Loans held for investment at carrying value	$308,011,076	$296,997,094
Loan receivable held at carrying value	$2,040,058	$1,020,872
Financial liabilities:
Senior notes payable, net	$87,864,345	$75,600,000
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
The Incentive Compensation for the three and nine months ended September 30, 2023 was approximately $2.6 million and $7.9 million, respectively. The Incentive Compensation for the three and nine months ended September 30, 2022 was approximately $2.9 million and $9.3 million, respectively.
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

Index
The following table summarizes the related party costs incurred by the Company for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Affiliate Costs
Management fees	$1,347,378	$1,318,563	$4,046,179	$3,869,023
Less: outside fees earned	(405,276)	(432,426)	(1,311,501)	(1,307,969)
Base management fees	942,102	886,137	2,734,678	2,561,054
Incentive fees earned	2,632,765	2,938,598	7,857,901	9,312,462
General and administrative expenses reimbursable to Manager	817,985	910,243	2,801,214	2,790,846
Total	$4,392,852	$4,734,978	$13,393,793	$14,664,362
Amounts payable to the Company’s Manager as of September 30, 2023 and December 31, 2022 were approximately $4.9 million and $5.7 million, respectively.
Due to/from Affiliate
Amounts due to an affiliate of the Company as of September 30, 2023 and December 31, 2022 were approximately $19.7 thousand and $18.1 thousand, respectively.
Amounts due from an affiliate of the Company as of September 30, 2023 and December 31, 2022 were $1.0 million and zero, respectively. The amount due from the affiliate, AFC Agent LLC (“AFC Agent”), was contributed to AFC Agent in anticipation of a funding and was subsequently repaid to the Company in October 2023.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the Company’s Manager or its affiliates, including the Manager, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. As of September 30, 2023, there were four co-invested loans held by the Company and affiliates of the Company.
In July 2021, the senior secured loan facility with Private Company I, consisting of an aggregate of $15.5 million in loan commitments, was syndicated by the Company’s Manager between the Company and A BDC Warehouse, LLC (“ABW”), an entity wholly-owned by the Company’s Chief Executive Officer and Chairman of the Board and President. ABW’s commitment in the loan facility was ultimately transferred to AFC Institutional Fund LLC (“AFCIF”), an entity beneficially owned in part, by the Company’s (i) Chief Executive Officer and Chairman of the Board, (ii) President and (iii) former Head of Real Estate and a former Director, while each such owner also maintained a beneficial ownership of the Company’s Manager at the time of the investment. AFCIF holds approximately one-third of the loan’s aggregate principal amount as of September 30, 2023. On April 1, 2022, the Company’s investment in the senior secured loan to Private Company I was transferred to TRS1. In May 2023, Private Company I failed to pay its full principal and interest payments due May 1, 2023. The agent on the credit facility, AFC Agent, promptly delivered a notice of an event of default based on this payment default and certain other defaults under the credit agreement, accelerated all obligations due thereunder and subsequently initiated a foreclosing procedure in the State of Maryland. In June 2023, the Company sold two-thirds of the Private Company I credit facility at par plus accrued interest to a multi-state cannabis operator and has a put right on the remaining one-third immediately prior to the transfer of one of the borrower’s cannabis licenses. Following the sale, the Company’s outstanding principal balance under the credit facility with Private Company I was approximately $3.8 million, which is fully funded.

Index
In September 2021, the Company entered into the September Commitment Assignment with our Manager, pursuant to which our Manager assigned to us its commitment to make loans to Private Company A in a principal amount of up to $20.0 million, which was funded in September 2021. The loans were purchased at accreted cost plus accrued PIK interest. We did not pay any fees or premium to our Manager for the Company’s acquisition of the Company’s Manager’s loan commitments under the Credit Agreement with Private Company A pursuant to the September Commitment Assignment. In December 2021, the Company entered into the second amendment to the Private Company A Credit Facility to, among other things, increase the total loan commitments by $20.0 million in an additional tranche, with $2.5 million allocated to Flower Loan Holdco, LLC (“FLH”), an entity wholly-owned by the Company’s Chief Executive Officer and Chairman of the Board and President, and the remaining new commitment allocated to third-party lenders. In February 2022, the Company entered into the third amendment to the Private Company A Credit Facility to, among other things, increase the total loan commitments by $16.3 million in an additional tranche, with approximately $15.3 million allocated to the Company and approximately $1.0 million allocated to a third-party lender. In November 2022, the Company entered into a fourth amendment to the Private Company A Credit Facility to, among other things, increase the total loan commitments by $10.0 million in an additional tranche, with approximately $7.1 million allocated to the Company, $1.4 million allocated to FLH and the remaining $1.5 million allocated to third-party lenders. In March 2023, the Company entered into a fifth amendment to the Private Company A Credit Facility to, among other things and subject to certain terms and conditions, (i) increase the interest rate of certain tranches such that the facility has a uniform interest rate of 13.0% across certain tranches; (ii) reprioritize the allocation of principal and interest payments to first be applied to a specific tranche under the facility; and (iii) establish the requirement for a blocked account to hold the cash proceeds from the sale of certain assets and distribute such proceeds to the lenders. During the nine months ended September 30, 2023, AFC Agent received approximately $48.2 million in total loan principal prepayments and $1.4 million in related exit fees from the borrower’s sale of its collateral assets, of which approximately $34.7 million in principal prepayments and $1.1 million in related exit fees were allocated to the Company relating to its pro rata portion of the Private Company A Credit Facility and was applied to the outstanding principal balance. Following the prepayment, the Company’s outstanding principal balance under the Private Company A Credit Facility was approximately $54.7 million, which is fully funded. Refer to Note 17 to the Company’s unaudited interim consolidated financial statements for more information on Private Company A prepayments that occurred subsequent to September 30, 2023. In October 2023, AFC Agent delivered a notice of default to Private Company A based on certain financial and other covenant defaults and began charging additional default interest of 5.0%, beginning as of July 1, 2023, in accordance with the terms of the Private Company A Credit Facility. In November 2023, Private Company A was placed into receivership to maintain the borrower’s operations and maximize value for the benefit of its creditors.
In September 2021, the Company entered into the second amended and restated credit agreement with Subsidiary of Private Company G to, among other things, increase the total loan commitments by $53.4 million in three tranches, with approximately $10.0 million allocated to ABW and the remaining $43.4 million allocated to the Company. ABW’s commitment was ultimately transferred to AFCIF. In August 2022, the Company committed an additional $8.1 million under credit agreement with Subsidiary of Private Company G. Following the expansion, the Company now holds $73.5 million in commitments. The Company’s outstanding principal balance under the credit facility with Subsidiary of Private Company G was approximately $80.6 million, which is fully funded. Subsidiary of Private Company G failed to make its cash interest payment due July 1, 2023 in arrears for the month of June, and the Company placed the borrower on non-accrual as of June 1, 2023. In connection therewith, the Company has initiated a consensual foreclosure proceeding with respect to certain of the borrower’s assets in Pennsylvania, with the expectation that the net cash proceeds of the public auction will be used to prepay a portion of the principal outstanding under the credit facility. The Company entered into a forbearance agreement with Subsidiary of Private Company G in September 2023, which carves out the consensual foreclosure proceeding described above, pursuant to which the Company agreed to forbear from exercising certain remedies as a result of certain defaults under the credit agreement. In exchange for such forbearance, Subsidiary of Private Company G agreed to, among other things, sell certain assets, including certain collateral, the proceeds of which will be applied to the outstanding obligations under the credit agreement with Private Company G, to provide certain additional collateral, and to contribute additional cash equity to be held in escrow by AFC Agent. As amended by the forbearance agreement entered into with Subsidiary of Private Company G, the borrower was required to pay interest of $0.8 million pro rata to the lender group for the month of September and must pay $1.0 million pro rata to the lender group for each of the months of October, November, and December. Subsidiary of Private Company G paid September and October interest in accordance with the terms of the forbearance agreement, which was due October 1, 2023 and November 1, 2023, respectively, and the credit facility was restored to accrual status.

Index
In December 2021, the Company entered into a credit agreement with Subsidiary of Public Company H, which provides Subsidiary of Public Company H with a $100.0 million senior secured credit facility, of which, we committed $60.0 million, a predecessor-in-interest to AFCIF committed $10.0 million, and third-party lenders committed $30.0 million of the aggregate principal amount. In October 2022, the credit agreement with Subsidiary of Public Company H was amended to, among other things, increase the total loan commitment by $50.0 million, of which $30.0 million of the new loan commitment was allocated pro rata to the Company, $5.0 million was allocated to AFCIF and the remaining $15.0 million was allocated to a third-party lender. In April 2023, the credit agreement with Subsidiary of Public Company H was amended to, among other things, (i) reduce the total loan commitment by $10.0 million ratably amongst the lenders, including the Company, of which $6.0 million of the reduced commitment was allocated to the Company and $9.0 million of additional principal was funded by the Company, (ii) strengthen the real estate coverage covenants and (iii) require certain conditions precedent be met prior to disbursing funds to construction projects. Following the amendment, the Company now holds $84.0 million in commitments. The Company’s outstanding principal balance under the credit facility with Subsidiary of Public Company H was $84.0 million, which is fully funded.
In September 2023, Mr. Bernard Berman, a member of the Company’s investment committee, purchased a 3.0% membership interest in certain income of the Manager.
Secured Revolving Credit Facility From Affiliate
In April 2022, the Company terminated the AFCF Revolving Credit Facility. Refer to Note 9 to the Company’s unaudited interim consolidated financial statements for more information.
16.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2023 and 2022:

	Record Date	Payment Date	Common Share Distribution Amount	Aggregate Amount Paid

Regular cash dividend	3/31/2022	4/15/2022	$0.55	$10,858,617
Regular cash dividend	6/30/2022	7/15/2022	0.56	11,120,408
Regular cash dividend	9/30/2022	10/14/2022	0.56	11,403,840
2022 Period Subtotal			$1.67	$33,382,865
Regular cash dividend	3/31/2023	4/14/2023	$0.56	$11,473,971
Regular cash dividend	6/30/2023	7/14/2023	0.48	9,819,695
Regular cash dividend	9/30/2023	10/13/2023	0.48	9,819,695
2023 Period Subtotal			$1.52	$31,113,361
17.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. There were no material subsequent events, other than those described below, that required disclosure in these unaudited interim consolidated financial statements.
In October 2023, AFC Agent received approximately $2.3 million in total loan principal prepayments and $0.1 million in related exit fees from Private Company A’s sale of its collateral assets, of which approximately $1.7 million in principal prepayments and $0.1 million in related exit fees were allocated to the Company relating to the Company’s pro rata portion of the Private Company A Credit Facility and was applied to the outstanding principal balance. Following the prepayment, the Company’s outstanding principal balance under the Private Company A Credit Facility was approximately $53.2 million.
In October 2023, AFC Agent delivered a notice of default to Private Company A based on certain financial and other covenant defaults and began charging additional default interest 5.0%, beginning as of July 1, 2023, in accordance with the terms of the Private Company A Credit Facility. In November 2023, Private Company A was placed into receivership to maintain the borrower’s operations and maximize value for the benefit of its creditors.

Index
In October 2023, Private Company B was placed into receivership following the maturity date of the credit facility, which has not been repaid. The Company has been in discussions with the borrower regarding refinancing the credit facility and with the receiver regarding a potential sale of the business in order to repay the loan.

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
Developments during the Third Quarter of 2023:
Updates to our Loan Portfolio during the Third Quarter of 2023
In August 2023, AFC Agent received approximately $37.6 million in total loan principal prepayments and $1.3 million in related exit fees from Private Company A’s sale of certain collateral assets, of which approximately $27.1 million in principal prepayments and $1.0 million in related exit fees were allocated to us relating to our pro rata portion of the Private Company A Credit Facility and was applied to the outstanding principal balance.

Index
In July 2023, TRS1 purchased a secured seller promissory note from Private Company A (the “seller note”) that was issued by Private Company M in favor of Private Company A as a portion of the total purchase price for certain of Private Company A and its subsidiaries’ assets and operations in Arizona. The seller note is for an amount equal to $30.0 million and is secured by substantially all the assets of Private Company M. The seller note is also guaranteed by the parent company of Private Company M. The seller note matures on July 31, 2026 and accrues interest at a rate of 9.0% per annum until February 2026, and at a rate of 15.0% per annum thereafter. TRS1 purchased the seller note from Private Company A at a discount of approximately 16.0% for a purchase price equal to approximately $25.2 million.
Subsidiary of Private Company G failed to make its cash interest payment due July 1, 2023 in arrears for the month of June, and we placed the borrower on non-accrual from June 1, 2023 to August 31, 2023. We entered into a forbearance agreement with Subsidiary of Private Company G in September 2023, pursuant to which we agreed to forbear from exercising certain remedies as a result of certain defaults under the credit agreement. In exchange for such forbearance, Subsidiary of Private Company G agreed to, among other things, sell certain assets, including certain collateral, the proceeds of which will be applied to the outstanding obligations under the credit agreement with Private Company G, to provide certain additional collateral, and to contribute additional cash equity to be held in escrow by AFC Agent. As amended by the forbearance agreement entered into with Subsidiary of Private Company G, the borrower was required to pay interest of $0.8 million pro rata to the lender group for the month of September and must pay $1.0 million pro rata to the lender group for each of the months of October, November, and December. Subsidiary of Private Company G paid September and October interest in accordance with the terms of the forbearance agreement, which was due October 1, 2023 and November 1, 2023, respectively, and the credit facility was restored to accrual status.
The outstanding principal balance of the loan to Subsidiary of Private Company G includes a protective advance of approximately $1.6 million made in September 2023 to cover certain construction expenses and was repaid in October 2023. Interest on the protective advance is calculated at the same rate as standard monthly cash interest, plus an additional 5.0% default interest rate.
The maturity date passed on the credit facility to Private Company B without repayment. The agent on the credit facility sent the borrower a notice of default and placed the borrower in receivership to maintain the borrower’s operations that were disrupted as a result of a management dispute. We have been in discussion with the borrower regarding refinancing the credit facility and with the receiver regarding a potential sale of the business in order to repay the loan. Until the loan is repaid, the borrower is obligated to pay interest at a base weighted average interest rate of 14.7% and PIK interest rate of 4.0%, plus a default interest rate of 4.0%. As amended by the forbearance and modification agreement entered into with Private Company B in February 2023, the 4.0% default interest rate is applicable from January 15, 2023 and is paid in kind. Outstanding principal balance also includes a protective advance of approximately $0.2 million made in September 2023 to cover certain expenses and was repaid in November 2023. Interest on the protective advance is calculated at the same rate as standard monthly cash interest and PIK interest, plus default interest.
In August 2023, we entered into an amendment with Private Company K, which among other things, (i) amended the minimum cash balance financial covenant, (ii) delayed the start date for amortization payments and (iii) the total loan commitment under the credit facility with Private Company K was reduced from approximately $14.5 million to $13.2 million, which is fully funded.
In September 2023, we entered into an amendment with Private Company L, which, among other things, amended the interest rate to a base interest rate of 8.4% per annum plus SOFR, with a SOFR floor of 5.0%.
In October 2023, AFC Agent delivered a notice of default to Private Company A based on certain financial and other covenant defaults and began charging additional default interest of 5.0%, beginning as of July 1, 2023, in accordance with the terms of the Private Company A Credit Facility. In November 2023, Private Company A was placed into receivership to maintain the borrower’s operations and maximize value for the benefit of its creditors.
In September 2023, the credit facility with Public Company A matured without repayment. The agent on the credit facility has placed the borrower in default, and the Company has recorded a realized loss of approximately $(1.2) million.

Index
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
During the three and nine months ended September 30, 2023, we did not sell any shares of our common stock under the Sales Agreement.
Share Repurchase Program
On June 13, 2023, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $20.0 million of our outstanding common stock (the “Repurchase Program”). The timing, price, and volume of repurchases will be based on our stock price, general market conditions, applicable legal requirements and other factors. The repurchase of our common stock may be made from time to time in the open market, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934. We expect to finance any share repurchases under the Repurchase Program using cash on hand, capacity available under our line of credit and cash flows from operations. The Repurchase Program may be discontinued, modified or suspended at any time. During the three and nine months ended September 30, 2023, we did not repurchase any shares of our common stock pursuant to the Repurchase Program.
Dividends Declared Per Share
In September 2023, we declared a regular cash dividend of $0.48 per share of our common stock, relating to the quarter ended September 30, 2023, which was paid on October 13, 2023 to shareholders of record as of September 30, 2023. The aggregate amount of the regular cash dividend payment was approximately $9.8 million.
For the nine months ended September 30, 2023 and 2022, we paid the following cash dividends:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Date Paid	Amount per Share	Aggregate Amount Paid
March 10, 2022	March 31, 2022	April 15, 2022	$0.55	$10.9 million
June 15, 2022	June 30, 2022	July 15, 2022	0.56	11.1 million
September 15, 2022	September 30, 2022	October 14, 2022	0.56	11.4 million
2022 Period Subtotal			$1.67	$33.4 million
March 2, 2023	March 31, 2023	April 14, 2023	$0.56	$11.5 million
June 15, 2023	June 30, 2023	July 14, 2023	0.48	9.8 million
September 15, 2023	September 30, 2023	October 13, 2023	0.48	9.8 million
2023 Period Subtotal			$1.52	$31.1 million
Recent Developments
In October 2023, AFC Agent received approximately $2.3 million in total loan principal prepayments and $0.1 million in related exit fees from Private Company A’s sale of its collateral assets, of which approximately $1.7 million in principal prepayments and $0.1 million in related exit fees were allocated to us relating to our pro rata portion of the Private Company A Credit Facility and was applied to the outstanding principal balance. Following the prepayment, our outstanding principal balance under the Private Company A Credit Facility was approximately $53.2 million.
In October 2023, AFC Agent delivered a notice of default to Private Company A based on certain financial and other covenant defaults and began charging additional default interest of 5.0%, beginning as of July 1, 2023, in accordance with the terms of the Private Company A Credit Facility. In November 2023, Private Company A was placed into receivership to maintain the borrower’s operations and maximize value for the benefit of its creditors.

Index
In October 2023, Private Company B was placed into receivership following the maturity date of the credit facility, which has not been repaid. We have been in discussions with the borrower regarding refinancing the credit facility and with the receiver regarding a potential sale of the business in order to repay the loan.
In October 2023, the Board appointed Daniel Neville as the Chief Executive Officer of the Company and a member of its Investment Committee, effective as of November 13, 2023. Mr. Neville succeeds Leonard Tannenbaum, who will transition from his role as Chairman of the Board and Chief Executive Officer to Executive Chairman and Chief Investment Officer as of the effective date.
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
We define Distributable Earnings as, for a specified period, the net income (loss) computed in accordance with GAAP, excluding (i) stock-based compensation expense, (ii) depreciation and amortization, (iii) any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss); provided that Distributable Earnings does not exclude, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash, (iv) increase (decrease) in provision for current expected credit losses, (v) TRS (income) loss, net of any dividends received from TRS and (vi) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between our Manager and our independent directors and after approval by a majority of such independent directors.
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

Index

The following table provides a reconciliation of GAAP net income to Distributable Earnings:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$7,979,875	$11,480,519	$30,140,482	$32,994,312
Adjustments to net income:
Stock-based compensation expense	294,014	114,062	705,361	1,221,482
Depreciation and amortization	—	—	—	—
Unrealized (gains) losses, or other non-cash items	(787,799)	637,279	1,152,810	1,561,890
Increase (decrease) in provision for current expected credit losses	1,053,398	541,958	149,637	3,040,135
TRS (income) loss, net of dividends	1,399,920	(1,019,424)	(716,684)	(1,567,970)
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—	—	—
Distributable earnings	$9,939,408	$11,754,394	$31,431,606	$37,249,849
Basic weighted average shares of common stock outstanding (in shares)	20,324,125	20,019,760	20,315,162	19,687,730
Distributable earnings per basic weighted average share	$0.49	$0.59	$1.55	$1.89
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our common stock as of September 30, 2023 and December 31, 2022 was approximately $16.56 and $16.65, respectively.
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
Results of Operations for the three and nine months ended September 30, 2023 and 2022
Our net income allocable to our common shareholders for the three and nine months ended September 30, 2023, was approximately $8.0 million and $30.1 million or $0.39 and $1.47 per basic weighted average common share, respectively, compared to net income allocable to our common shareholders of approximately $11.5 million and $33.0 million or $0.57 and $1.67 per basic weighted average common share for the three and nine months ended September 30, 2022.
Interest income decreased approximately $(3.0) million, or (15.1)%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This decrease was driven by lower fee income recognized of approximately ($2.1) million, lower unused fees of approximately ($0.4) million driven by less unfunded commitments, and lower interest income of approximately ($1.0) million driven by two months of non-accrual in the third quarter of 2023 for Subsidiary of Private Company G interest income, partially offset by an increase in OID income of approximately $0.6 million during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, respectively.

Index
Interest income decreased approximately $(7.1) million, or (11.8)%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This decrease was driven by lower fee income recognized of approximately ($6.3) million, lower unused fees of approximately ($1.1) million driven by less unfunded commitments, and lower OID income of approximately ($5.3) million due to acceleration of unaccreted OID of prior year loan repayments, partially offset by an increase in interest income of approximately $5.5 million driven by additional principal deployed as well as an increase in variable interest rates during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, respectively.
Interest expense decreased approximately $(0.1) million, or (6.8)%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease was primarily due to lower interest incurred on the 2027 Senior Notes due to $90.0 million principal outstanding for the three months ended September 30, 2023, as compared to $100.0 million principal outstanding for the three months ended September 30, 2022.
Interest expense decreased approximately $(0.3) million, or (6.2)%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease was primarily due to lower interest incurred on the 2027 Senior Notes due to a weighted average decrease in the 2027 Senior Notes principal outstanding of approximately $(7.5) million, or (7.5)%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This relates to the repurchase of $10.0 million of our 2027 Senior Notes during the nine months ended September 30, 2023. No repurchases took place during the same period in 2022.
Management fees increased approximately $0.1 million, or 6.3%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Incentive fees decreased approximately $(0.3) million, or (10.4)%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, driven by lower Core Earnings (as defined in the Management Agreement).
Management fees increased approximately $0.2 million, or 6.8%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Incentive fees decreased approximately $(1.5) million, or (15.6)%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, driven by lower Core Earnings (as defined in the Management Agreement).
General and administrative expenses decreased approximately $(0.1) million, or (6.1)%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.
General and administrative expenses increased approximately $0.7 million, or 20.6%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This increase was primarily due to severance expense incurred during the nine months ended September 30, 2023 attributable to the departure of our former Chief Financial Officer of approximately $0.7 million.
Stock-based compensation increased approximately $0.2 million, or 157.8%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This was driven by the acceleration of restricted stock owned by our former Head of Real Estate and a former Director, who resigned during the three months ended September 30, 2023.
Stock-based compensation decreased approximately $(0.5) million, or (42.3)%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This was primarily due to the majority of equity awards granted in January 2022 that vested immediately, as compared to the majority of equity awards granted in January 2023 with a three-year vesting period.
Professional fees decreased approximately $(29.3) thousand, or (9.0)%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Professional fees increased approximately $0.1 million, or 11.6%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
The net change in realized gains (losses) on investments for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was $(1.2) million and approximately $(1.7) million, respectively.

Index
Investments in loans held at fair value are recorded on the trade date at cost, which reflects the amount of principal funded net of any original issue discounts. An unrealized gain arises when the fair value of the loan portfolio exceeds its cost and an unrealized loss arises when the fair value of the loan portfolio is less than its cost. The net change in unrealized gain (loss) of approximately $0.8 million and $(0.6) million for the three months ended September 30, 2023 and 2022, respectively, and $(1.2) million and $(1.6) million for the nine months ended September 30, 2023 and 2022, respectively, was mainly driven by the net change in the valuation of the loans, which was impacted by changes in market yields and revenue multiples.
The gain (loss) on extinguishment of debt was zero and approximately $2.0 million for the three and nine months ended September 30, 2023 as a result of the repurchase of $10.0 million of our 2027 Senior Notes during the period. No repurchases took place during the same period in 2022.
Provision for Current Expected Credit Losses
The provision for current expected credit losses increased approximately $0.5 million, or 94.4%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The provision for current expected credit losses decreased approximately $(2.9) million, or (95.1)%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The balance as of September 30, 2023 was approximately $14.4 million, or 4.66%, of our total loans held at carrying value and loan receivable held at carrying value balance of approximately $310.1 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $14.3 million and (ii) a liability for unfunded commitments of approximately $0.2 million. The balance as of September 30, 2022 was approximately $6.2 million, or 1.80%, of our total loans held at carrying value and loan receivable held at carrying value balance of approximately $341.4 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $5.5 million and (ii) a liability for unfunded commitments of approximately $0.7 million. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan. The change in the provision for current expected credit losses for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was due to changes in macroeconomic factors, changes to the loan portfolio including new commitments and repayments, and changes in other data points we use in estimating the reserve.
Loan Portfolio
As of September 30, 2023 and December 31, 2022, our portfolio included two and three loans held at fair value, respectively. The aggregate originated commitment under these loans was approximately $94.2 million and $104.3 million, respectively, and outstanding principal was approximately $73.0 million and $102.4 million as of September 30, 2023 and December 31, 2022, respectively. For the nine months ended September 30, 2023, we funded approximately $1.9 million of additional principal and had approximately $33.0 million of principal repayments of loans held at fair value. As of September 30, 2023 and December 31, 2022, none of our loans held at fair value had floating interest rates.
The following tables summarize our loans held at fair value as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)(4)

Senior term loans	$70,010,878	$72,573,622	$73,005,930	0.6
Total loans held at fair value	$70,010,878	$72,573,622	$73,005,930	0.6

Index

	As of December 31, 2022
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loans	$99,226,051	$100,635,985	$102,376,546	1.2
Total loans held at fair value	$99,226,051	$100,635,985	$102,376,546	1.2
(1)Refer to Note 14 to our unaudited interim consolidated financial statements titled “Fair Value”.
(2)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(3)Weighted average remaining life is calculated based on the fair value of the loans as of September 30, 2023 and December 31, 2022.
(4)As of September 30, 2023, the weighted average remaining life only reflects the remaining life of the Private Company A Credit Facility.
The following table presents changes in loans held at fair value as of and for the nine months ended September 30, 2023:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2022	$102,376,546	$(1,740,561)	$(1,409,934)	$99,226,051
Realized gains (losses) on loans at fair value, net	(1,213,416)	—	—	(1,213,416)
Change in unrealized gains (losses) on loans at fair value, net	—	—	(1,152,810)	(1,152,810)
New fundings	1,881,840	—	—	1,881,840
Accretion of original issue discount	—	1,308,253	—	1,308,253
Loan repayments	(33,032,561)	—	—	(33,032,561)
PIK interest	2,993,521	—	—	2,993,521
Total loans held at fair value at September 30, 2023	$73,005,930	$(432,308)	$(2,562,744)	$70,010,878
In September 2023, the credit facility with Public Company A matured without repayment. The agent on the credit facility has placed the borrower in default, and we recorded a realized loss of approximately $(1.2) million.
As of September 30, 2023 and December 31, 2022, our portfolio did not include any debt securities. For the three and nine months ended September 30, 2023, we had no sales of debt securities. For the three and nine months ended September 30, 2022, the realized loss on the sale of debt securities was approximately zero and $0.2 million, respectively.
As of September 30, 2023 and December 31, 2022, our portfolio included nine loans held at carrying value. The aggregate originated commitment under these loans was approximately $335.1 million and $338.9 million, respectively, and outstanding principal was approximately $322.7 million and $296.6 million, respectively, as of September 30, 2023 and December 31, 2022. During the nine months ended September 30, 2023, we funded approximately $59.1 million of new loans and additional principal, had approximately $16.7 million of principal repayments of loans held at carrying value and sold $22.6 million in the aggregate of the Company’s investment in Subsidiary of Public Company M and Private Company I. As of September 30, 2023 and December 31, 2022, approximately 84% and 73%, respectively, of our loans held at carrying value had floating interest rates. As of September 30, 2023, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 3.3% and quoted at 5.3% and U.S. prime rate subject to a weighted average floor of 4.9% and quoted at 8.5%.

Index
The following tables summarize our loans held at carrying value as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$322,737,668	$(14,726,592)	$308,011,076	2.5
Total loans held at carrying value	$322,737,668	$(14,726,592)	$308,011,076	2.5

	As of December 31, 2022
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$296,584,529	$(11,407,417)	$285,177,112	3.1
Total loans held at carrying value	$296,584,529	$(11,407,417)	$285,177,112	3.1
(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of September 30, 2023 and December 31, 2022.
The following table presents changes in loans held at carrying value as of and for the nine months ended September 30, 2023:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2022	$296,584,529	$(11,407,417)	$285,177,112
New fundings	59,088,860	(7,713,475)	51,375,385
Accretion of original issue discount	—	3,126,933	3,126,933
Loan repayments	(12,676,917)	—	(12,676,917)
Sale of loans	(22,606,578)	1,267,367	(21,339,211)
PIK interest	6,410,952	—	6,410,952
Loan amortization payments	(4,063,178)	—	(4,063,178)
Total loans held at carrying value at September 30, 2023	$322,737,668	$(14,726,592)	$308,011,076
As of September 30, 2023 and December 31, 2022, our portfolio included one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately $2.0 million and $2.2 million as of September 30, 2023 and December 31, 2022, respectively. During the nine months ended September 30, 2023, we had approximately $0.2 million of principal repayments of loan receivable held at carrying value.

Index
The following table presents changes in loans receivable as of and for the nine months ended September 30, 2023:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2022	$2,222,339	$(1,686)	$2,220,653
Loan repayments	(180,595)	—	(180,595)
Total loan receivable held at carrying value at September 30, 2023	$2,041,744	$(1,686)	$2,040,058

The below table summarizes our total loan portfolio as of September 30, 2023:

Loan Names	Original Funding Date(1)	Loan Maturity	AFCG Loan, net of Syndication	% of Total AFCG	Principal Balance as of 9/30/2023	Cash Interest Rate	PIK	Fixed/ Floating	Amortization During Term	YTM (2)(3)
Public Co. A - Equipment Loans(4)	8/5/2019	3/31/2025	$4,000,000	0.9%	$2,041,744	12.0%	N/A	Fixed	Yes	9%
Private Co. A(5)	5/8/2020	5/8/2024	77,785,000	18.0%	54,682,215	13.0%	2.7%	Fixed	Yes	25%
Private Co. B(6)	9/10/2020	9/1/2023	16,402,988	3.8%	18,323,715	14.7%	4.0%	Fixed	Yes	31%
Private Co. C	11/5/2020	12/1/2025	24,000,000	5.5%	15,023,186	17.5%	2.0%	Floating	Yes	26%
Sub of Private Co. G(7)	4/30/2021	5/1/2026	73,500,000	17.0%	80,625,124	18.8%	N/A	Floating	Yes	24%
Private Co. I(8)	7/14/2021	8/1/2026	3,500,298	0.8%	3,767,454	17.3%	4.5%	Floating	Yes	18%
Private Co. J	8/30/2021	9/1/2025	23,000,000	5.3%	22,121,889	17.3%	4.0%	Floating	Yes	26%
Private Co. K	4/28/2022	5/3/2027	13,229,626	3.1%	13,378,015	17.3%	2.0%	Floating	Yes	27%
Private Co. L	4/20/2022	5/1/2026	63,000,000	14.5%	53,000,000	13.7%	N/A	Floating	Yes	18%
Sub of Public Co. H	12/16/2021	1/1/2026	84,000,000	19.4%	84,000,000	14.3%	N/A	Floating	No	19%
Sub of Public Co. M	8/26/2022	8/27/2025	20,822,000	4.8%	20,822,000	9.5%	N/A	Fixed	No	18%
Private Co. M(9)	7/31/2023	7/31/2026	30,000,000	6.9%	30,000,000	N/A	9.0%	Fixed	Yes	18%
		Subtotal(10)	$433,239,912	100.0%	$397,785,342	14.0%	1.6%			19%
										Wtd Average
Information is as of September 30, 2023 unless otherwise specified. Borrower names have been kept confidential due to confidentiality agreement obligations.
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
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of September 30, 2023 applied through maturity. Actual results could differ from those estimates and assumptions.
(3)Estimated YTM for the loan with Private Company A is enhanced by purchase discounts attributed to the fair value of equity warrants that were separated from the loan prior to our acquisition of such loan. The purchase discounts accrete to income over the respective remaining terms of the applicable loan.
(4)As of October 1, 2022, Public Company A equipment loan receivable was placed on non-accrual status.

Index
(5)Cash interest and PIK interest rates for Private Company A represent a blended rate of differing cash interest and PIK interest rates applicable to each of the tranches to which the Company is a lender under the senior secured term loan credit facility with Private Company A (as may be amended, restated, and supplemented or otherwise modified from time to time, the “Private Company A Credit Facility”). In October 2023, AFC Agent delivered a notice of default to Private Company A based on certain financial and other covenant defaults and began charging additional default interest of 5.0%, beginning as of July 1, 2023, in accordance with the terms of the Private Company A Credit Facility.
(6)Cash interest and PIK interest rates for Private Co. B are weighted average rates. As amended by the forbearance and modification agreement entered into with Private Company B in February 2023, the default interest rate of 4.0% is applicable from January 15, 2023 and is paid in kind.
(7)As amended, 75.0% of Subsidiary of Private Company G’s monthly cash interest was paid in kind from December 1, 2022 to May 1, 2023. Subsidiary of Private Company G was placed on non-accrual status from June 1, 2023 to August 31, 2023. In September 2023, a forbearance agreement was entered into with Subsidiary of Private Company G. Subsidiary of Private Company G paid September and October interest in accordance with the terms of the forbearance agreement, which was due October 1, 2023 and November 1, 2023, and the credit facility was restored to accrual status.
(8)As amended, an additional 5.0% default rate has been applied since May 8, 2023 and the agent on this credit facility has since initiated a foreclosure proceeding. As of May 1, 2023, this loan was placed on non-accrual status.
(9)Quarterly cash interest is paid in kind from closing to February 1, 2024 and then payable in cash thereafter.
(10)The interest and PIK subtotal rates are weighted average rates.
Collateral Overview
Our loans are secured by various types of assets of our borrowers, including real property and certain personal property, such as the value associated with licenses (where applicable), equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.
With respect to our loans to cannabis operators, we do not have liens on cannabis inventory and are generally restricted from taking ownership of state licenses by current statutory prohibitions and exchange listing standards. The documents governing our loans also include a variety of provisions intended to provide remedies against the value associated with licenses. For example, some loan documents require a grant of a security interest in all property of the entities holding licenses to the extent not prohibited by applicable law or regulations (or requiring regulatory approval), equity pledges of entities holding licenses, receivership remedies and/or other remedies to secure the value associated with the borrowers’ licenses. Upon default of a loan, we may seek to sell the loan to a third party or have an affiliate or a third party work with the borrower to have the borrower sell collateral securing the loan to a third party or institute a foreclosure proceeding to have such collateral sold, in each case, to generate funds towards the payoff of the loan. While we believe that the appraised value of any real estate assets or other collateral securing our loans may impact the amount of the recovery in each such scenario, the amount of any such recovery from the sale of such real estate or other collateral may be less than the appraised value of such collateral and the sale of such collateral may not be sufficient to pay off the remaining balance on the defaulted loan. Becoming the holder of a license through foreclosure or otherwise, the sale of a license or other realization of the value of licenses requires the approval of regulatory authorities. As of September 30, 2023, our portfolio of assets held outside of TRS1 had a weighted average real estate collateral coverage of approximately 1.2 times our aggregate committed principal amount of such loans, with the real estate collateral coverage for each of our loans measured as of the time of closing for such loan and based on various sources of data available at such time. We calculate our weighted average real estate collateral coverage by estimating the underlying value of our real estate collateral based on various objective and subjective factors, including, without limitation, third-party appraisals, total cost basis of the subject property and/or our own internal estimates.

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
Our net cash provided by operating activities for the nine months ended September 30, 2023 of approximately $15.0 million was less than our dividend payments of $32.7 million made during the same period due to earned OID of $4.4 million, gain on extinguishment of debt of $2.0 million, the net change in interest reserve of $4.1 million and PIK repayments of $1.5 million related to the repayment from Private Company I and Private Company A during such period. OID relates to cash withheld by the Company upon funding of its investments and is included under the ‘Supplemental disclosure of non-cash activity’ on the Consolidated Statements of Cash Flows.
As of September 30, 2023 and December 31, 2022, all of our cash was unrestricted and totaled approximately $73.2 million and $140.4 million, respectively.
As of September 30, 2023, we believe that our cash on hand, capacity available under our line of credit and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
Capital Markets
Our Shelf Registration Statement became effective on April 18, 2022, allowing us to sell, from time to time in one or more offerings, up to $1.0 billion of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock or preferred stock. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We may also access liquidity through our ATM Program, which was established in April 2022, pursuant to which we may sell, from time to time, up to $75.0 million of our common stock. During the three and nine months ended September 30, 2023, we did not sell any shares of our common stock under the Sales Agreement. During the year ended December 31, 2022, we sold an aggregate of 621,398 shares of our common stock under the Sales Agreement at an average price of $18.30 per share generating net proceeds of approximately $10.4 million.

Index
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
Revolving Credit Facility
On April 29, 2022, we entered into a Revolving Credit Agreement by and among us, the other loan parties from time to time party thereto, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto, pursuant to which, we obtained a $60.0 million senior secured revolving credit facility. As of September 30, 2023, we had $0.0 million of borrowings outstanding and $60.0 million of availability under our Revolving Credit Agreement, which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by us and subject to the satisfaction of other conditions provided under the Revolving Credit Facility. During the third quarter of 2023, we drew $21.0 million under the Revolving Credit Facility, which was repaid prior to the end of the third quarter of 2023.
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions, which may be increased to up to $100.0 million in aggregate (subject to available borrowing base and additional commitments), and contains a maturity date of April 29, 2025. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. During the year ended December 31, 2022, we incurred a one-time commitment fee expense of approximately $0.5 million, which is amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears, which is included within interest expense in our consolidated statements of operations. Based on the terms of the Revolving Credit Agreement, our estimated average cash balance will exceed the minimum balance required to waive the unused line fee and as such, we did not incur an unused line fee for the three months ended September 30, 2023.
Our obligations under the Revolving Credit Facility are secured by certain assets of ours comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, we are subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.50 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of us and our subsidiaries. To the best of our knowledge, as of September 30, 2023, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
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
2027 Senior Notes
On November 3, 2021, we issued $100.0 million in aggregate principal amount of the 2027 Senior Notes. The 2027 Senior Notes accrue interest at a rate of 5.75% per annum. Interest on the 2027 Senior Notes is due semi-annually on May 1 and November 1 of each year, which began on May 1, 2022. The net proceeds from the issuance of the 2027 Senior Notes were approximately $97.0 million, after deducting the initial purchasers’ discounts and commissions and estimated offering fees and expenses payable by us. We used the net proceeds from the issuance of the 2027 Senior Notes (i) to fund loans related to unfunded commitments to existing borrowers, (ii) to originate and participate in commercial loans to companies operating in the cannabis industry that are consistent with our investment strategy and (iii) for working capital and other general corporate purposes. The terms of the 2027 Senior Notes are governed by the Indenture. Under the Indenture governing the 2027 Senior Notes, we are required to cause all of our existing and future subsidiaries to guarantee the 2027 Senior Notes, other than certain immaterial subsidiaries as set forth in the Indenture. Subsequent to the transfer of our investment in the senior secured loan to Private Company I to TRS1 on April 1, 2022, TRS1 was added as a subsidiary guarantor under the Indenture. As of September 30, 2023, the 2027 Senior Notes are guaranteed by TRS1.

Index
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
During the nine months ended September 30, 2023, we repurchased $10.0 million in principal amount of our 2027 Senior Notes at 77.4% of par value, plus accrued interest. This resulted in a gain on extinguishment of debt of approximately $2.0 million, recorded within the unaudited interim consolidated statements of operations. Following this transaction, as of September 30, 2023, we had $90.0 million in principal amount of the 2027 Senior Notes outstanding.
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
Debt Service
As of September 30, 2023, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.

Index
Cash Flows
The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2023 and 2022:

	September 30,
	2023	2022
Net income	$30,140,482	$32,994,312
Adjustments to reconcile net income to net cash (used in) provided by operating activities and changes in operating assets and liabilities	(15,150,128)	(5,538,246)
Net cash provided by (used in) operating activities	14,990,354	27,456,066
Net cash provided by (used in) investing activities	18,508,853	(68,520,844)
Net cash (used in) provided by financing activities	(100,667,506)	(31,861,647)
Change in cash and cash equivalents	$(67,168,299)	$(72,926,425)
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2023 was approximately $15.0 million, compared to approximately $27.5 million for the same period in 2022. The decrease of approximately $(12.5) million during the nine months ended September 30, 2022 to September 30, 2023 was primarily due to an increase in the gain on extinguishment of debt of approximately $(2.0) million, increase in PIK interest of approximately $(4.4) million, decrease in the change in provision for current expected credit losses of approximately $(2.9) million, decrease in interest reserve of approximately $(5.0) million, increase in accrued management and incentive fees of approximately $(1.3) million, offset by a decrease in accretion of OID of approximately $5.3 million, respectively.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2023 was approximately $18.5 million, compared to net cash used in investing activities of approximately $(68.5) million for the same period in 2022. The increase of net cash provided by investing activities of approximately $87.0 million during the nine months ended September 30, 2022 to September 30, 2023 was primarily due to a decrease in issuance and fundings on loans of approximately $75.5 million, an increase in proceeds from the sale of loans of approximately $10.7 million, an increase in principal repayments of loans of approximately $17.7 million, offset by a decrease in the sale of available-for-sale debt securities of $(15.9) million, respectively.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2023 was approximately $(100.7) million, compared to approximately $(31.9) million for the same period in 2022. The decrease of approximately $(68.8) million during the nine months ended September 30, 2022 to September 30, 2023 was primarily due to a decrease in proceeds from the sale of common stock of approximately $(75.1) million, repayments on the 2027 Senior Notes of approximately $(7.7) million, lower repayments on the Revolving Credit Facility of approximately $(6.0) million, offset by an increase in borrowings on the revolving credit facility of $21.0 million, respectively.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of September 30, 2023 are as follows:

	As of September 30, 2023
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$10,000,000	$—	$—	$—	$10,000,000
Total	$10,000,000	$—	$—	$—	$10,000,000

As of September 30, 2023, all unfunded commitments relate to our total loan commitments and were available for funding in less than one year.

Index
We also had the following contractual obligations as of September 30, 2023 relating to the 2027 Senior Notes:

	As of September 30, 2023
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations(1)	$5,175,000	$10,350,000	$95,175,000	$—	$110,700,000
Total	$5,175,000	$10,350,000	$95,175,000	$—	$110,700,000
(1) Amounts include projected interest payments during the period based on interest rates in effect as of September 30, 2023.
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
Critical Accounting Policies and Estimates
As of September 30, 2023, there were no significant changes in or changes in the application of our critical accounting policies or estimates from those presented in our Annual Report on Form 10-K.

Index
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Changes in market yields and revenue multiples may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, while a decrease in revenue multiples may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of September 30, 2023, a decrease of 50 bps or increase of 50 bps of the market yield would have resulted in a change in unrealized gain (loss) of approximately $0.3 million and $(0.3) million, respectively. As of September 30, 2023, we had seven floating-rate loans, representing approximately 68% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates included one-month SOFR subject to a weighted average floor of 3.3% and quoted at 5.3% and U.S. prime rate subject to a weighted average floor of 4.9% and quoted at 8.5%. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $2.7 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $(2.4) million.
LIBOR Transition
In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) (the authority that regulates LIBOR) announced its intention to cease sustaining LIBOR by the end of 2021. The ICE Benchmark Administration (the “IBA”), which is supervised by the FCA, ended publication of the one-week and two-month USD LIBOR tenors on December 31, 2021, and the remaining USD LIBOR tenors (overnight, one-month, three-month, six-month and 12-month) ended following their publication on June 30, 2023. On April 3, 2023, the FCA announced that it will compel the IBA to publish an unrepresentative synthetic USD LIBOR through September 30, 2024 for use in legacy contracts.
As of September 30, 2023, seven of our loans, representing approximately 68% of our portfolio based on aggregate outstanding principal balances, paid interest at a variable rate tied to either SOFR or U.S. prime rate. If one of these floating benchmarks are no longer available, our applicable loan documents generally include fallback provisions that allow us to choose a new index based upon comparable information. However, if each of these benchmarks are no longer available, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our loans. In addition, changes to another index could result in mismatches with the interest rate of loans that we are financing. As of September 30, 2023, none of our loans paid interest at a variable rate tied to LIBOR, transitioning the remaining loan tied to LIBOR to one-month SOFR in July 2023 in accordance with the loan documents.
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our consolidated balance sheet. As of September 30, 2023 and December 31, 2022, two and three of our loans held for investment were carried at fair value within loans held at fair value in our consolidated balance sheets, respectively, with changes in fair value recorded through earnings.
We evaluate our loans on a quarterly basis and fair value is determined by our Board through its independent Audit and Valuation Committee. We use an independent third-party valuation firm to provide input in the valuation of all of our unquoted investments, which we consider along with other various subjective and objective factors in making our evaluations.
Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. In the yield analysis, we consider the current contractual interest rate, the maturity and other terms of the loan relative to risk of the borrower and the specific loan. A key determinant of risk, among other things, is the leverage through the loan relative to the enterprise value of the borrower. As loans held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded loans, as well as secondary market data with respect to high-yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable. Changes in market yields and revenue multiples may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, while a decrease in revenue multiples may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate.

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
Our loan portfolio as of September 30, 2023 was concentrated with the top four borrowers representing approximately 68.5% of the aggregate outstanding principal balances and approximately 68.8% of the total loan commitments. Additionally, the industry is experiencing significant consolidation, which we expect to increase, among cannabis operations and certain of our borrowers may combine, increasing the concentration of our borrower portfolio with those consolidated operators. Our largest credit facility represented approximately 21.1% of the aggregate outstanding principal balances of our portfolio and approximately 19.4% of our total loan commitments as of September 30, 2023. The borrower under this credit facility is a Subsidiary of Public Company H, a multi-state operator with real estate assets in several states, certain of which have been included as collateral in connection with the senior term loan. Our portion of the senior term loan provided to such borrower has a principal amount of $84.0 million outstanding as of September 30, 2023, which is fully funded. This senior term loan accrues interest at a variable rate of U.S. prime rate plus 5.8%, subject to a U.S. prime rate floor of 5.5%.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of September 30, 2023, we were not subject to any material legal proceedings.
Item 1A. Risk Factors
Except as disclosed below, during the quarter ended September 30, 2023, there were no material changes to the Risk Factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the nine months ended September 30, 2023.
Repurchases of Common Stock
There were no issuer repurchases of common stock during the quarter ended September 30, 2023.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Index
Item 6.     Exhibits

Exhibit No.	Description of Exhibits
3.1	Articles of Amendment and Restatement of AFC Gamma, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).
3.1A	Articles of Amendment, dated March 10, 2022 (filed as Exhibit 3.1A to the Company’s Annual Report on Form 10-K on March 10, 2022 and incorporated herein by reference).
3.4	Amended and Restated Bylaws of AFC Gamma, Inc. (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).
4.2	Indenture, dated as of November 3, 2021, by and between AFC Gamma, Inc. and TMI Trust Company, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on November 3, 2021 and incorporated herein by reference).
4.3	Form of 5.750% Senior Notes due 2027 (included in Exhibit 4.2).
10.1	Amended and Restated Management Agreement, dated January 14, 2021 by and between AFC Gamma, Inc. and AFC Management, LLC (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K on March 10, 2022 and incorporated herein by reference).
10.1A	First Amendment to Amended and Restated Management Agreement, dated March 10, 2022, by and between AFC Gamma, Inc. and AFC Management, LLC (filed as Exhibit 10.1A to the Company’s Annual Report on Form 10-K on March 10, 2022 and incorporated herein by reference).
10.1B	Second Amendment to Amended and Restated Management Agreement, dated November 7, 2022, by and between AFC Gamma, Inc. and AFC Management, LLC (filed as Exhibit 10.1B to the Company’s Quarterly Report on Form 10-Q on November 8, 2022 and incorporated herein by reference).
10.1C	Third Amendment to Amended and Restated Management Agreement, dated March 6, 2023 by and between AFC Gamma, Inc. and AFC Management, LLC (filed as Exhibit 10.1C to the Company’s Annual Report on Form 10-K on March 7, 2023 and incorporated herein by reference).
10.1D	Fourth Amendment to Amended and Restated Management Agreement, dated September 11, 2023 by and between AFC Gamma, Inc. and AFC Management, LLC (filed as Exhibit 10.1D to the Company’s Current Report on Form 8-K on September 12, 2023 and incorporated herein by reference).
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

Date: November 8, 2023
AFC GAMMA, INC.

	By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Brandon Hetzel
Brandon Hetzel
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)