Form 10-K
period 2023-12-31
AFC Gamma, Inc.
filed 2024-03-07
CIK 1822523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to (§240.10D-1(b)). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The approximate aggregate market value of 15,803,332 shares of voting common stock held by non-affiliates of the registrant, as of June 30, 2023, based upon the last sale price reported on the Nasdaq Stock Market (the “Nasdaq”) was $196,751,483. For purposes of the foregoing calculation only, all directors and executive officers of AFC Gamma, Inc. have been deemed affiliates.

Class	Outstanding at March 1, 2024
Common stock, $0.01 par value per share	20,667,094
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 29, 2024) are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”), filed by AFC Gamma, Inc. (the “Company,” “we,” “us,” and “our”), and the information incorporated by reference in it, or made in other reports, filings with the SEC, press releases contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. Some of the statements contained in this Annual Report, other than statements of current or historical facts, are forward-looking statements and are based on our current intent, belief, expectations and views of future events. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results or performance, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “could,” “would,” “will,” “can,” “continuing,” “may,” “aim,” “intend,” “ongoing,” “plan,” “predict,” “potential,” “should,” “seeks,” “likely to” or words or phrases of similar meaning.
These statements are only predictions and involve estimates, known and unknown risks, assumptions, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of the factors discussed in Item 1A. Risk Factors and elsewhere in this Annual Report. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Moreover, we operate in a rapidly evolving environment. New risk factors and uncertainties emerge from time to time, and it is not possible for our management to predict all the risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements include, but are not limited to, statements about:
•our business and investment strategy;
•the ability of our Manager to locate suitable loan opportunities for us and to monitor and actively manage our portfolio and implement our investment strategy;
•our expectations for origination targets and repayments;
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
•our ability to maintain our exemption from registration under the Investment Company Act (as defined below);
•our ability to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
•estimates relating to our ability to make distributions to our shareholders in the future;
•our understanding of our competition;
•market trends in our industry, interest rates, real estate values, the securities markets or the general economy;
•our ability to complete the Spin-Off (as defined below) in a timely manner or at all; and
•we may not achieve some or all of the expected benefits of the Spin-Off (as defined below).
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
PART I
Item 1.    Business
The following description of the business of AFC Gamma, Inc. should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2023. Unless the context otherwise requires, the terms “we,” “us” or “our” refers to AFC Gamma, Inc.
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

We have expanded our investment guidelines to invest in attractive commercial real estate financing opportunities emerging from the current interest rate environment. As the U.S. Federal Reserve Board (the “Federal Reserve”) began to increase interest rates in the first quarter of 2022 and continued to do so through the third quarter of 2023 in an effort to curb rising inflation, we believe the higher interest rates and associated pressures have created an opportunity in real estate lending, where there is currently less capital available in the marketplace to finance real estate projects. As a result of these market dynamics, we have identified a number of opportunities to provide acquisition and construction financing for real estate owners, operators and related businesses at attractive rates and secured by valuable real estate collateral.
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
We have elected to be taxed as a real estate investment trust (a “REIT”) under Section 856 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2020. We believe that we have qualified as a REIT and that our current and proposed method of operation will enable us to continue to qualify as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us continuing to satisfy numerous asset, income and distribution tests, which in turn depends, in part, on our operating results and ability to obtain financing. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940 as amended (the “Investment Company Act”).
Our wholly-owned subsidiary, AFCG TRS1, LLC (“TRS1”), operates as a taxable REIT subsidiary (a “TRS”). TRS1 began operating in July 2021. Our wholly-owned subsidiary, Sunrise Realty Trust, Inc. (“SUNS”) (f/k/a CRE South LLC), was formed on August 28, 2023 and converted from a Delaware limited liability company to a Maryland corporation in February 2024. The financial statements of TRS1 and SUNS are consolidated within our consolidated financial statements.
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

Spin-Off
On February 22, 2024, we announced that our Board unanimously approved a plan to spin-off (the “Spin-Off”) our commercial real estate (“CRE”) portfolio into an independent, publicly traded REIT, named Sunrise Realty Trust, Inc. (“SUNS”).
The separation and the resulting Spin-Off is expected to be implemented in two steps. First, we expect to contribute, and SUNS expects to accept and assume, all of the assets, liabilities and business related to our CRE lending business not related to our business of structuring, underwriting, origination and investing in loans to and debt securities of cannabis industry operators, as currently conducted by SUNS, including the operations, properties, services and activities of such business (the “Contribution”), to the extent such assets, liabilities and business are not already held at SUNS. Then, we plan to distribute all of the outstanding shares of SUNS common stock (“SUNS Common Stock”) on the distribution date to our stockholders as of the record date on a pro rata basis. We and SUNS expect that $115 million of assets in the aggregate, in a combination of loans and cash, will either be contributed to SUNS in the Contribution or be held by SUNS immediately following the Contribution. Following the distribution, we and SUNS expect the SUNS Common Stock to be listed on the Nasdaq Capital Market. SUNS has filed a registration statement on Form 10 with the Securities and Exchange Commission which provides additional details about the Spin-Off.
While SUNS will be an independent publicly-traded company, operating the Spin-Off Business separately from AFC Gamma, various individuals will serve as executive officers and directors of both companies. For example, Leonard Tannenbaum, our Chief Investment Officer and Executive Chairman of the Board, is expected to be the Executive Chairman, Brandon Hetzel, our Chief Financial Officer and Treasurer, is expected to be the Chief Financial Officer and Treasurer and Robyn Tannenbaum, our President, is expected to be the President of both entities immediately following the completion of the Spin-Off. Additionally, Alexander Frank, one of our directors, is expected to serve on the board of directors of both companies immediately following the completion of the Spin-Off.
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
Experienced Management Team: Our Manager administers our business activities and day-to-day operations subject to the overall supervision of our Board of Directors (the “Board”). Our Manager’s team is comprised of professionals with extensive and diverse expertise and significant financing experience across many industries, including the real estate sector. We believe that the length and breadth of this team’s financing experience and their ability to source and execute a wide variety of loans is one of our significant competitive advantages.
Flexible Structure: We believe we have a more flexible funding structure, with the ability to redeploy capital more quickly than the typical REIT land ownership models and traditional lenders. Our funding structure commits and funds loans with an average maturity of two to five years with significant prepayment protections whereas certain competitors with typical REIT land ownership models have longer-term leases. The duration of our loans, as compared to the length of leases usually employed by REIT land ownership models, allows us to redeploy our capital with more flexibility as market changes occur instead of being locked in for longer periods of time. This model also allows our borrowers to retain control of their real estate assets, which is important to their businesses and allows for more flexibility regarding their capital structure.
Compelling Risk-Adjusted Returns: We seek to obtain strong risk-adjusted yield-to-maturity (“YTM”) with targeted annual gross yields on our portfolio within the range of 12% to 20% through coupons, original issue discount (“OID”), prepayment or exit fees, and other fees.
Underlying Collateral: Our loans are primarily secured by real property and certain personal property, including by the value associated with licenses (where applicable), equipment, and other assets to the extent permitted by applicable laws, and the regulations governing our borrowers and our intention to qualify as a REIT. As of December 31, 2023, our portfolio of assets held outside of TRS1 had a weighted average real estate collateral coverage of approximately 1.0 times our aggregate committed principal amount of such loans, with the real estate collateral coverage for each of our loans measured as of the time of closing for such loan and based on various sources of data available at such time.

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
Significant Management Investment: Leonard M. Tannenbaum, our Chief Investment Officer and Executive Chairman of the Board, made an equity investment of approximately $47.8 million in August 2020, which included a combination of cash and a transfer of loan assets at fair value plus accrued and unpaid interest, in exchange for 3,342,500 shares of our common stock.
Our Portfolio
For information about our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investment Portfolio” and the notes to our consolidated financial statements included in this Annual Report.
Collateral Overview
Our loans are secured by various types of assets of our borrowers, including real property and certain personal property, such as the value associated with licenses (where applicable), equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.
With respect to our loans to cannabis operators, we do not have liens on cannabis inventory and are generally restricted from taking ownership of state licenses by current statutory prohibitions and exchange listing standards. The documents governing our loans also include a variety of provisions intended to provide remedies against the value associated with licenses. For example, some loan documents require a grant of a security interest in all property of the entities holding licenses to the extent not prohibited by applicable law or regulations (or requiring regulatory approval), equity pledges of entities holding licenses, receivership remedies and/or other remedies to secure the value associated with the borrowers’ licenses. Upon default of a loan, we may seek to sell the loan to a third party or have an affiliate or a third party work with the borrower to have the borrower sell collateral securing the loan to a third party or institute a foreclosure proceeding to have such collateral sold, in each case, to generate funds towards the payoff of the loan. While we believe that the appraised value of any real estate assets or other collateral securing our loans may impact the amount of the recovery in each such scenario, the amount of any such recovery from the sale of such real estate or other collateral may be less than the appraised value of such collateral and the sale of such collateral may not be sufficient to pay off the remaining balance on the defaulted loan. Becoming the holder of a license through foreclosure or otherwise, the sale of a license or other realization of the value of licenses requires the approval of regulatory authorities. As of December 31, 2023, our portfolio of assets held outside of TRS1 had a weighted average real estate collateral coverage of approximately 1.0 times our aggregate committed principal amount of such loans, with the real estate collateral coverage for each of our loans measured as of the time of closing for such loan and based on various sources of data available at such time. We calculate our weighted average real estate collateral coverage by estimating the underlying value of our real estate collateral based on various objective and subjective factors, including, without limitation, third-party appraisals, total cost basis of the subject property and/or our own internal estimates.

We may pursue a sale of a defaulted loan if we believe that a sale would yield higher proceeds or that a sale could be accomplished more quickly than a foreclosure proceeding while yielding proceeds comparable to what would be expected from a foreclosure sale. To the extent that we determine that the proceeds are more likely to be maximized through instituting a foreclosure sale or through taking title to the underlying collateral, we will be subject to the rules and regulations under state law that govern foreclosure sales and Nasdaq listing standards that do not permit us to take title to real estate while it is involved in commercial sales of cannabis. In addition, even for loans to cannabis operations, the sale of the collateral securing our loans may be difficult and may be sold to a party outside of the cannabis industry. Therefore, any appraisal-based value of our real estate and other collateral may not equal the value of such collateral if it were to be sold to a third-party in a foreclosure or similar proceeding. We may seek to sell a defaulted loan prior to commencing a foreclosure proceeding or during a foreclosure proceeding to a purchaser that is not required to comply with Nasdaq listing standards. We believe a third-party purchaser that is not subject to Nasdaq listing standards may be able to realize greater value from real estate and other collateral securing our loans with respect to loans to cannabis operators. However, we can provide no assurances that a third-party would buy such loans or that the sales price of such loans would be sufficient to recover the outstanding principal balance, accrued interest, and fees. We will not own real estate as long as it is used in the commercial sale of cannabis due to current statutory prohibitions and exchange listing standards, which may delay or limit our remedies in the event that any of our borrowers default under the terms of their loans with us.
Our Loan Origination Pipeline
As of March 1, 2024, our loan origination pipeline consisted of potential new loans to (i) commercial real estate owners, operators and related businesses representing prospective total loan commitments of approximately $701 million and (ii) state law compliant cannabis operators representing prospective total loan commitments of approximately $279 million. From January 1, 2020 to March 1, 2024, members of our management team, provided by our Manager, and the members of the investment committee of our Manager (the “Investment Committee”), who advise on our investments and operations, sourced over $19.4 billion of loans across the cannabis industry in various states while maintaining a robust pipeline of potentially actionable opportunities. We are in various stages of our evaluation process with respect to these loans. We identify appropriate loans from our origination pipeline based on investment criteria factors such as, among other things, the prospective borrower’s financial performance, loan size, proposed sources and uses and location, at which point we may issue an indication of interest or non-binding term sheet and, if mutually agreeable, enter into a non-binding term sheet or non-binding syndication commitment letter with the prospective borrower.
We are currently completing our underwriting process and negotiating definitive loan documents for each of the potential loan investments related to our active fully-executed, non-binding term sheets and fully-executed, non-binding syndication commitment letters. The potential loans remain subject to satisfactory completion of our underwriting and due diligence processes, definitive documentation and final approval by the Investment Committee, as applicable. As a result, no assurance can be given that any of these potential loans will close on the currently contemplated terms or at all. We intend to fund these potential loans using unused borrowing capacity under our senior secured revolving credit facility (the “Revolving Credit Facility”), obtained under the Loan and Security Agreement (the “Revolving Credit Agreement”), net proceeds of future debt or equity offerings, including in connection with our at-the-market offering program (the “ATM Program”), existing cash and/or, depending upon the timing of closing, or net proceeds from loan repayments.
Our Leadership
Leonard M. Tannenbaum, our Chief Investment Officer and Executive Chairman, has over 25 years of investment management experience. He has taken three other entities public and has managed several externally-managed investment vehicles with approximately $5.0 billion of assets under management in the aggregate. During his career, Mr. Tannenbaum has underwritten over 400 loans with over $10.0 billion in principal value. Daniel Neville, our Chief Executive Officer, has over 15 years of experience in finance. Prior to joining AFC Gamma in November 2023, Mr. Neville previously served as the Chief Financial Officer of Ascend Wellness Holdings, Inc. Robyn Tannenbaum, our President, has over 15 years of experience in finance, capital market transactions and investor relations. Brandon Hetzel, our Chief Financial Officer and Treasurer, has over 14 years of experience in accounting and finance.
Our Manager and Our Management Agreement
We are externally managed and advised by our Manager, a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and an affiliate of Mr. Tannenbaum, Mrs. Tannenbaum and Mr. Neville. Each of our officers is employed by our Manager and certain of our officers are members of AFC Gamma’s Investment Committee.

Our Manager’s team is comprised of professionals with extensive and diverse expertise and significant financing industry experience. Members of the Investment Committee of our Manager and the investment personnel provided by our Manager have approximately 80 years of combined investment management experience and are a valuable resource to us. Our Manager, its affiliates and the members of our Investment Committee manage several externally-managed vehicles totaling over $400.0 million in cannabis-related assets, including AFC Gamma, Inc. and AFC Warehouse Holding, LLC (“AFC Warehouse”), one of our affiliates. Our Manager’s Investment Committee is comprised of Leonard M. Tannenbaum, Robyn Tannenbaum, Bernard D. Berman, and Daniel Neville.
In September 2023, Mr. Berman purchased a 3.0% membership interest in certain income of the Manager. In January 2024, Mr. Neville purchased a 1.6% membership interest in certain income of the Manager. The Manager is 75.0% owned by Mr. Tannenbaum and 10.0% owned by Mrs. Tannenbaum.
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
Currently, the Management Agreement automatically renews every year on July 31st for a one-year period, unless we or our Manager elects not to renew. The Management Agreement may be terminated by us or our Manager under certain specified circumstances.
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
For a summary of compensation paid to our Manager for the years ended December 31, 2023 and 2022, see Note 15 to our consolidated financial statements in this Annual Report for more information.
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

On September 11, 2023, we entered into an amendment to our Management Agreement between us and our Manager. Pursuant to the amendment, the Management Agreement was amended to update the investment guidelines to allow for investments in mezzanine loans to commercial real estate owners, operators and related businesses. In addition, the investment guidelines were amended such that loans and investments made in respect of (x) first lien or second lien loans secured by mortgages or mezzanine loans to commercial real estate owners, operators and related businesses, (y) the ownership of non-cannabis related commercial real estate assets, and (z) mortgage-backed securities shall not exceed 35% of the Company’s assets as evaluated on a quarterly basis and determined by our Board through the independent Audit and Valuation Committee.
On February 22, 2024, we entered into an amendment to our Management Agreement between us and our Manager. Pursuant to the amendment, the Management Agreement was amended to update the investment guidelines to focus on our investments in first and second lien loans, typically secured by mortgages and other security interests, to cannabis operators in states that have legalized medical and/or adult use cannabis. Therefore, the investment guidelines were amended such that loans and investments made in respect of (x) first lien or second lien loans secured by mortgages or mezzanine loans to commercial real estate owners, operators and related businesses and (y) the ownership of non-cannabis related commercial real estate assets, were removed and are no longer permitted by the investment guidelines. We and our Manager have agreed that this amendment will become effective upon the completion of the Spin-Off (as defined below). The Manager is a wholly-owned subsidiary of Castleground Holdings LLC (f/k/a Advanced Flower Capital Management, LLC) (the “Parent Manager”).
Indemnification and Liability
Our Management Agreement provides for customary indemnification of our Manager and its affiliates, and certain of our and their respective members, shareholders, managers, partners, trustees, personnel, officers, directors, employees, consultants and Sub-Managers, as applicable. Additionally, we have entered into indemnification agreements with the members of the Investment Committee provided by our Manager that provide for indemnification and advance of expenses to the maximum extent permitted by Maryland law, subject to certain standards to be met and certain other limitations and conditions as set forth in such indemnification agreements. We also carry directors and officers insurance. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practice; however, our insurance coverage may not be sufficient to cover all of our losses. The Management Agreement also provides that the Manager Parties will not be liable to us for acts or omissions performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the relevant Management Agreement.
Term
The Management Agreement automatically renews every year on July 31st for a one-year period, unless we or our Manager elect not to renew. We may decline to renew our Management Agreement upon 180 days prior written notice and the affirmative vote of at least two-thirds of our independent directors that there has been unsatisfactory performance by our Manager that is materially detrimental to us taken as a whole. In such event, we shall pay our Manager a termination fee (the “Termination Fee”) equal to three times the sum of (i) the annual Base Management Fee and (ii) the annual Incentive Compensation, in each case, earned by our Manager during the 12-month period immediately preceding the most recently completed fiscal quarter. Our Manager may decline to renew our Management Agreement upon 180 days prior written notice and without payment of any termination fee by either party. We and our Manager have agreed that it is both of our intention that if our Management Agreement is not terminated prior to our equity equaling or exceeding $1,000,000,000, then we and our Manager (or the equity owners of our Manager) shall contemplate effecting an Internalization Transaction (as defined below) pursuant to our Management Agreement. Our Management Agreement was amended and restated to reflect these terms upon the consummation of our IPO.

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
Our Investment Guidelines may only be amended, restated, modified, supplemented or waived pursuant to the approval of (i) a majority of our Board (which must include a majority of our independent directors) and (ii) our Manager.
Investment Committee
Pursuant to our Management Agreement, our Manager has established an Investment Committee for us, the members of which consist of employees or advisers of our Manager and/or its affiliates and which currently includes certain of our Manager’s affiliates and certain of our officers. The Investment Committee has the following responsibilities: (i) reviewing loan opportunities for us presented to it by senior investment professionals of our Manager and (ii) reviewing our loan portfolios for compliance with the Investment Guidelines established pursuant to our Management Agreement at least on a quarterly basis, or more frequently as necessary. All of our loans require the approval of the Investment Committee. The members of the Investment Committee currently consist of Mr. Tannenbaum, Mrs. Tannenbaum, Mr. Neville and Mr. Berman. Any action to be taken by the Investment Committee requires the approval of a majority of the members of the Investment Committee; provided that during any time that the Investment Committee is comprised of less than four (4) members, any action by the Investment Committee shall require unanimous approval of all members of the Investment Committee.
Manager Succession Plan
The members of our Manager have delegated the management of the business and affairs of our Manager to Mr. Tannenbaum, as manager (the “Managing Member”). Pursuant to our Manager’s operating agreement, the Managing Member will hold office until such Managing Member resigns or is removed pursuant to our Manager’s operating agreement. The Managing Member shall be automatically removed as such in the event of his or her death, permanent physical or mental disability. Upon the resignation or removal of Mr. Tannenbaum as the Managing Member, the members of our Manager will appoint Mrs. Tannenbaum as the Managing Member.

Co-Investments
From time to time, we may co-invest with other investment vehicles managed by our Manager or its affiliates, including our Manager, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. We are not obligated to provide, nor have we provided, any financial support to the other managed investment vehicles. As such, our risk is limited to the carrying value of its investment in any such loan. As of December 31, 2023, there were four co-invested loans held by us and our affiliates. Subsequent to December 31, 2023, there were an additional two co-invested loans held by us and our affiliates.
Certain investment opportunities in loans, which may be suitable for us, may also be suitable for other accounts, private funds, pooled investment vehicles or other entities managed or advised, directly or indirectly, by our Manager, Mr. Tannenbaum or Mrs. Tannenbaum, or any of their or our respective affiliates or entities in which any such person is an executive, in each case, excluding AFC Warehouse, our affiliate that is also managed by our Manager (such accounts, private funds, pooled investment vehicles and other entities, collectively, the “Ancillary Entities”), and, subject to compliance with the Manager COI Policy (as defined below), our related persons transaction policy, our code of business conduct and ethics and applicable regulatory considerations, our Manager may allocate such loans and participate in such loans on behalf of Ancillary Entities under such allocation process as our Manager deems reasonable under the circumstances in good faith. Additionally, subject to the foregoing policies, codes and considerations, our Manager or its affiliates, including AFC Agent LLC (“AFC Agent”), may from time to time serve as administrative agent to the lenders under our co-investments, which as of December 31, 2023 include: (1) Private Company I, (2) Private Company A, (3) Subsidiary of Private Company G and (4) Subsidiary of Public Company H. Two additional co-invested loans that closed subsequent to December 31, 2023 are noted below with regards to CRE Private Company A and CRE Private Company B.
(1) In July 2021, the senior secured loan facility with Private Company I, consisting of an aggregate of $15.5 million in loan commitments, was syndicated by our Manager between the Company and A BDC Warehouse, LLC (“ABW”), an entity wholly-owned by Mr. Tannenbaum, our Chief Investment Officer and Executive Chairman of our Board, and Mrs. Tannenbaum, our President. ABW’s commitment in the loan facility was ultimately transferred to AFC Institutional Fund LLC (“AFCIF”), an entity beneficially owned in part, by our (i) Chief Investment Officer and Executive Chairman of our Board, (ii) President and (iii) former Head of Real Estate and a former Director, while each such owner also maintained a beneficial ownership of our Manager at the time of the investment. AFCIF holds approximately one-third of the loan’s aggregate principal amount as of December 31, 2023. On April 1, 2022, our investment in the senior secured loan to Private Company I was transferred to TRS1. In May 2022, the credit agreement with Private Company I was amended to, among other things, increase the aggregate loan commitment by approximately $0.1 million, such that the loan commitment of TRS1 is approximately $10.4 million. In connection with the amendment, TRS1 also agreed to waive certain financial covenants for one fiscal quarter and amend the minimum net income financial covenant for certain fiscal quarters, subject to certain terms and conditions, including payment of an amendment fee. In October 2022, TRS1 entered into an amendment with Private Company I to, among other things, and subject to certain terms and conditions, (i) increase the aggregate loan commitment by approximately $0.1 million, such that the loan commitment of TRS1 is approximately $10.5 million, (ii) waive certain financial covenants for one fiscal quarter, (iii) defer certain principal payments, (iv) permit 50% of cash interest to instead be paid in kind for four months and (v) increase the interest rate for interest paid in kind. In January 2023, TRS1 agreed, subject to certain terms and conditions (including payment of full cash interest, rather than partial PIK interest, which was previously agreed to), to defer an upcoming principal payment. In March 2023, TRS1 agreed, subject to certain terms and conditions, to defer an upcoming principal payment and permit a portion of an upcoming cash interest payment to instead be paid in kind. In May 2023, Private Company I failed to pay its full principal and interest payments due May 1, 2023. The agent on the credit facility, AFC Agent, promptly delivered a notice of an event of default based on this payment default and certain other defaults under the credit agreement, accelerated all obligations due thereunder and subsequently initiated a foreclosing procedure in the State of Maryland. In June 2023, we sold two-thirds of the Private Company I credit facility at par plus accrued interest to a multi-state cannabis operator and we have a put right on the remaining one-third immediately prior to the transfer of one of the borrower’s cannabis licenses. As of December 31, 2023, our outstanding principal balance was approximately $3.8 million, which is fully funded.

(2) In September 2021, we entered into an assignment with our Manager (the “September Commitment Assignment”) pursuant to which our Manager assigned to us its commitment to make loans to Private Company A in a principal amount of up to $20.0 million, which was funded in September 2021. We purchased the loan commitments from our Manager at accreted cost plus accrued PIK interest. We did not pay any fees or premium to our Manager for our acquisition of our Manager’s loan commitments under the Credit Agreement with Private Company A (the “Private Company A Credit Facility”) pursuant to the September Commitment Assignment. In December 2021, we entered into the second amendment to the Private Company A Credit Facility to, among other things, increase the total loan commitments by $20.0 million in an additional tranche, with $2.5 million allocated to Flower Loan Holdco, LLC (“FLH”), an entity wholly-owned by Mr. and Mrs. Tannenbaum, and the remaining new commitment allocated to third-party lenders. In February 2022, we entered into the third amendment to the Private Company A Credit Facility to, among other things, increase the total loan commitments by $16.3 million in an additional tranche, with approximately $15.3 million allocated to the Company and approximately $1.0 million allocated to a third-party lender. In November 2022, we entered into a fourth amendment to the Private Company A Credit Facility to, among other things, increase the total loan commitments by $10.0 million in an additional tranche, with approximately $7.1 million allocated to the Company, $1.4 million allocated to FLH and the remaining $1.5 million allocated to third-party lenders. In March 2023, we entered into a fifth amendment to the Private Company A Credit Facility to, among other things and subject to certain terms and conditions, (i) increase the interest rate of certain tranches such that the facility has a uniform interest rate of 13.0% across certain tranches; (ii) reprioritize the allocation of principal and interest payments to first be applied to a specific tranche under the facility; and (iii) establish the requirement for a blocked account to hold the cash proceeds from the sale of certain assets and distribute such proceeds to the lenders. In October 2023, AFC Agent delivered a notice of default to Private Company A based on certain financial and other covenant defaults and began charging additional default interest of 5.0%, beginning as of July 1, 2023, in accordance with the terms of the Private Company A Credit Facility. In November 2023, Private Company A was placed into receivership to maintain the borrower’s operations and maximize value for the benefit of its creditors. The court-appointed receiver began liquidating certain assets for the benefit of the creditors. During the year ended December 31, 2023, AFC Agent received approximately $48.2 million in total loan principal prepayments and $1.4 million in related exit fees from the borrower’s sale of some of its collateral assets, of which approximately $34.7 million in principal prepayments and $1.1 million in related exit fees were allocated to us relating to our pro rata portion of the Private Company A Credit Facility and was applied to the outstanding principal balance. As of December 31, 2023, our outstanding principal balance was approximately $53.4 million, which is fully funded. Refer to Note 17 to our consolidated financial statements for more information on Private Company A prepayments that occurred subsequent to December 31, 2023.

(3) In September 2021, we entered into the second amended and restated credit agreement with Subsidiary of Private Company G to, among other things, increase the total loan commitments by $53.4 million in three tranches, with approximately $10.0 million allocated to ABW and the remaining $43.4 million allocated to us. ABW’s commitment was ultimately transferred to AFCIF. In August 2022, we committed an additional $8.1 million under the credit agreement with Subsidiary of Private Company G. Following the expansion, we now hold $73.5 million in commitments. As part of the expansion, the interest rate increased from a blended weighted-average rate across three tranches of 13.7% to U.S. prime rate plus 10.25%, subject to a U.S. prime rate floor of 4.5%, per annum and the PIK interest decreased from a blended weighted-average rate across three tranches of 1.8% to 0.0% per annum. In December 2022, the credit agreement with Subsidiary of Private Company G was amended to, among other things and subject to certain terms and conditions, (i) require the borrowers to make certain cash equity capital contributions, (ii) permit 75% of accrued cash interest to instead be paid in kind for four months and (iii) include an excess cash flow sweep. Subsidiary of Private Company G failed to make its cash interest payment due July 1, 2023 in arrears for the month of June, and we placed the borrower on non-accrual from June 1, 2023 to August 31, 2023. In connection therewith, we initiated a consensual foreclosure proceeding with respect to certain of the borrower’s assets in Pennsylvania, with the expectation that the net cash proceeds of the public auction would be used to prepay a portion of the principal outstanding under the credit facility. On September 6, 2023, the foreclosure proceeding was adjourned indefinitely. We subsequently entered into a forbearance agreement with Subsidiary of Private Company G in September 2023, which carves out the consensual foreclosure proceeding described above, pursuant to which we agreed to forbear from exercising certain remedies as a result of certain defaults under the credit agreement. In exchange for such forbearance, Subsidiary of Private Company G agreed to, among other things, sell certain assets, including certain collateral, the proceeds of which will be applied to the outstanding obligations under the credit agreement with Private Company G, to provide certain additional collateral, and to contribute additional cash equity to be held in escrow by AFC Agent. As amended by the forbearance agreement entered into with Subsidiary of Private Company G, the borrower was required to pay interest of $0.8 million pro rata to the lender group for the month of September and to pay $1.0 million pro rata to the lender group for each of the months of October, November, and December 2023. Subsidiary of Private Company G paid September, October, and November interest in accordance with the terms of the forbearance agreement, which was due October 1, 2023, November 1, 2023, and December 1, 2023, respectively, and the credit facility was restored to accrual status. During the fourth quarter of 2023, AFC Agent received $1.5 million from the sale of some of the collateral assets of Subsidiary of Private Company G, of which approximately $1.3 million was allocated to us and applied to the outstanding interest balance. Subsidiary of Private Company G did not make its cash interest payment due January 1, 2024 in arrears for the month of December, and we placed the borrower on non-accrual as of December 1, 2023 and will recognize income related to loan activity only upon receipt of cash. Refer to Note 17 to our consolidated financial statements for more information on Subsidiary of Private Company G forbearance agreement that was entered into subsequent to December 31, 2023. As of December 31, 2023, our outstanding principal balance under the credit facility with Subsidiary of Private Company G was approximately $79.2 million, which is fully funded.
(4) In December 2021, we entered into a credit agreement with Subsidiary of Public Company H, which provides Subsidiary of Public Company H with a $100.0 million senior secured credit facility, of which, we committed $60.0 million, a predecessor-in-interest to AFCIF committed $10.0 million, and third-party lenders committed $30.0 million of the aggregate principal amount. In October 2022, the credit agreement with Subsidiary of Public Company H was amended to, among other things, increase the total loan commitment by $50.0 million, of which $30.0 million of the new loan commitment was allocated pro rata to us, $5.0 million was allocated to AFCIF and the remaining $15.0 million was allocated to a third-party lender. As part of the expansion, the interest rate increased from a fixed rate of 9.8% to U.S. prime rate plus 5.8%, subject to a U.S. prime rate floor of 5.5%. In April 2023, the credit agreement with Subsidiary of Public Company H was amended to, among other things, (i) reduce the total loan commitment by $10.0 million ratably amongst the lenders, including us, of which $6.0 million of the reduced commitment was allocated to us and $9.0 million of additional principal was funded by us, (ii) strengthen the real estate coverage covenants and (iii) require certain conditions precedent be met prior to disbursing funds to construction projects. Following the amendment, we held $84.0 million in commitments. As of December 31, 2023, our outstanding principal balance under the credit facility with Subsidiary of Public Company H was $84.0 million, which is fully funded.

(5)     In January 2024, the Company and an affiliate entered into a secured mezzanine loan with CRE Private Company A that was syndicated by the affiliate, consisting of an aggregate of $56.4 million in loan commitments, of which $28.2 million was funded by us and another $28.2 million was provided by an affiliate. The Company and affiliate are each 50.0% syndicate lenders in the secured mezzanine loan. The secured mezzanine loan bears interest at an annual rate of Secured Overnight Financing Rate (“SOFR”) plus 15.31% spread, subject to a SOFR floor of 2.42%. At the end of January 2024, the Company and affiliate entered into an amendment to the secured mezzanine loan with CRE Private Company A, which among other things, (1) extended the maturity date to May 31, 2024 and (2) amended the SOFR floor from 2.42% to 4.00%. Pursuant to the amendment, the Company and affiliate expect to receive an extension fee of approximately $0.1 million each, respectively.
(6)    In January 2024, the Company and an affiliate entered into a secured mezzanine loan with CRE Private Company B that was syndicated by the affiliate, consisting of an aggregate of $56.4 million in loan commitments, of which $20.7 million was funded by us and another $20.7 million was provided by an affiliate. The secured mezzanine loan was purchased by us and an affiliate at a discount of 1.0% for a purchase price of approximately $20.4 million each, respectively. Approximately $15.0 million was established as an unfunded commitment, available to be drawn to pay interest on the secured mezzanine loan, of which we are responsible for $7.5 million. The Company and affiliate are each 50.0% syndicate lenders in the secured mezzanine loan. The secured mezzanine loan bears interest at an annual fixed rate of 13.00% and matures in May 2027.
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
For additional information, see “—Incentive Compensation” and “—Incentive Compensation—Incentive Compensation Clawback.”
Quarterly in arrears in cash.

Expense Reimbursement
We pay all of our costs and expenses and reimburse our Manager or its affiliates for expenses of our Manager and its affiliates paid or incurred on our behalf, excepting only those expenses that are specifically the responsibility of our Manager pursuant to our Management Agreement. Pursuant to our Management Agreement, we reimburse our Manager or its affiliates, as applicable, for our fair and equitable allocable share of the compensation, including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) subject to review by the Compensation Committee of our Board, our Manager’s personnel serving as our Chief Executive Officer (except when the Chief Executive Officer serves as a member of the Investment Committee prior to the consummation of an internalization transaction of our Manager by us), General Counsel, Chief Compliance Officer, Chief Financial Officer, Chief Marketing Officer, Managing Director and any of our other officers, based on the percentage of his or her time spent devoted to our affairs and (ii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing our affairs, with the allocable share of the compensation of such personnel described in this clause (ii) being as reasonably determined by our Manager to appropriately reflect the amount of time spent devoted by such personnel to our affairs. The service by any personnel of our Manager and its affiliates as a member of the Investment Committee will not, by itself, be dispositive in the determination as to whether such personnel is deemed “investment personnel” of our Manager and its affiliates for purposes of expense reimbursement. Prior to the consummation of our IPO, we were not obligated to reimburse our Manager or its affiliates, as applicable, for any compensation paid to Mr. Tannenbaum, Mr. Jonathan Kalikow, a former director and officer of the Company, or Mrs. Tannenbaum. For the years ended December 31, 2023 and 2022, our Manager did not seek reimbursement for our allocable share of Mr. Kalikow and Mr. Tannenbaum’s compensation, but did seek reimbursement for our allocable share of Mrs. Tannenbaum’s compensation.
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
Upon specified termination in cash.
General
Under our Management Agreement, we pay a Base Management Fee and Incentive Compensation to our Manager. Upon the consummation of our IPO, our Management Agreement was amended and restated to revise the Base Management Fee and Incentive Compensation payable to our Manager as specified below. Any compensation previously earned by our Manager for services rendered prior to the consummation of our IPO was calculated and payable pursuant to the terms of, and in accordance with, our Management Agreement as in effect prior to the consummation of our IPO. Pursuant to our Management Agreement, we are also obligated to reimburse our Manager or its affiliates for certain expenses of our Manager and its affiliates paid or incurred on our behalf. We may also grant equity-based awards and incentives to our Manager and other eligible awardees under our 2020 Stock Incentive Plan (the “Stock Incentive Plan”) from time to time. During the years ended December 31, 2023 and 2022, our Manager earned a Base Management Fee of approximately $3.7 million and $3.4 million respectively, which was net of a Base Management Fee Rebate of approximately $1.7 million and $1.8 million, respectively. The Incentive Compensation fee payable to our Manager for the years ended December 31, 2023 and 2022 was approximately $10.4 million and $12.3 million, respectively.

Summary Compensation and Expenses Reimbursement Table

	Years ended December 31,
	2023	2022

Management fees	$5,395,617	$5,213,535
Less: outside fees earned	(1,693,133)	(1,785,916)
Base management fees	3,702,484	3,427,619
Incentive fees earned	10,361,821	12,337,631
General and administrative expenses reimbursable to Manager	3,590,594	3,976,312
Total	$17,654,899	$19,741,562
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
For purposes of computing the Base Management Fees, “Equity” means, as of any date (i) the sum of (A) the net proceeds from all of our issuances of equity securities since our inception through such date (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (B) our retained earnings at the end of the most recently completed fiscal quarter determined in accordance with generally accepted accounting principles (“GAAP”) in the United States (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (ii) (A) any amount that we have paid to repurchase our common stock since our inception through such date, (B) any unrealized gains and losses and other non-cash items that have impacted shareholders’ equity as reported in our consolidated financial statements prepared in accordance with GAAP through such date; and (C) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, through such date, in each case as determined after discussions between our Manager and our independent directors and approval by a majority of our independent directors.
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
Non-GAAP Metrics Used in Hypothetical Example
As used in this Annual Report, we use hypothetical Equity, Adjusted Capital, Catch-up Amount and Excess Earnings Amount only as measures in the calculation of the financial metrics that we are required to calculate under the terms of the Management Agreement. All of the adjustments made in our calculation of these metrics are adjustments that were made in calculating our performance for purposes of the required financial metrics under the Management Agreement, and are presented in a manner consistent with the reporting of the metrics to the Manager. Additionally, the terms Equity, Adjusted Capital, Core Earnings, Catch-up Amount and Excess Earnings Amount are not defined under GAAP and are not measures of shareholder equity, capitalization, operating income or operating performance presented in accordance with GAAP. Our Equity, Adjusted Capital, Core Earnings, Catch-up Amount and Excess Earnings Amount have limitations as analytical tools, and when assessing our shareholder equity, capitalization, operating income and operating performance, you should not consider Equity, Adjusted Capital, Core Earnings, Catch-up Amount and Excess Earnings Amount in isolation, or as a substitute for shareholder equity, capitalization and operating income or other consolidated income statement data prepared in accordance with GAAP. Additionally, other companies may calculate Equity, Adjusted Capital, Core Earnings, Catch-up Amount and Excess Earnings Amount differently than we do, limiting their usefulness as comparative measures.
Further, we note that, as presented in the above table, Adjusted Capital, Core Earnings, Catch-up Amount and Excess Earnings Amount are hypothetical non-GAAP financial measures and reconciliation of those numbers to the most directly comparable financial measure prepared in accordance with GAAP are not provided in this Annual Report as they are derived from our actual historical financials and are meant to serve as an illustrative tool to assist the investor in understanding how our Manager’s fees would be calculated based on hypothetical assumptions pursuant to the terms of the Management Agreement.

Expense Reimbursement
We pay all of our costs and expenses and reimburse our Manager and/or its affiliates for expenses of our Manager and/or its affiliates paid or incurred on our behalf, excepting only those expenses that are specifically the responsibility of our Manager pursuant to our Management Agreement. Pursuant to our Management Agreement, we reimburse our Manager and/or its affiliates, as applicable, for our fair and equitable allocable share of the compensation, including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) subject to review by the Compensation Committee of our Board, personnel of our Manager and/or its affiliates, as applicable, serving as our Chief Executive Officer (except when the Chief Executive Officer serves as a member of the Investment Committee prior to the consummation of an internalization transaction of our Manager by us), General Counsel, Chief Compliance Officer, Chief Financial Officer, Chief Marketing Officer, Managing Director and any of our other officers based on the percentage of his or her time spent devoted to our affairs and (ii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and/or its affiliates who spend all or a portion of their time managing our affairs, with the allocable share of the compensation of such personnel described in this clause (ii) being as reasonably determined by our Manager to appropriately reflect the amount of time spent devoted by such personnel to our affairs. The service by any personnel of our Manager and its affiliates as a member of the Investment Committee will not, by itself, be dispositive in the determination as to whether such personnel is deemed “investment personnel” of our Manager and its affiliates for purposes of expense reimbursement. Prior to the consummation of our IPO, we were not obligated to reimburse our Manager or its affiliates, as applicable, for any compensation paid to Mr. Tannenbaum, Mr. Kalikow or Mrs. Tannenbaum. For the years ended December 31, 2023 and 2022, our Manager did not seek reimbursement for our allocable share of Mr. Kalikow and Mr. Tannenbaum’s compensation, but did seek reimbursement for our allocable share of Mrs. Tannenbaum’s compensation. Costs and expenses paid or incurred by the Manager on our behalf are reimbursed monthly in cash to the Manager and are made regardless of whether any cash distributions are made to our shareholders.
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

We draw upon our Manager’s expertise in sourcing, underwriting, structuring and funding capabilities to implement our growth strategy. From January 1, 2020 to December 31, 2023, our Manager and its affiliates have had access to over $19.4 billion of potential loan opportunities, which we have historically focused on loans to cannabis operators. We believe we continue to be well positioned to take advantage of the capital supply and demand imbalance that exists in the cannabis market as well as the elevated interest rate environment in the commercial real estate market. As the cannabis industry continues to evolve and to the extent that additional states legalize cannabis, the demand for capital is expected to continue to increase as operators seek to enter and build out new markets. We provide borrowers an institutional and flexible alternative for financing. As we continue to grow our available capital, we believe we can commit to additional transactions with strong risk-adjusted returns to diversify our portfolio.
In connection with, and effective upon the Spin-Off, the Amended and Restated Management Agreement will be amended to update the investment guidelines to focus on our investments in first and second lien loans, typically secured by mortgages and other security interests, to cannabis operators in states that have legalized medical and/or adult use cannabis. Therefore, the investment guidelines will no longer include loans and investments made in respect of (x) first lien or second lien loans secured by mortgages or mezzanine loans to commercial real estate owners, operators and related businesses and (y) the ownership of non-cannabis related commercial real estate assets. Our Manager regularly evaluates our loans and we currently retain an independent third-party valuation firm to provide input on the valuation of unquoted assets, which our Manager considers along with various other subjective and objective factors when making any such evaluation. The collateral underlying our loans is located in states in the U.S. that we believe have attractive regulatory environments for companies operating in the cannabis industry, economic conditions and commercial real estate fundamentals.
Key elements of our strategy include:
•Targeting loans for origination and/or investment that typically have the following characteristics:
–principal balance greater than $10.0 million;
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

•Allows for specific portfolio construction and a focus on higher quality companies
•For the commercial real estate pipeline, as of March 1, 2024 since June 1, 2022, we had 29 active loans in our pipeline at various stages in the diligence process, and we had passed on 396 of 432 sourced loan opportunities due to, among other reasons, nontarget location, high loan to cost, purchase price and/or value, insufficient equity, inexperienced sponsor and lack of net operating income
•For the cannabis pipeline, as of March 1, 2024 since January 1, 2020, we had 10 active loans in our pipeline at various stages in the diligence process, and we had passed on 752 of 808 sourced loan opportunities due to, among other reasons, lack of collateral, lack of cash flow, stage of company, state dynamics and lack of cash flow

•Other tools that we frequently use to verify data include, but are not limited to: appraisals, quality of earnings, environmental reports, site visits, construction review, anti-money laundering compliance, comparable company analyses and background checks
		•Members of the Investment Committee currently include: Leonard M. Tannenbaum, Daniel Neville, Bernard D. Berman and Robyn Tannenbaum.	•Portfolio is proactively managed to monitor ongoing performance, in some instances, through seats on borrowers’ boards of directors or board observer rights

Our Manager’s origination team meets regularly to evaluate new loan opportunities, employing a highly collaborative approach to investing. Upon its receipt of an actionable request, our Manager’s deal team prepares a standardized memorandum (an “Early Read Memorandum”) that serves as the initial recommendation to the Investment Committee with respect to initially pursuing such opportunity. This Early Read Memorandum contains key property metrics, typically including, without limitation, property characteristics, preliminary loan terms and structure. Our Manager’s origination team takes a bottom-up, enterprise value-oriented approach to underwriting, focusing on collateral valuation, multiple exit strategies and downside principal protection. The goal of our Manager is to identify key issues and decisions early in the process, including, without limitation, issues relating to the preliminary pricing, asset quality, market, borrower or capital structure.
Our Manager also evaluates the Early Read Memorandum prepared by the deal team to evaluate the likely financing terms, comparable market transactions and the impact of the loan on our overall portfolio construction from a diversification and return standpoint. Loans are priced based on our Manager’s view of risk and market conditions. Our Manager confirms that the applicable pricing generates an appropriate expected return on any given loan. Key model inputs typically include: the loan’s credit spread; OID and exit fees (if any); the timing and amount of future funding; the expected tenor and cost of asset-level financing; expected timing of repayments; likelihood of a loan extension past initial maturity; extension fees (if any); the cost of servicing; and an estimate of our management, general and administrative expenses. Model assumptions and pricing methodology are adjusted as needed based on prevailing market conditions, investor sentiment and activity and portfolio allocations and concentrations at the time of pricing. Returns on targets are not a reliable indicator of future performance and no guarantee or assurance is given that such returns will be achieved or that an investment will not result in losses. Target return rates are based on our good faith and reasonable assumptions. Actual events or conditions may differ materially from these assumptions, and therefore, actual returns could be substantially lower.
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

Federal Laws Applicable to the Regulated Cannabis Industry
Cannabis (with the exception of hemp containing no more than 0.3% THC by dry weight) is illegal under U.S. federal law. The U.S. federal government regulates drugs through the Controlled Substances Act of 1970, as amended (21 U.S.C. § 801, et seq.) (the “CSA”). Although cannabis remains illegal at the federal level, all but nine states now have some form of cannabis legalization, and more than half of the country’s population live in states that allows for “adult use” of cannabis leading to even more widespread commercialization of cannabis by licensed entities. Additionally, the federal government has made several public statements around state legalization, discussed below, that indicate a willingness to allow the state programs to continue to develop, and, further federal reforms are expected over the next several years. Consistent with that, the federal government has chosen not to interfere with the state-regulated cannabis programs and has not brought criminal enforcement against state law compliant cannabis licensees or those doing business with them for the past nine years.
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
Any change in the federal government’s enforcement posture with respect to state-licensed commercialization of cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where our borrowers are located, could result in significant losses for our borrowers, and we would likely suffer losses with respect to our investment in such borrowers, which would adversely affect the trading price of our securities. For more information on regulatory risks, see “Risk Factors—Risks Related to the Cannabis Industry and Related Regulations.”
State Regulation of the Cannabis Industry
Forty-one states, the District of Columbia, Puerto Rico, the Virgin Islands, and Guam have legalized the commercial sale of cannabis for certain medical purposes. Twenty-four of those states, the District of Columbia, Guam, and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). In most states that have legalized cannabis in some form, the growing, processing and/or dispensing of cannabis is highly regulated and requires that the operator obtain one or more licenses in accordance with applicable state requirements. Local governments in some cases also impose rules and regulations on the manner of operating cannabis businesses. As a result, applicable state and local laws and regulations vary widely, including, but not limited to, who can purchase and grow cannabis, the forms and potencies of cannabis products allowed, product testing, the level of enforcement by state and local authorities on non-licensed cannabis operators, state and local taxation of regulated cannabis products, and local municipality bans on operations and operator licensing processes.
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

We believe that our Manager’s ability to attract, develop, engage and retain key personnel is essential to our operations. While we are a young company, having commenced operations in July 2020 and completed our IPO in March 2021, we believe our Manager provides a committed team of employees with substantial experience in each aspect of our operations, including cash flow and real estate lending, construction and real estate development, portfolio management, corporate finance and capital markets.
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
•Maintenance of our exemption from registration under the Investment Company Act may impose significant limits on our operation, and failure to maintain our exempt status under the Investment Company Act could have an adverse effect on our financial results.
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
Set forth below are the risks that we believe are material to our business. Any of these risks could significantly and adversely affect our business, financial condition and results of operations. You should carefully consider the risks described below, together with the other information included in this Annual Report, including the information contained under the caption “Special Note Regarding Forward-Looking Statements”.
Risks Related to Our Business and Growth Strategy
We were recently formed and have limited operating history, and may not be able to operate our business successfully or to generate sufficient revenue to make or sustain distributions to our shareholders.
We were formed on July 6, 2020, began operations on July 31, 2020, and have limited operating history. As of December 31, 2023, our portfolio consisted of loans to 12 different borrowers (such portfolio, our ‘‘Existing Portfolio’’). We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of your investment could decline substantially. We cannot assure you that we will be able to operate our business successfully or profitably, or implement our operating policies. Our ability to provide attractive returns to our shareholders is dependent on our ability both to generate sufficient cash flow to pay our investors attractive distributions and to achieve capital appreciation, and we cannot assure you that we will be able to do either. There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses and make or sustain distributions to shareholders. Our limited resources may also materially and adversely impact our ability to successfully implement our business plan. The results of our operations and the implementation of our business plan depend on several factors, including the availability of opportunities to make loans, the availability of adequate equity and debt financing, the performance of the commercial real estate sector (which are described below under “–Risks Related to the Commercial Real Estate Sector”), the federal and state regulatory environment relating to the cannabis industry (which are described below under “–Risks Related to the Cannabis Industry and Related Regulations”), conditions in the financial markets and economic conditions.
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
Additionally, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans, deploy more aggressive pricing and establish more relationships than us. Our competitors may also adopt loan structures similar to ours, which would decrease our competitive advantage in offering flexible loan terms. In addition, due to a number of factors (including but not limited to potentially greater clarity and/or unification of the laws and regulations governing cannabis by states and the federal government including through federal legislation or rescheduling or descheduling of cannabis, which may, in turn, encourage additional federally-chartered banks to provide their services to cannabis-related businesses), the number of entities and the amount of funds competing to provide suitable capital may increase, resulting in loans with terms less favorable to us. Moreover, we strategically benefit from the cannabis industry’s currently constrained access to U.S. capital markets and if such access is broadened, including if the New York Stock Exchange (the “NYSE”) and/or the Nasdaq Stock Market were to permit the listing of plant-touching cannabis companies in the U.S., the demand among U.S. cannabis companies for private equity investments and debt financings, including our target loans, may materially decrease and could result in our competing with financial institutions that we otherwise would not. Any of the foregoing may lead to a decrease in our profitability, and you may experience a lower return on your investment. Increased competition in providing capital may also preclude us from making those loans that would generate attractive returns to us.

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
Our portfolio of loans is, and in the future may be, concentrated in certain property types or in particular industries, such as cannabis or commercial real estate (until the anticipated Spin-Off effective date), that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. Economic and business downturns relating generally to such region or type of asset may result in defaults on a number of our loans within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our shareholders. Declining real estate values may reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens and/or the interest rates at which loans can be profitably made increases. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, forbearance, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate/acquire/sell loans, which could have a material adverse effect on our business, financial condition and operating results.
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
The loan parties to the Public Company A loans are currently in default under both the real estate loan documents and the equipment loan documents, including for failure to timely make certain principal and interest payments thereunder. The lenders are in discussions with Public Company A regarding additional modifications to the Public Company A loans. In October 2022, the parent company of Public Company A, which is also a guarantor of the Public Company A loans, along with its Canadian subsidiaries (“Public Company A Affiliates”), filed for bankruptcy protection under the Companies’ Creditors Arrangement Act in Canada. As of October 1, 2022, we placed our loan participations involving Public Company A on non-accrual status. During the year ended December 31, 2023, the credit facility with Public Company A matured without repayment. The agent on the credit facility has placed the borrower in default, and we recorded a realized loss of approximately $(1.2) million relating to the Public Company A real estate loan held at fair value and the Public Company A equipment loan receivable held at carrying value has an outstanding principal amount of approximately $2.0 million as of December 31, 2023.
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
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU No. 2016-13”) (the “CECL Standard”). This update changed how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value. The CECL Standard replaced the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost. The CECL Standard requires entities to record allowances (“CECL Allowances”) on certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities that are deducted from the carrying amount of the assets to present the net carrying value at the amounts expected to be collected on the assets. We have adopted the CECL Standard as of July 31, 2020, the date of commencement of our operations. The CECL Standard can create volatility in the level of our CECL Allowances for loan losses. If we are required to materially increase our level of CECL Allowances for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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
As of December 31, 2023, all of our borrowers are generally restricted, under our applicable credit agreements with such borrowers, from incurring any debt that ranks equally with, or senior to, our loans. Although our intended investment strategy is to construct a portfolio of loans secured with first priority liens on certain assets of our borrowers, we may in the future enter into credit agreements that rank equally with, or are subordinated to, other debt of our borrowers or that otherwise permit our borrowers to incur other debt that ranks equally with, or senior to, our loans under such credit agreements. In such case, such instruments may, by their terms, provide that the holders of such other debt are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of our loans. These instruments may prohibit borrowers from paying interest on or repaying our loans in the event and during the continuance of a default under such instrument or upon the occurrence of other specified events. In certain cases, we may, and may continue to, obtain unsecured guarantees from the parent entities or subsidiaries of our borrowers in addition to the collateral provided by such borrowers and such guarantees may be effectively subordinated to any secured debt of any such entities and/or structurally subordinated to any debt of such subsidiaries. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a borrower, holders of securities ranking senior to our loan to that borrower, if any, typically are entitled to receive payment in full before we can receive any distribution in respect of our loan. After repaying such holders, the borrower may not have any remaining assets to use for repaying its obligation to us. In the case of securities or other debt ranking equally with our loans, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant borrower.
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
Subject to the approval of our Board (which must include a majority of our independent directors), our Manager may change our investment strategies or guidelines, financing strategies or leverage policies without the consent of our shareholders.
Subject to the approval of our Board (which must include a majority of our independent directors), our Manager may change our investment strategies or guidelines, financing strategies or leverage policies with respect to loans, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our shareholders, which could result in a portfolio with a different risk profile than that of our Existing Portfolio or of a portfolio comprised of our target loans. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market and cannabis industry fluctuations. Furthermore, a change in our asset allocation could result in our making loans in asset categories different from those described in this Annual Report. These changes could adversely affect our financial condition, results of operations, the market price of our equity and our ability to make distributions to our shareholders.
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
Global credit and financial markets have experienced extreme volatility and disruptions recently, including declines in consumer confidence, concerns about declines in economic growth, increases in the rate of inflation, increases in borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including most recently in connection with actions the Federal Reserve Board may take to address inflation and the conflicts in Ukraine and between Israel and Hamas. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Our business could also be impacted by volatility caused by geopolitical events, such as the conflicts in Ukraine and between Israel and Hamas. Such reductions may disproportionately affect our revenue. In addition, if the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
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
The future outbreak of any other epidemic, pandemic or highly infectious or contagious diseases could materially and adversely impact or cause disruption to our borrowers and their operations, and in turn our ability to continue to execute our business plan.
The future outbreak of any other epidemic, pandemic or highly infectious or contagious diseases (including future outbreaks of variants of COVID-19) could have material and adverse effects on our borrowers and their operations, as well as on our performance, financial condition, results of operations and cash flows due to, among other factors:
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
The extent to which future public health crises ultimately impacts our operations and those of our borrowers will depend on numerous factors that are beyond our control, which are highly uncertain and cannot be predicted at this time. Future public health crises present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.
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
All but nine U.S. states have legalized, to some extent, cannabis for medical purposes. Forty-one states, the District of Columbia, Puerto Rico and Guam have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical purposes. Twenty-four of those states and the District of Columbia and Northern Mariana have also legalized cannabis for adults for non-medical purposes. Two of those states have also legalized low-tetrahydrocannabinol (“THC”)/high-cannabidiol (“CBD”) extracts for select medical conditions.

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
For over nine years, however, and despite varying positions by U.S. Attorney Generals, the U.S. government has not enforced those laws against cannabis companies complying with state law, or their vendors. Industry observers anticipate no reversal of that policy of non-enforcement against businesses complying with the state-regulated cannabis programs under the Biden administration given his campaign’s position on cannabis and statements made by Attorney General Merrick Garland, discussed below, although prosecutions against state-regulated entities cannot be ruled out entirely at this time. We would likely be unable to execute our business plan if the federal government were to reverse its long-standing hands-off approach to the state-regulated cannabis markets, described below, and were to start strictly enforcing federal law regarding cannabis.
As a result of the conflict between state and federal law regarding cannabis, investments in cannabis businesses in the United States are subject to inconsistent legislation and regulation. On August 29, 2013, the U.S. DOJ attempted to address this inconsistency and to provide guidance to enforcement agencies when former Deputy Attorney General James Cole, under the Obama administration, issued a memorandum on federal cannabis law enforcement. (the “Cole Memo”). Describing the criminal enforcement of federal cannabis prohibitions against those complying with state cannabis regulatory systems as an inefficient use of federal investigative and prosecutorial resources, the Cole Memo gave federal prosecutors discretion not to prosecute against state law compliant cannabis companies in states that were regulating cannabis so long as they were not violating eight federal priorities such as avoiding youth usage. On January 4, 2018, then acting U.S. Attorney General Jeff Sessions issued a memorandum to all U.S. Attorneys (the “Sessions Memo”) rescinding the Cole Memo. The Sessions Memo, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide to prosecute even state-regulated cannabis activities. Since the Sessions Memo was issued in early 2018, however, U.S. Attorneys have not prosecuted state law compliant entities. While not formally rescinding the Sessions Memo, former Attorney General William Barr took a softer position. He testified in his confirmation hearing on January 15, 2019, that he would not upset “settled expectations,” “investments,” or other “reliance interest[s]” arising as a result of the Cole Memo, and that he would not use federal resources to enforce federal cannabis laws in states that have legalized cannabis “to the extent people are complying with the state laws.” He stated: “My approach to this would be not to upset settled expectations and the reliance interests that have arisen as a result of the Cole Memorandum and investments have been made and so there has been reliance on it, so I don’t think it’s appropriate to upset those interests.” Supreme Court Justice Clarence Thomas has echoed Barr’s point about nullification. In a June 2021 opinion, he addressed the current state of federal prohibition and suggested that seminal case Gonzales v. Raich may be decided differently today: “If the Government is now content to allow States to act ‘as laboratories’ ‘and try novel social and economic experiments,’ . . . then it might no longer have authority to intrude on ‘[t]he States’ core police powers. . . .to define criminal law and to protect the health, safety, and welfare of their citizens.” Standing Akimbo, LLC v. United States, 141 S. Ct. 2236, 2238 (2021). Certain statements made by Attorney General Garland suggest that the DOJ may issue further guidance on cannabis enforcement, though the content and timing of such guidance remains unknown.

During his campaign, President Biden promised federal reform on cannabis, including decriminalization generally. In 2022, President Biden signed into law the “Medical Marijuana and Cannabidiol Research Expansion Act,” a bill aimed at easing restrictions on cannabis research — bipartisan legislation which is the first standalone cannabis reform bill to pass both the House and Senate. Additionally, on October 6, 2022, President Biden issued a presidential proclamation pardoning federal convictions for simple marijuana possession offenses, encouraging state governors to do the same on the state level where permissible, and requesting that the Secretary of Health and Human Services and the Attorney General initiate an administrative process to review cannabis’s Schedule I classification under the CSA. On August 29, 2023, HHS issued a letter to the DEA recommending that cannabis be reclassified as a Schedule III drug under the CSA. Should DEA agree with the HHS’s recommendation, it may initiate procedures to reschedule cannabis to Schedule III, potentially in 2024. A change to Schedule III would be beneficial to the state-regulated cannabis industry, but would not change the federal legality of those cannabis businesses. Finally, in December 2023, President Biden signed a new proclamation pardoning more federal marijuana possession offenses. Regardless of the ultimate outcome on CSA scheduling, these executive actions represent significant milestones in the evolution of federal cannabis policy; nonetheless, the implications of the potential re-scheduling are not entirely clear for state-regulated commercial cannabis operators.
At his confirmation hearing, Attorney General Garland stated that he did not see enforcement of federal cannabis law as a high priority use of resources for the DOJ: “This is a question of the prioritization of our resources and prosecutorial discretion. It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. I don’t think that’s a useful use. I do think we need to be sure there are no end-runs around the state laws that criminal enterprises are doing. So that kind of enforcement should be continued. But I don’t think it’s a good use of our resources, where states have already authorized. That only confuses people, obviously, within the state.” In April 2022, Attorney General Garland reiterated that prosecuting the possession of cannabis is “not an efficient use” of federal resources, especially “given the ongoing opioid and methamphetamine epidemic[s]” facing the nation. In March 2023, Attorney General Garland testified in a Congressional hearing that the DOJ was continuing its work on a new memorandum regarding cannabis enforcement. Attorney General Garland stated that the policy will be “very close to what was done in the Cole memorandum” but was yet to be finalized. While these statement are not promises to avoid federal interference with state cannabis laws, they do signal that the enforcement priorities of DOJ lie elsewhere. Notwithstanding the comments made by Attorney General Garland, there is no guarantee that the current presidential administration will not change its stated policy regarding the low-priority enforcement of U.S. federal cannabis laws that conflict with state laws. The Biden administration could reverse course and decide to enforce U.S. federal cannabis laws vigorously, or a new president in 2024 could take a different view on cannabis enforcement.
The basis for the federal government’s lack of recent enforcement with respect to the cannabis industry extends beyond the strong public support for cannabis legalization and ongoing prosecutorial discretion. The U.S. Congress has repeatedly enacted legislation to protect the medical marijuana industry from prosecution. Since 2014, versions of the U.S. omnibus spending bill have included a provision, known as the Joyce Amendment prohibiting the DOJ, which includes the Drug Enforcement Administration, from using appropriated funds to prevent states from implementing their medical-use cannabis laws. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that the provision prohibits the DOJ from spending funds to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. The court noted that, if the provision were not continued, prosecutors could enforce against conduct occurring during the statute of limitations even while the provision were previously in force. Other courts that have considered the issue have ruled similarly, although courts disagree about which party bears the burden of proof of showing compliance or noncompliance with state law. The U.S. Congress has continued to include the Joyce Amendment in each subsequent omnibus appropriations bill for fiscal years 2018, 2019, 2020, 2021, 2022 and 2023. Additionally, in 2021, President Joe Biden became the first president to propose a budget with the Joyce Amendment included. The Joyce Amendment was most recently extended on January 19, 2024, and is effective through March 8, 2024.
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
While the timing of federal reform is unknown, there is bipartisan support for cannabis reform on the federal level. The Senate Banking Committee recently passed the Secure and Fair Enforcement Regulation Banking Act (“SAFER”) Banking Act, which would protect financial institutions and other parties accepting money derived from the state-regulated cannabis industry by “creat[ing] protections for financial institutions that provide financial services to [state-regulated cannabis companies] and service providers for such businesses,” and also explicitly protects insurers. The SAFER Banking Act could be advanced for a vote in the Senate this year. Additionally, members of the U.S. Congress from the Democratic and Republican parties have introduced bills to end the federal cannabis prohibition, by de-scheduling cannabis completely and regulating it. In the 117th Congress, Senators Cory Booker (D-NJ), Ron Wyden (D-OR), and Chuck Schumer (D-NY) filed the Cannabis Administration And Opportunity Act, a bill that would regulate cannabis and expunge prior cannabis convictions; and in the current Congress, Rep. David Joyce (R-OH) filed the Strengthening the Tenth Amendment Through Entrusting States 2.0 Act, which would repeal the federal prohibition of and further regulate cannabis on the federal level. These sessions has seen additional incremental reform bills, including a bill that would direct the Attorney General of the United States to amend the CSA to move cannabis from Schedule I to Schedule III of the Act (the “Marijuana 1 to 3 Act”), and a bill to allow medical cannabis patients to purchase and possess firearms (the “Second Amendment Protection Act”). While the timing of federal reform remains unknown, it is expected that federal policy on cannabis will continue becoming more, rather than less, permissive, and legislative efforts to legalize cannabis or cannabis banking at the national level are likely to continue in 2024. In the unlikely event that the federal government were to reverse its long-standing hands-off approach to the state-regulated cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected. See “Business—Regulatory Environment.”
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
Our borrowers face several challenges unique to the state-regulated cannabis industry, which could negatively affect our revenues if it impedes their profitability or operations and their ability to continue to pay us. Some of these challenges include, but are not limited to, the following:
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
•The cannabis industry may face significant opposition from other industries that perceive cannabis products and services as competitive with their own, including but not limited to the hemp industry, pharmaceutical industry, adult beverage industry and tobacco industry, some of which have powerful lobbying and financial resources; and

•Consumer complaints and negative publicity regarding cannabis-related products and services could lead to political pressure on states to implement new laws and regulations that are adverse to the cannabis industry, to not modify existing, restrictive laws and regulations, or to reverse current favorable laws and regulations relating to cannabis.
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
The development of a borrower’s business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by regulations applicable to the cannabis industry. For example, the regulatory environment in Illinois would limit a borrower’s ability to compete for market share in a manner similar to that of companies in other industries. Additionally, Illinois regulations impose restrictions on individual purchases in the adult-use cannabis market. If a borrower is unable to effectively market its products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for its products, its sales and operating results could be adversely affected, which could impact our business, results of operations and financial condition.
There is uncertainty in pricing and demand for cannabis and cannabis-based products.
Changes in the legal status of cannabis may result in surges in demand. As a result of such a surge, cannabis companies operating under such changed legal regime may not be able to produce enough cannabis to meet demand of the adult-use and medical markets, as applicable. This may result in lower than expected sales and revenues and increased competition for sales and sources of supply.
Likewise, cannabis producers may produce more cannabis than is needed to satisfy the collective demand of the adult-use and medical markets, as applicable, and they currently are unable to export that oversupply into other markets where cannabis use is fully legal under all applicable jurisdictional laws. As a result, the available supply of cannabis could exceed demand, resulting in a significant decline in the market price for cannabis. If such supply or price fluctuations were to occur, companies operating in the cannabis industry may see revenue and profitability fluctuate materially and their business, financial condition, results of operations and prospects may be adversely affected, as could our business, financial condition and results of operations.
In the future, the pricing of cannabis products may differ substantially from current levels given changes in the competitive and regulatory landscape. A borrower’s business model may be susceptible to erosion of profitability should cannabis and cannabis-related products experience secular pricing changes. Potential sources of pricing changes include overproduction, regulatory action, increased competition or the emergence of new competitors. Additionally, even if pricing of the broader cannabis and cannabis-related product market is sustained, there is no guarantee that a borrower will be successful in creating and maintaining consumer demand and estimated pricing levels. To do this, the borrower may be dependent upon, among other things, continually producing desirable and effective cannabis and cannabis-related products and the continued growth in the aggregate number of cannabis consumers. Campaigns designed to enhance a borrower’s brand and attract consumers, subject to restrictions imposed by law, can be expensive and may not result in increased sales. If the borrower is unable to attract new consumers, it may not be able to increase its sales.
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
Synthetic or hemp-derived products may compete with cannabis use and products.
The hemp and pharmaceutical industry may attempt to compete with or dominate the cannabis industry, and in particular, state-regulated cannabis, through the development and distribution of hemp-derived or synthetic products which emulate the effects and treatment of cannabis. The widespread popularity of such products could change the demand, volume and profitability of the cannabis industry. This could adversely affect the ability of our clients to secure long-term profitability and success.

Recently, there has been a proliferation of the extraction of delta-8-THC and other intoxicating cannabinoids from industrial hemp and infusion of these isomers into various saleable and finished products. Utilizing the legality of industrial hemp under U.S. federal law, many such products are available for sale through unlicensed channels and are shipped in interstate commerce. Additionally, some hemp companies sell hemp-derived THC products with state authorization. Given the similar intoxicating effects to cannabis-derived THC, which is an illegal substance under the CSA, and its substantially lower price point, patients and consumers may choose to consume hemp-derived products in lieu of cannabis-derived products. A report published by the research firm Whitney Economics claims that hemp-derived cannabinoid sales were greater than the total sales of state-regulated medical and adult use cannabis in 2022. According to the report, the hemp industry saw approximately $28.4 billion in sales, which, if accurate, exceeded state-regulated cannabis sales in the same period. At the same time, similar hemp-derived products are much less stringently regulated, increasing competition on state-regulated cannabis businesses. In light of the substantial investment our clients have made and continue to make in the state regulated cannabis industry, the widespread use of hemp-derived THC or synthetic products could adversely impact our clients, which could, in turn, have a material adverse effect on our business, financial condition and results of operations.
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
Local, state and federal cannabis laws and regulations have been evolving rapidly and are subject to varied interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan and could negatively impact our borrowers or prospective borrowers, which in turn could negatively impact our business. It is also possible that regulations may be enacted in the future that will be directly applicable to our business, including with respect to climate change or other environmental, social, or governance topics, which may increase our regulatory burden, as well as result in enhanced disclosure obligations. We can know neither the nature of any future laws, regulations, interpretations or applications nor the effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. For example, if cannabis is no longer illegal under federal law, we may experience a significant increase in competition. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. Violations of applicable laws, or allegations of such violations, could disrupt our borrowers’ businesses and result in a material adverse effect on their operations. We cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be materially adverse to the business of our borrowers, as well as our business.
Applicable state laws may prevent us from maximizing our potential income.
Depending on the state, and the laws of that particular state, we may not be able to fully realize our potential to generate profit. For example, some states have residency requirements for those directly involved in the cannabis industry, which may impede our ability to contract with cannabis businesses in those states. Furthermore, cities and counties are being given broad discretion to ban certain cannabis activities, even if these activities are legal under state law.
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
Any assets used by participants in the cannabis industry in conjunction with the violation of federal law, or that represent proceeds of such business or is traceable to proceeds of such business, are potentially subject to federal forfeiture, even in states that have legalized cannabis. Even if the owner of the property is never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture. In July 2017, the DOJ issued a new policy directive regarding asset forfeiture, referred to as the “equitable sharing program.” This policy directive represents a reversal of DOJ’s policy under the Obama administration, and allows for forfeitures to proceed that are not in accord with the limitations imposed by state-specific forfeiture laws. This new policy directive could lead to increased use of asset forfeitures by local, state and federal enforcement agencies. If the federal government decides to initiate forfeiture proceedings against cannabis businesses, such as the cannabis facilities that are owned or utilized by our borrowers, our loans to our borrowers would likely be materially and adversely affected.
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
Courts will not enforce a contract deemed to involve a violation of law or public policy. Because cannabis remains illegal under U.S. federal law, parties to contracts involving the state-regulated cannabis industry have argued that the agreement was void as federally illegal or against public policy. Some courts have accepted this argument in certain cases, usually against the company involved in commercial cannabis activity. While courts have enforced contracts related to activities by state-regulated cannabis companies, and the trend is generally to enforce contracts with state-regulated cannabis companies and their vendors, there remains doubt and uncertainty that we will be able to enforce our commercial agreements in court for this reason. We cannot be assured that we will have a remedy for breach of contract, which would have a material adverse effect on our business.
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
Should the federal government legalize cannabis for adult-use and/or medical-use, it is possible that the FDA would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Indeed, after the U.S. government removed hemp and its extracts from the CSA as part of the Agriculture Improvement Act of 2008, then FDA Commissioner Scott Gottlieb issued a statement reminding the public of the FDA’s continued authority “to regulate products containing cannabis or cannabis-derived compounds under the Federal Food, Drug and Cosmetic Act (the “FD&C Act”) and section 351 of the Public Health Service Act.” He also reminded the public that “it’s unlawful under the FD&C Act to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products, as, or in, dietary supplements, regardless of whether the substances are hemp-derived,” and regardless of whether health claims are made, because CBD and THC entered the FDA testing pipeline as the subject of public substantial clinical investigations for GW Pharmaceuticals’ Sativex (THC and CBD) and Epidiolex (CBD). The memo added that, prior to introduction into interstate commerce, any cannabis product, whether derived from hemp or otherwise, marketed with a disease claim (e.g., therapeutic benefit, disease prevention, etc.) must first be approved by the FDA for its intended use through one of the drug approval pathways. Notably, the FDA can look beyond the product’s express claims to find that a product is a “drug.” The definition of “drug” under the FDCA includes, in relevant part, “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in man or other animals” as well as “articles intended for use as a component of [a drug as defined in the other sections of the definition].” 21 U.S.C. ● 321(g)(1). In determining “intended use,” the FDA has traditionally looked beyond a product’s label to statements made on websites, on social media, or orally by the company’s representatives.
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
The Chinese capital markets have also experienced periods of instability over the past several years. The current political climate has also intensified concerns about (i) a potential trade war between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products and (ii) military conflicts between Russia and Ukraine and Israel and Hamas. These market and economic disruptions, the potential trade war with China and the military conflicts between Russia and Ukraine and Israel and Hamas have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.
The year ended December 31, 2023 has been characterized by steep declines and significant volatility in global markets, driven by investor concerns over inflation, continued rising interest rates, slowing economic growth and geopolitical uncertainty. Inflation across many key economies reached generational highs, prompting central banks to take monetary policy tightening actions that are likely to create headwinds to economic growth. The ongoing conflicts between Russia and Ukraine and Israel and Hamas are also contributing to economic and geopolitical uncertainty.
The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, the potential trade war with China and military conflicts between Russia and Ukraine and Israel and Hamas could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

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
As of December 31, 2023, our total consolidated indebtedness, including that of our subsidiaries, was approximately $132.0 million (excluding debt issuance costs and accrued interests), including $42.0 million that we had drawn under our Revolving Credit Facility. On December 29, 2023, we drew $42.0 million on our Revolving Credit Facility and all outstanding borrowings under the Revolving Credit Facility were subsequently repaid in full on January 2, 2024. Our indebtedness could have significant adverse consequences to us, such as:
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

Monetary policy actions by the Federal Reserve could adversely impact both our borrowers and our financial condition.
We, as well as our borrowers, are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. In an effort to combat rising inflation levels, the Federal Reserve steadily began increasing the target federal funds rate in the first quarter of 2022 and continued to do so through the third quarter of 2023. The Federal Funds Target Rate increased by 5.25 percentage points between March 2022 and December 2023. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on the demand for debt capital. Changes in fiscal and monetary policies are beyond our control, are difficult to predict and could materially adversely affect us and our borrowers.
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
Risks Related to the Spin-Off
Following the Separation, our financial profile will change, and we will be a smaller, less diversified company than prior to the Separation.
The separation of our commercial real estate lending business (the “Separation”) will result in each of Sunrise Realty Trust, Inc. (“SUNS”) and us being smaller, less diversified companies with more limited businesses concentrated in our respective industries. As a result, we and SUNS may be more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the diversification of our revenues, costs, and cash flows will diminish as a standalone company, such that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments may be diminished.
We may not achieve some or all of the expected benefits of the Separation and Distribution, and the Separation and Distribution may materially adversely affect our business.
We may not be able to achieve the full strategic and financial benefits expected to result from the Separation and the distribute all of the outstanding shares of SUNS common stock (“SUNS Common Stock”) on the distribution date to our stockholders as of the record date on a pro rata basis (the “Distribution”), or such benefits may be delayed or not occur at all. The Separation and Distribution is expected to provide the following benefits, among others: (1) enabling each company’s management to more effectively pursue its own distinct investment priorities and strategies; (2) permitting us to allocate our financial resources to meet the unique needs of our business, which will allow us to specialize on our distinct strategic priorities and to more effectively pursue our own distinct capital allocation and portfolio management strategies; (3) allowing each company to more effectively articulate a clear investment thesis to attract a long-term investor base suited to our business and providing investors with a distinct and targeted investment opportunity; and (4) enhancing access to financing to support SUNS, which will no longer be subject to the current regulatory environment with respect to lending to cannabis industry operators.
We may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (1) following the Separation and Distribution, we may be more susceptible to market fluctuations and other adverse events than if SUNS were still a part of the Company because our business will be less diversified than prior to the completion of the Separation; (2) the Separation and Distribution will demand management’s time and effort, which may divert management’s attention from operating and growing our business; (3) the Separation may require us to pay costs that could be substantial and material to our financial resources, including accounting, tax, legal and other professional services costs, recruiting costs, and tax costs; and (4) after the Separation and Distribution, we cannot predict the trading prices of SUNS Common Stock or know whether the combined trading prices of our common stock and SUNS Common Stock will be less than, equal to or greater than the market value of our common stock prior to the Separation and Distribution. If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Our plan to separate into two publicly-traded companies is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.
The Separation and Distribution is subject to the satisfaction of certain conditions (or waiver by us in our sole and absolute discretion), including final approval by our Board of the final terms of the Separation and Distribution. Furthermore, unanticipated developments or changes, including changes in the law, the macroeconomic environment, competitive conditions of our markets could delay or prevent the completion of the proposed Separation and Distribution, or cause the Separation and Distribution to occur on terms or conditions that are different or less favorable than expected.
The process of completing the proposed Separation and Distribution has been and is expected to continue to be time-consuming and involves significant costs and expenses. The costs may be significantly higher than what we currently anticipate and may not yield a discernible benefit if the Separation and Distribution is not completed or is not well-executed, or the expected benefits of the Separation and Distribution are not realized.
We expect to share accounting and other management systems and resources, including our Chief Financial Officer, with SUNS, which may make it more challenging for us to comply with our financial reporting requirements generally and in a timely manner.
Prior to the Distribution, the Company believes that SUNS reporting and control systems have been appropriate for those of a subsidiary of a public company. However, SUNS has not been directly subject to the reporting and other requirements of the Exchange Act. As a result of the Distribution, SUNS will be directly subject to reporting and other obligations under the Exchange Act. These reporting and other obligations will place significant demands on SUNS management and administrative and operational resources, including accounting resources. Our Chief Financial Officer and Chief Accounting Officer, Brandon Hetzel, is expected to be SUNS’ expected Chief Financial Officer and expected Chief Accounting Officer. His financial reporting staff that he will manage is expected to also spend time supporting both companies. As a result, it may be more challenging for us to comply with the various financial reporting requirements generally and in a timely manner. Further, Mr. Hetzel and his financial reporting staff will not be our employees and, instead, will be employees of Sunrise Manager LLC, an investment adviser with overlapping ownership to our Manager and certain shared services (the “SUNS Manager”). As a result, he and the staff members may provide services to additional entities that are affiliated with the SUNS Manager, which will further divert resources Mr. Hetzel and his financial reporting staff could provide to us. We may not have sufficient time following the Separation to meet these obligations by the applicable deadlines.
In connection with the separation into two public companies, each of the Company and SUNS will indemnify each other for certain liabilities. If we are required to pay under these indemnities to SUNS, our financial results could be negatively impacted. In addition, the SUNS indemnities may not be sufficient to hold us harmless from the full amount of liabilities for which SUNS will be allocated responsibility, and SUNS may not be able to satisfy its indemnification obligations in the future.
Pursuant to the separation and distribution agreement and certain other agreements between SUNS and us, each party will agree to indemnify the other for certain liabilities. Third parties could also seek to hold us responsible for any of the liabilities that SUNS has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnities from SUNS for our benefit may not be sufficient to protect us against the full amount of such liabilities, and SUNS may not be able to fully satisfy its indemnification obligations.
Moreover, even if we ultimately succeed in recovering from SUNS any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.
Our agreements with SUNS involve potential conflicts of interest.
The agreements we will enter into with SUNS in connection with the Separation were prepared in the context of the Separation while SUNS was still a wholly-owned subsidiary of the Company. Accordingly, during the period in which the terms of those agreements were prepared, SUNS did not have an independent Board of Directors or a management team that was independent of the Company. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. For example, the allocation of assets, liabilities, rights, indemnification and other obligations between SUNS and us under the separation and distribution agreement may have been different if agreed to by two unaffiliated parties.

After the Separation and Distribution, some of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in SUNS.
Because of their current or former positions with SUNS, following the Separation and Distribution, some of our directors and executive officers may own shares of SUNS Common Stock, and the individual holdings may be significant for some of these individuals compared to their total assets. This ownership may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for SUNS or us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between SUNS and us regarding the terms of the agreements governing the Separation and the relationship thereafter between the companies.
The distribution of SUNS Common Stock will not qualify for tax-free treatment and may be taxable to you as a dividend.
The distribution of SUNS Common Stock will not qualify for tax-free treatment. An amount equal to the fair market value of the SUNS Common Stock received by you on the distribution date (plus any cash received in connection with, or at or around the time of, the Distribution) will be treated as a taxable dividend to the extent of your ratable share of any current or accumulated earnings and profits of the Company, with the excess treated first as a non-taxable return of capital to the extent of your tax basis in SUNS Common Stock and then as capital gain. There can be no assurances that the Company or SUNS will make cash distributions in an amount sufficient to satisfy any tax liability resulting from the Distribution. In that case, you may be required to satisfy that tax liability from other funds.
Additionally, the Company’s current earnings and profits are measured as of the end of the tax year and are generally allocated to all distributions made during such tax year on a pro rata basis. As a result, the Company expects that a proportionate part of the Company’s current earnings and profits for the entire taxable year of the Separation and Distribution, as well as any accumulated earnings and profits for previous taxable years, will be allocated to the Distribution. That proportionate part will be treated as dividend income to you even if you have not held our common stock for the entire taxable year of the Company in which the Separation and Distribution occurs. Thus, if you did not hold our common stock for the entire taxable year of the Company in which the Spin-Off occurs, you may be allocated current or accumulated earnings and profits of the Company derived from periods during which you did not own our common stock.
The Company or other applicable withholding agents may be required or permitted to withhold at the applicable rate on all or a portion of the distribution payable to non-U.S. Holders (as defined below), and there can be no assurances that cash distributions from the Company or SUNS will be sufficient to satisfy that withholding tax liability. In such case, with respect to non-U.S. holders, the Company or other withholding agent may be required or permitted to satisfy any withholding tax liability by selling a portion of the SUNS Common Stock otherwise distributable to the applicable holder, by withholding from other property held in the non-U.S. holder’s account with the withholding agent or otherwise. In addition, because the Company will not be able to advise stockholders of the amount of its earnings and profits allocable to the Distribution until after the end of 2024, the applicable withholding agent may withhold an amount with respect to the Distribution that is substantially more than the non-U.S. Holder’s ultimate withholding tax liability. Non-U.S. Holders may seek a refund from the IRS of any amounts withheld if it is subsequently determined that the amounts withheld exceeded the holder's U.S. tax liability for the year in which the Distribution occurred.
Your tax basis in shares of the Company held at the time of the distribution will be reduced (but not below zero) if the fair market value of SUNS Common Stock distributed by the Company to you in the distribution (plus any cash received in connection with, or at or around the time of, the Distribution) exceeds your ratable share of our current and accumulated earnings and profits. Your holding period for our common stock will not be affected by the distribution.
Although the Company will be ascribing a value to our shares in the Distribution for tax purposes, this valuation is not binding on the Internal Revenue Service or any other tax authority. These taxing authorities could ascribe a higher valuation to SUNS shares, particularly if SUNS Common Stock trades at prices significantly above the value ascribed to the shares by us in the period following the Separation and Distribution. Such a higher valuation may cause a larger reduction in the tax basis of our common stock or may cause you to recognize additional dividend or capital gain income. You should consult your own tax advisor as to the particular tax consequences of the distribution to you.

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
In order for us to qualify as a REIT, for each taxable year after our first REIT taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any taxable year (other than the first year for which an election to be a REIT has been made). “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, the Charter includes ownership limits based on the value and number of outstanding shares of our capital stock. Subject to certain exceptions, (i) (i) no person, other than a Qualified Institutional Investor (as defined in our Charter) or an Excepted Holder (as defined in our charter), shall beneficially own or constructively own shares of our capital stock in excess of the aggregate stock ownership limit set forth in our Charter, (ii) no Qualified Institutional Investor, other than an Excepted Holder, shall beneficially own or constructively own shares of our capital stock in excess of the aggregate stock ownership limit applicable to Qualified Institutional Investor as set forth in our Charter and (iii) no Excepted Holder shall beneficially own or constructively own shares of our capital stock in excess of the stock ownership limit applicable to such Excepted Holder. Leonard M. Tannenbaum is an Excepted Holder and may maintain an equity interest up to 29.9% in value or number of shares, whichever is more restrictive, of our Company. These ownership limitations could have the effect of discouraging a takeover or other transaction in which our shareholders might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.
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
In addition, we offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager’s officers, key personnel and investment professionals due to the termination of the Management Agreement, our Manager being acquired, our Manager being internalized by another client of our Manager, or due to other circumstances. Currently, we are managed by our Board and its officers and by our Manager, as provided for under the Management Agreement. Currently, the Management Agreement automatically renews every year on July 31st for a one-year period, unless otherwise terminated. Furthermore, our Manager may decline to renew the Management Agreement with 180 days’ written notice prior to the expiration of the renewal term. If the Management Agreement is terminated and we are unable to find a suitable replacement for our Manager, we may not be able to execute its investment strategy.
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
Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager include:
Manager’s advisory activities. While our Manager and its affiliates have agreed that for so long as our Manager is managing us, neither it nor any of its affiliates will sponsor or manage any other mortgage REIT that invests primarily in loans of the same kind as our Company, our Manager and its affiliates may otherwise manage other investment vehicles that have investment objectives that compete or overlap with, and may from time to time invest in, our target asset classes. This may apply to existing investment vehicles or investment vehicles that may be organized in the future. For example, our Manager and/or its affiliates (i) provide investment advisory and other management services to a recently formed investment vehicle focused on investing in operators and ancillary companies in the cannabis industry by providing debt and equity capital to such operators and companies and (ii) provide investment advisory and other management services to a recently formed investment vehicle focused on providing debt and equity capital to commercial real estate owners, operators and related companies.
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
Currently, the Management Agreement automatically renews every year on July 31st for a one-year period, unless otherwise terminated. Furthermore, our Manager may decline to renew either Management Agreement with 180 days’ written notice prior to the expiration of the renewal term. If our Management Agreement is terminated and we are unable to find a suitable replacement for our Manager, we may not be able to continue to execute our investment strategy.

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
We do not have a policy that expressly prohibits our directors, officers, shareholders or affiliates from engaging for their own account in business activities of the types conducted by us. For example, certain of our officers and directors and employees of our Manager also have a relationship with our borrowers or other clients as part of their outside business activities. Additionally, (i) some of our officers and directors are equity holders of AFC Warehouse, which invested in the equity of certain of our borrowers, (ii) Mr. Kalikow, a former director and officer, controls a recently formed investment vehicle focused on acquiring, among other things, equity securities of companies in the cannabis industry, which may from time to time include our existing or target borrowers and (iii) Mr. Tannenbaum, our Executive Chairman and Chief Investment Officer, and Mrs. Tannenbaum, our President, are the ultimate beneficial owners of FLH, and collectively hold over a majority of the ownership of the external manager of AFCIF, and FLH and AFCIF each may lend to our borrowers, and (iv) Mr. and Mrs. Tannenbaum own and control AFC Agent, an entity that provides services as an administrative agent to lenders under certain credit facilities, including credit facilities in which we are currently acting, or may in the future act as lenders. However, our conflicts of interest policies prohibit our directors and officers as well as employees of our Manager from engaging in any transaction that involves a potential or actual conflict of interest with us without the approval of the Audit and Valuation Committee of our Board. In addition, our Management Agreement has limited restrictions on our Manager’s and its affiliates’ respective ability to engage in additional management or loan opportunities, which could result in our Manager or its affiliates engaging in management and investment activities that compete with us, and our conflict of interest policies acknowledge that such activities shall not be deemed a conflict of interest.

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
Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, in order to meet the REIT qualification requirements or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we currently hold certain assets through TRS1, a taxable REIT subsidiary, and may hold additional assets through TRS1 or one or more to-be-formed taxable REIT subsidiaries that will be subject to corporate-level income tax at regular rates. In addition, if we lend money to a taxable REIT subsidiary (including loans to partnerships or limited liability companies in which a taxable REIT subsidiary owns an interest), the taxable REIT subsidiary may be unable to deduct all or a portion of the interest paid to us, which could result in an increased corporate-level tax liability. Any of these taxes would decrease cash available for distribution to our shareholders.
REIT distribution requirements could adversely affect our ability to execute our business plan and liquidity and may force us to borrow funds during unfavorable market conditions.
In order to maintain our REIT status and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. In addition, we may need to reserve cash to satisfy our REIT distribution requirements, even though attractive lending opportunities may be available. To qualify as a REIT, we must distribute to our shareholders at least 90% of our net taxable income each year, without regard to the deduction for dividends paid and excluding capital gains and certain non-cash income. In addition, we will be subject to corporate income tax to the extent we distribute less than 100% of our taxable income, including any net capital gain. We intend to make distributions to our shareholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate income tax obligation to the extent consistent with our business objectives. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. In addition, if the IRS were to disallow certain of our deductions, such as management fees, depreciation or interest expense, by alleging that we, through our business operations and/or loan agreements with state-licensed cannabis borrowers, are subject to Section 280E of the Code or otherwise, we could be unable to meet the distribution requirements and would fail to qualify as a REIT. Likewise, any governmental fine on us would not be deductible, and the inability to deduct such fines could cause us to be unable to satisfy the distribution requirement.
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
The maximum U.S. federal income tax rate for certain qualified dividends payable to individual U.S. shareholders is 20%. Dividends payable by REITs, however, are generally not qualified dividends and therefore are not eligible for taxation at the reduced rates. However, to the extent such dividends are attributable to certain dividends that we receive from a taxable REIT subsidiary or to income from a prior year that was retained by us and subject to corporate tax, such dividends generally will be eligible for the reduced rates that apply to qualified dividend income. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our equity. However, through the 2025 tax year, individual U.S. shareholders may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to qualified dividend income received by us, if any), which temporarily reduces the effective tax rate on these dividends to a maximum federal income tax rate of 29.6% for those years. If we fail to qualify as a REIT, such dividends will no longer be ordinary REIT dividends, and shareholders may not claim this deduction with respect to dividends paid by us. Shareholders are urged to consult tax advisers regarding the effect of this change on the effective tax rate with respect to REIT dividends.

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
Our founder, Chief Investment Officer and Executive Chairman, Leonard M. Tannenbaum, beneficially owned approximately 25.6% of our outstanding equity as of March 1, 2024. Currently, Mr. Tannenbaum owns 3,744.638 shares of our common stock and has been granted options to purchase up to 1,906,958 shares of our common stock, which are fully vested and exercisable. Mr. Tannenbaum also owns 75% of the outstanding equity of the Parent Manager. Similarly, Robyn Tannenbaum, our President, Mr. Berman, a member of our Investment Committee, and Mr. Neville, our Chief Executive Officer, currently own 10.0%, 3.0% and 1.6%, respectively, of the Parent Manager.
Mr. Tannenbaum and, to a lesser extent, Mrs. Tannenbaum, could therefore exert substantial influence over our corporate matters, such as electing directors and approving material mergers, acquisitions, strategic partnerships or other business combination transactions, as applicable. This concentration of ownership may discourage, delay or prevent a change in control which could have the dual effect of depriving our shareholders from an opportunity to receive a premium for their equity as part of a sale of AFC Gamma, Inc. and otherwise reducing the price of such equity.

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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
The Company has no employees and is externally managed by our Manager. Pursuant to the terms of the Management Agreement, our Manager manages, operates and administers our day-to-day operations, business and affairs, subject to the direction and supervision of the Board. The Board recognizes the critical importance of maintaining the trust and confidence of our business partners. The Board plays an active role in overseeing management of our risks, and cybersecurity represents an important component of the Company’s overall approach to risk management and oversight. The Company and our Manager are committed to protecting the confidentiality of all nonpublic information related to the Company’s borrowers, shareholders and their personnel.
Risk Management and Strategy
As an externally managed company, the Company relies on our Manager’s corporate information technology, accounting and financial reporting platforms, enterprise applications and related systems (our “Information Systems”) in connection with the Company’s day-to-day operations. Our Manager has adopted a written information security program (the “Written Information Security Policy”), which is designed to address applicable requirements under Regulation S-P and the FTC Safeguards Rule. Consequently, the Company also relies on the processes for assessing, identifying, and managing material risks from cybersecurity threats under the Manager’s Written Information Security Policy. The processes include, among other things, maintaining secure digital or physical access to information assets, using manual and automated detection methods for malicious code, due diligence of third-party vendors, and engaging a leading provider of cybersecurity services to assess and manage cybersecurity risk. For third-party service vendors that perform a variety of important functions for our business, we seek to engage reliable, reputable service vendors that maintain cybersecurity programs.
All of the Company’s officers and employees are employees of the Manager and subject to its policies and procedures. Our Manager utilizes a third-party managed & cybersecurity services provider (the “MSSP”) for cybersecurity services, including threat detection and response, vulnerability assessment and monitoring, security incident response and recovery and general cybersecurity education and awareness. Our Manager and the MSSP engage in periodic assessment and training regarding the policies, standards and practices designed to address cybersecurity threats and incidents. Our cybersecurity risk management is integrated into our overall enterprise risk management and shares common methodologies, reporting channels and governance processes that apply across our enterprise risk management
To date, we have not experienced any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the Company and we are not aware of any cybersecurity threats that are reasonably likely to affect the Company, including its business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Risk Factors—General Risk Factors—We rely on information technology in our operations, and security breaches and other disruptions in our systems could compromise our information and expose us to liability, which would cause our business and reputation to suffer.”
Governance
The Company’s Audit and Valuation Committee oversees the Company’s cybersecurity risk management process. The Audit and Valuation Committee has adopted a charter that provides that the Audit and Valuation Committee must periodically review and discuss with the Company’s management team the Company’s guidelines and policies with respect to risk assessment and risk management of cybersecurity and other risk exposures relevant to the Company’s computerized information system controls and security. The Audit and Valuation Committee may receive additional training in cybersecurity and data privacy matters to enable its oversight of such risks. The Audit and Valuation Committee will report to the Board on the substance of such reviews and discussions and, as necessary, recommend to the Board such actions as the Audit and Valuation Committee deems appropriate.

As noted above, the Company relies on our Manager’s Information Systems in connection with the Company’s day-to-day operations. The Company relies on the MSSP’s processes for assessing, identifying, and managing material risks from cybersecurity threats.
The Company’s Chief Financial Officer and Treasurer, Chief Legal Officer and Secretary, and Head of IT work collaboratively with other employees of our Manager and the MSSP to ensure the MSSP’s services protect the Company’s Information Systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. These members of the Company’s management team, together with the MSSP, monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and report such threats and incidents to the Audit and Valuation Committee when appropriate. These members of the Company’s management team meet periodically to assess cybersecurity risks and discuss with the Audit and Valuation Committee. They have gained relevant knowledge, skills and experience in information technology and cybersecurity risk management, including overseeing third-party vendors in such areas, over their careers at the Company or other organizations.
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
Item 3.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of December 31, 2023, we were not subject to any material legal proceedings.
Item 4.     Mine Safety Disclosures
Not applicable.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed for trading on the Nasdaq Stock Market under the symbol “AFCG.” On March 1, 2024, the closing price of our common stock, as reported on the Nasdaq, was $11.52 per share. There were 52 holders of record of our common stock as of March 1, 2024. This number does not include beneficial owners who hold shares of our common stock in street name. However, because many of our common shares are held by brokers and other institutions, we believe that there are many more beneficial holders of our common shares than record holders.
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
Equity Compensation Plan Information
See Note 11 to our consolidated financial statements for the year ending December 31, 2023 included in this Annual Report for information regarding our 2020 Stock Incentive Plan.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
On June 13, 2023, our Board authorized a share repurchase program providing for the repurchase of up to $20.0 million of our outstanding common stock (the “Repurchase Program”). The timing, price, and volume of repurchases will be based on our stock price, general market conditions, applicable legal requirements and other factors. The repurchase of our common stock may be made from time to time in the open market, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act. We expect to finance any share repurchases under the Repurchase Program using cash on hand, capacity available under our Revolving Credit Facility and cash flows from operations. The Repurchase Program is authorized until December 31, 2025 and may be discontinued, modified or suspended at any time. During the three months December 31, 2023, we did not repurchase any shares of our common stock pursuant to the Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

October 1, 2023 to October 31, 2023	—	$—	—	$20,000,000
November 1, 2023 to November 30, 2023	—	—	—	20,000,000
December 1, 2023 to December 31, 2023	—	—	—	20,000,000
	—		—
Item 6.    Reserved
None.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and our accompanying notes and other information included in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Risk Factors,” in this Annual Report. Unless the context otherwise requires, as used in this section the terms “we,” “us,” “our,” or “AFCG,” refers to AFC Gamma, Inc.
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
Spin-Off
On February 22, 2024, we announced that our Board unanimously approved a plan to spin-off (the “Spin-Off”) our commercial real estate (“CRE”) portfolio into an independent, publicly traded REIT, named Sunrise Realty Trust, Inc. (“SUNS”).
The separation and the resulting Spin-Off is expected to be implemented in two steps. First, we expect to contribute, and SUNS expects to accept and assume, all of the assets, liabilities and business related to our CRE lending business not related to our business of structuring, underwriting, origination and investing in loans to and debt securities of cannabis industry operators, as currently conducted by SUNS, including the operations, properties, services and activities of such business (the “Contribution”), to the extent such assets, liabilities and business are not already held at SUNS. Then, we plan to distribute all of the outstanding shares of SUNS common stock (“SUNS Common Stock”) on the distribution date to our stockholders as of the record date on a pro rata basis. We and SUNS expect that $115 million of assets in the aggregate, in a combination of loans and cash, will either be contributed to SUNS in the Contribution or be held by SUNS immediately following the Contribution. Following the distribution, we and SUNS expect the SUNS Common Stock to be listed on the Nasdaq Capital Market.
SUNS has filed a registration statement on Form 10 with the Securities and Exchange Commission which provides additional details about the Spin-Off.
Net interest income
We operate as one operating segment and are primarily focused on financing senior secured loans and other types of commercial real estate loans and debt securities, with a specialization in loans to established cannabis industry operators in states that have legalized medical and/or adult-use cannabis. These loans are generally held for investment and are secured by real estate, equipment, value associated with licenses (where applicable) and/or other assets of the loan parties to the extent permitted by the applicable laws and the regulations governing such loan parties.

We generate revenue primarily in the form of interest income on loans. The majority of our loans currently accrue interest at a variable rate. As of December 31, 2023, seven of our loans, representing approximately 68% of our portfolio based on aggregate outstanding principal balances, paid interest at a variable rate tied to either SOFR or U.S. prime rate. Interest on our loans is generally payable monthly or quarterly. The principal amount of our loans and any accrued but unpaid interest thereon generally become due at the applicable maturity date. In many cases, our interest income includes a paid-in-kind (“PIK”) component for a portion of the total interest. The PIK interest, computed at the contractual rate specified in each applicable loan agreement, is accrued in accordance with the terms of such loan agreement and added to the principal balance of the loan and recorded as interest income. The PIK interest added to the principal balance is typically amortized and paid in accordance with the applicable loan agreement. In cases where the loans do not amortize, the PIK interest is collected upon repayment of the outstanding principal. We also generate revenue from OID, which is also recognized as interest income from loans over the initial term of the applicable loans. Delayed draw loans may also earn unused fees on the undrawn portion of the loan, which is recognized as interest income in the period earned. Other fees, including prepayment fees and exit fees, are also recognized as interest income when received. Any such fees will be generated in connection with our loans and recognized as earned in accordance with generally accepted accounting principles (“GAAP”) in the United States.
Net interest income primarily consists of the interest income we earn on loans, less the interest expense we incur on our debt. Interest expense is incurred based on the terms of our 2027 Senior Notes and Revolving Credit Agreement.
Expenses
Our primary operating expenses are the payment of Base Management Fees and Incentive Compensation under our Management Agreement with our Manager and the allocable portion of overhead and other expenses paid or incurred on our behalf, including reimbursing our Manager for a certain portion of the compensation of certain personnel of the Manager who assist in the management of our affairs, excepting only those expenses that are specifically the responsibility of our Manager pursuant to our Management Agreement. We bear all other costs and expenses of our operations and transactions, including (without limitation) fees and expenses relating to:
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
Prior to the consummation of our IPO, we were not obligated to reimburse our Manager or its affiliates, as applicable, for any compensation paid to Mr. Tannenbaum, Mr. Kalikow or Mrs. Tannenbaum. For the years ended December 31, 2023 and 2022, our Manager did not seek reimbursement for our allocable share of Mr. Kalikow and Mr. Tannenbaum’s compensation, but did seek reimbursement for our allocable share of Mrs. Tannenbaum’s compensation.
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
Our wholly-owned subsidiary, TRS1, operates as a TRS and began operating in July 2021. A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by us without jeopardizing our qualification as a REIT. A TRS is subject to applicable United States federal, state and local income tax on its taxable income. In addition, as a REIT, we also may be subject to a 100% excise tax on certain transactions between us and our TRS that are not conducted on an arm’s-length basis. If it is determined that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. The income tax provision is included in the line item income tax expense, including excise tax in the consolidated statements of operations included in this Annual Report.
Developments During the Year Ended December 31, 2023:
Updates to Our Loan Portfolio During the Year Ended December 31, 2023
In January 2023, TRS1 agreed with Private Company I, subject to certain terms and conditions (including payment of full cash interest, rather than partial PIK interest, which was previously agreed to), to defer an upcoming principal payment. In March 2023, TRS1 agreed, subject to certain terms and conditions, to defer an upcoming principal payment and permit a portion of an upcoming cash interest payment to instead be paid in kind. In May 2023, Private Company I failed to pay its full principal and interest payments due May 1, 2023. The agent on the credit facility, AFC Agent LLC (“AFC Agent”), promptly delivered a notice of an event of default based on this payment default and certain other defaults under the credit agreement, accelerated all obligations due thereunder and subsequently initiated a foreclosing procedure in the State of Maryland. In June 2023, we sold two-thirds of the Private Company I credit facility at par plus accrued interest to a multi-state cannabis operator and we have a put right on the remaining one-third immediately prior to the transfer of one of the borrower’s cannabis licenses. As of December 31, 2023, our outstanding principal balance was approximately $3.8 million, which is fully funded.
In February 2023, the Company entered into an amendment with Private Company K, which reduced its total loan commitment under the credit facility with Private Company K from approximately $25.2 million to $14.5 million. Among other things, the amendment increased the PIK rate from 0.0% to 2.0%, removed the unused fee going forward on the remaining undrawn commitment, and established a $1.5 million interest reserve. In August 2023, we entered into an amendment with Private Company K, which among other things, (i) amended the minimum cash balance financial covenant, (ii) delayed the start date for amortization payments and (iii) the total loan commitment under the credit facility with Private Company K was reduced from approximately $14.5 million to $13.2 million, which is fully funded. In November 2023, the Company entered into an amendment with Private Company K to, among other things, terminate the remaining unfunded portion of the total loan commitment.

In February 2023, we sold $15.0 million of our investment in Subsidiary of Public Company M, which was purchased at a blended weighted-average discount of 90.9% and sold for 91.4% of face value. The sale proceeds approximated the carrying value at the time of sale. In June 2023, TRS1 purchased $12.0 million in outstanding principal amount of Subsidiary of Public Company M, issued at a blended weighted-average discount of 19.3%, from a third party lender and the third party lender assigned all rights, title and interest to the Company. The term loans under the Subsidiary of Public Company M Credit Facility accrue interest at a fixed rate per annum of 9.5%. In December 2023, TRS1 sold $2.0 million of our investment in Subsidiary of Public Company M, which was purchased at a discount of 91.3% and sold for 90.0% of face value, resulting in a realized loss of approximately $(0.1) million.
In March 2023, we entered into a forbearance and modification agreement with Private Company B, pursuant to which we agreed to, subject to additional 4.0% capitalized PIK interest and certain other terms and conditions, forbear from exercising our rights and remedies with respect to specified defaults under the applicable Private Company B loan documents until the earlier of (i) April 30, 2023, (ii) certain refinancing or cash equity contribution events, and (iii) any new event of default thereunder. In connection with such forbearance and modification agreement, the Company also agreed to, subject to certain terms and conditions, waive compliance with certain covenants for one fiscal quarter and defer specified principal payments. The maturity date passed on the credit facility to Private Company B without repayment. The agent on the credit facility sent the borrower a notice of default and Private Company B was placed into receivership to maintain the borrower’s operations that were disrupted as a result of a management dispute. We have been in discussion with the borrower regarding refinancing the credit facility and with the receiver regarding a potential sale of the business in order to repay the loan. Until the loan is repaid, the borrower is obligated to pay interest at a base weighted average interest rate of 14.7% and PIK interest rate of 4.0%, plus a default interest rate of 4.0%. As amended by the forbearance and modification agreement entered into with Private Company B in February 2023, the 4.0% default interest rate is applicable from January 15, 2023 and is paid in kind. Outstanding principal balance also includes a protective advance of approximately $0.2 million made in September 2023 to cover certain expenses and was repaid in November 2023. Interest on the protective advance was calculated at the same rate as standard monthly cash interest and PIK interest, plus default interest.
In March 2023, the credit facility with Private Company A was amended to, among other things and subject to certain terms and conditions, (i) increase the interest rate of certain tranches such that the facility has a uniform interest rate of 13.0% across certain tranches; (ii) reprioritize the allocation of principal and interest payments to first be applied to a specific tranche under the facility; and (iii) establish the requirement for a blocked account to hold the cash proceeds from the sale of certain assets and distribute such proceeds to the lenders. In October 2023, AFC Agent delivered a notice of default to Private Company A based on certain financial and other covenant defaults and, as of July 1, 2023, began charging additional default interest of 5.0% in accordance with the terms of the Private Company A Credit Facility. In November 2023, Private Company A was placed into receivership to maintain the borrower’s operations and maximize value for the benefit of its creditors. The court-appointed receiver began liquidating certain assets for the benefit of the creditors. During the year ended December 31, 2023, AFC Agent received approximately $48.2 million in total loan principal prepayments and $1.4 million in related exit fees from the borrower’s sale of some of its collateral assets, of which approximately $34.7 million in principal prepayments and $1.1 million in related exit fees were allocated to us relating to our pro rata portion of the Private Company A Credit Facility and was applied to the outstanding principal balance. As of December 31, 2023, our outstanding principal balance was approximately $53.4 million, which is fully funded.

In April 2023, the credit facility with Subsidiary of Private Company G was amended to, among other things and subject to certain other terms and conditions, (i) amend certain cash equity capital contribution requirements, (ii) add additional real property to the collateral, (iii) extend the draw period, (iv) permit 75% of accrued cash interest due and owing to instead be paid in kind until and including the payment due May 1, 2023, subject to a monthly fee, and (v) modify the excess cash flow sweep. Subsidiary of Private Company G failed to make its cash interest payment due July 1, 2023 in arrears for the month of June, and we placed the borrower on non-accrual from June 1, 2023 to August 31, 2023. In connection therewith, we initiated a consensual foreclosure proceeding with respect to certain of the borrower’s assets in Pennsylvania, with the expectation that the net cash proceeds of the public auction would be used to prepay a portion of the principal outstanding under the credit facility. On September 6, 2023, the foreclosure proceeding was adjourned indefinitely. We subsequently entered into a forbearance agreement with Subsidiary of Private Company G in September 2023, pursuant to which we agreed to forbear from exercising certain remedies as a result of certain defaults under the credit agreement. In exchange for such forbearance, Subsidiary of Private Company G agreed to, among other things, sell certain assets, including certain collateral, the proceeds of which will be applied to the outstanding obligations under the credit agreement with Private Company G, to provide certain additional collateral, and to contribute additional cash equity to be held in escrow by AFC Agent. As amended by the forbearance agreement entered into with Subsidiary of Private Company G, the borrower was required to pay interest of $0.8 million pro rata to the lender group for the month of September and to pay $1.0 million pro rata to the lender group for each of the months of October, November, and December 2023. Subsidiary of Private Company G paid September, October, and November interest in accordance with the terms of the forbearance agreement, which was due October 1, 2023, November 1, 2023, and December 1, 2023, respectively, and the credit facility was restored to accrual status. During the fourth quarter of 2023, AFC Agent received $1.5 million from the sale of some of the collateral assets of Subsidiary of Private Company G, of which approximately $1.3 million was allocated to us and applied to the outstanding interest balance. Subsidiary of Private Company G did not make its cash interest payment due January 1, 2024 in arrears for the month of December, and we placed the borrower on non-accrual status as of December 1, 2023. As of December 31, 2023, our outstanding principal balance under the credit facility with Subsidiary of Private Company G was approximately $79.2 million, which is fully funded.
In April 2023, the credit agreement with Subsidiary of Public Company H was amended to, among other things, (i) reduce the total loan commitment by $10.0 million ratably amongst the lenders, including us, of which $6.0 million of the reduced commitment was allocated to us and $9.0 million of additional principal was funded by us, (ii) strengthen the real estate coverage covenants and (iii) require certain conditions precedent be met prior to disbursing funds to construction projects. Following the amendment, we held $84.0 million in commitments. As of December 31, 2023, our outstanding principal balance under the credit facility with Subsidiary of Public Company H was $84.0 million, which is fully funded.
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
In September 2023, we entered into an amendment with Private Company L, which, among other things, (i) amended the interest rate to a base interest rate of 8.4% per annum plus SOFR, with a SOFR floor of 5.0%, (ii) amend the draw procedures and conditions, (iii) push back the start date for amortization payments, (iv) require certain excess cash flow and equity contribution payments, and (v) amend the financial covenant requirements.
In September 2023, the credit facility with Public Company A matured without repayment. The agent on the credit facility has placed the borrower in default, and the Company has recorded a realized loss of approximately $(1.2) million.
In October 2023, the Board appointed Daniel Neville as the Chief Executive Officer of the Company and a member of its Investment Committee, effective as of November 13, 2023. Mr. Neville succeeds Leonard Tannenbaum as Chief Executive Officer, and Mr. Tannenbaum has transitioned from his role as Chairman of the Board and Chief Executive Officer to Executive Chairman and Chief Investment Officer as of the effective date.

At-the-Market Offering Program
In April 2022, we filed our shelf registration statement on Form S-3 with the SEC, registering the offer and sale of up to $1.0 billion of securities (the “Shelf Registration Statement”). The Shelf Registration Statement enables us to issue shares of common stock, preferred stock, debt securities, warrants, rights, as well as units that include one or more of such securities. The Shelf Registration Statement also included a prospectus for the ATM Program to sell up to an aggregate of $75.0 million of shares of our common stock that may be issued and sold from time to time under the Sales Agreement, dated April 5, 2022 (the “Sales Agreement”), with Jefferies LLC and JMP Securities LLC, as Sales Agents. Under the terms of the Sales Agreement, we have agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock under the Sales Agreement.
During the year ended December 31, 2023, we did not sell any shares of our common stock under the Sales Agreement.
Share Repurchase Program
On June 13, 2023, our Board authorized the Repurchase Program. The timing, price, and volume of repurchases will be based on our stock price, general market conditions, applicable legal requirements and other factors. The repurchase of our common stock may be made from time to time in the open market, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act. We expect to finance any share repurchases under the Repurchase Program using cash on hand, capacity available under our line of credit and cash flows from operations. The Repurchase Program is authorized until December 31, 2025 and may be discontinued, modified or suspended at any time. During the year ended December 31, 2023, we did not repurchase any shares of our common stock pursuant to the Repurchase Program.
Dividends Declared Per Share
For the years ended December 31, 2023 and 2022, we paid the following cash dividends:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Date Paid	Amount per Share	Aggregate Amount Paid
March 10, 2022	March 31, 2022	April 15, 2022	$0.55	$10.9	million
June 15, 2022	June 30, 2022	July 15, 2022	0.56	11.1	million
September 15, 2022	September 30, 2022	October 14, 2022	0.56	11.4	million
December 15, 2022	December 31, 2022	January 13, 2023	0.56	11.4	million
2022 Period Subtotal			$2.23	$44.8	million
March 2, 2023	March 31, 2023	April 14, 2023	$0.56	$11.5	million
June 15, 2023	June 30, 2023	July 14, 2023	0.48	9.8	million
September 15, 2023	September 30, 2023	October 13, 2023	0.48	9.8	million
December 15, 2023	December 31, 2023	January 12, 2024	0.48	9.8	million
2023 Period Subtotal			$2.00	$40.9	million
Recent Developments
On December 29, 2023, we drew $42.0 million on our Revolving Credit Facility. All outstanding borrowings on the Revolving Credit Facility were subsequently repaid in full on January 2, 2024.
In January 2024, the Company and an affiliate entered into a secured mezzanine loan with CRE Private Company A that was syndicated by the affiliate, consisting of an aggregate of $56.4 million in loan commitments, of which $28.2 million was funded by us and another $28.2 million was provided by an affiliate. The Company and affiliate are each 50.0% syndicate lenders in the secured mezzanine loan. The secured mezzanine loan bears interest at an annual rate of Secured Overnight Financing Rate (“SOFR”) plus 15.31% spread, subject to a SOFR floor of 2.42%. At the end of January 2024, the Company and affiliate entered into an amendment to the secured mezzanine loan with CRE Private Company A, which among other things, (1) extended the maturity date to May 31, 2024 and (2) amended the SOFR floor from 2.42% to 4.00%. Pursuant to the amendment, the Company and affiliate expect to receive an extension fee of approximately $0.1 million each, respectively.

In January 2024, the Company and an affiliate entered into a secured mezzanine loan with CRE Private Company B that was syndicated by the affiliate, consisting of an aggregate of $56.4 million in loan commitments, of which $20.7 million was funded by us and another $20.7 million was provided by an affiliate. The secured mezzanine loan was purchased by us and an affiliate at a discount of 1.0% for a purchase price of approximately $20.4 million each, respectively. Approximately $15.0 million was established as an unfunded commitment, available to be drawn to pay interest on the secured mezzanine loan, of which we are responsible for $7.5 million. The Company and affiliate are each 50.0% syndicate lenders in the secured mezzanine loan. The secured mezzanine loan bears interest at an annual fixed rate of 13.00% and matures in May 2027.
In January 2024, we entered into a partial release and amendment with Private Company L to, among other things, (i) permit the sale and release of certain collateral located in Missouri, subject to the terms and conditions contained therein and (ii) amend certain of the draw and prepayment requirements. In January 2024, we received approximately $11.4 million prepayment from Private Company L’s sale of certain collateral assets and $0.3 million prepayment premium.
In January 2024, we delivered a reservation of rights letter to Private Company K with respect to the occurrence of certain events of default, including the failure to make principal and interest payments when due and deliver monthly statements as required under the credit agreement with Private Company K. In March 2024, we entered into a forbearance agreement with Private Company K, pursuant to which we agreed to forbear from exercising certain remedies as a result of the certain defaults under the credit agreement. In exchange for such forbearance, Private Company K agreed to, among others, (i) additional reporting requirements and (ii) contribute additional cash equity in an aggregate amount of up to $3.5 million in increments on or before June 30, 2024 or obtain a combination of additional equity and debt financing in an aggregate amount of up to $8.5 million in increments on or before August 31, 2024, certain of the proceeds of which shall be applied to the outstanding obligations under the credit agreement. The existing credit agreement was amended by the forbearance agreement entered into with Private Company K to require (a) 20% of the interest payable for December 2023 and January 2024 to be payable in cash in arrears and 80% paid in kind, (b) 35% of the interest payable for February 2024 to be payable in cash in arrears and 65% to be paid in kind, (c) 50% of the interest payable for March 2024, April 2024 and May 2024 to be payable in cash in arrears and 50% to be paid in kind, (d) interest for the remainder of the months during the term of the forbearance agreement to be payable in cash in arrears and (e) payments of principal during the term of the forbearance to be deferred during the term of the forbearance agreement. We placed Private Company K on non-accrual status effective December 1, 2023 and will recognize income related to loan activity only upon receipt of cash.
In February 2024, AFC Agent received approximately $4.7 million in total loan principal prepayments and $0.1 million in related exit fees from Private Company A’s sale of its collateral assets, of which approximately $3.9 million in principal prepayments and $0.1 million in related exit fees were allocated to us relating to our pro rata portion of the Private Company A Credit Facility and was applied to the outstanding principal balance. Following the prepayment, our outstanding principal balance under the Private Company A Credit Facility was approximately $49.8 million. AFC Agent continues to monitor the court-appointed receivership installed to maintain the borrower’s operations and maximize value for the benefit of its creditors.
On February 22, 2024, we announced that our Board unanimously approved a plan to spin-off our commercial real estate portfolio into an independent, publicly traded REIT, named Sunrise Realty Trust, Inc. See “—Spin-off” above.
In March 2024, we entered into a forbearance agreement with Subsidiary of Private Company G, pursuant to which we agreed to forbear from exercising certain remedies as a result of certain events of default under the credit agreement and under the forbearance agreement entered into with Subsidiary of Private Company G in September 2023. In exchange for such forbearance, Subsidiary of Private Company G agreed to, among other things, (i) contribute additional cash equity in an aggregate amount of not less than $3.0 million before April 30, 2024, (ii) sell certain assets, the proceeds of which will be applied to pay down outstanding obligations under the credit agreement, (iii) enter into a management services agreement with a third party with respect to Subsidiary of Private Company G’s operations in Pennsylvania, (iv) enter into a consulting or similar agreement with a third party with respect to Subsidiary of Private Company G’s operations in New Jersey, and (v) deliver additional reporting requirements. In addition, the existing credit agreement was amended by the forbearance agreement entered into with Subsidiary of Private Company G to, for the remaining life of the loan (so long as Subsidiary of Private Company G complies with its obligations under the forbearance agreement), (a) remove the financial covenants, (b) revise the existing cash flow sweep such that 75% of excess cash flow is paid toward current interest, accrued interest, lender expenses and principal, (c) change the interest rate on the loans to 12.5% per annum, a minimum portion of which is payable in cash pursuant to the excess cash flow sweep, and the remainder of which, if any, is paid in kind, and (d) remove required amortization payments. We placed Subsidiary of Private Company G on non-accrual effective December 1, 2023 and will recognize income related to loan activity only upon receipt of cash.

In March 2024, we declared a regular cash dividend of $0.48 per share of our common stock, relating to the first quarter of 2024, which will be paid on April 15, 2024 to shareholders of record as of March 31, 2024. The estimated aggregate amount of the regular cash dividend payment is approximately $9.9 million.
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

The following table provides a reconciliation of GAAP net income to Distributable Earnings:

	Years ended December 31,
	2023	2022
Net income	$20,951,999	$35,932,397
Adjustments to net income:
Stock-based compensation expense	1,008,148	1,338,469
Depreciation and amortization	—	—
Unrealized (gains) losses, or other non-cash items	8,513,364	3,593,095
Increase (decrease) in provision for current expected credit losses	12,132,718	11,177,470
TRS (income) loss, net of dividends	(1,158,946)	(2,170,348)
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—
Distributable earnings	$41,447,283	$49,871,083
Basic weighted average shares of common stock outstanding (in shares)	20,321,091	19,842,222
Distributable earnings per basic weighted average share	$2.04	$2.51
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our common stock as of December 31, 2023 and 2022 was approximately $15.64 and $16.65, respectively.
Factors Impacting our Operating Results
The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest margin, the market value of our assets and the supply of, and demand for, commercial real estate debt and other financial assets in the marketplace. Our net interest margin, which includes the accretion and amortization of OID, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. Interest rates will vary according to the type of loan, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, some of which cannot be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by our borrowers.
Results of Operations for the years ended December 31, 2023 and 2022
Our net income allocable to our common shareholders for the year ended December 31, 2023, was approximately $21.0 million or $1.02 per basic weighted average common share, compared to net income allocable to our common shareholders of approximately $35.9 million or $1.80 per basic weighted average common share for the year ended December 31, 2022.
Interest income decreased approximately $(11.0) million, or (13.5)%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This decrease was driven by lower fee income recognized of approximately ($7.2) million, lower unused fees of approximately ($1.5) million driven by less unfunded commitments, and lower OID income of approximately ($5.6) million due to acceleration of unaccreted OID of prior year loan repayments, partially offset by an increase in interest income of approximately $3.3 million driven by additional principal deployed as well as an increase in variable interest rates during the year ended December 31, 2023, as compared to the year ended December 31, 2022, respectively.
Interest expense decreased approximately $(0.5) million, or (6.7)%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease was primarily due to lower interest incurred on the 2027 Senior Notes due to a weighted average decrease in the 2027 Senior Notes principal outstanding of approximately $(8.1) million, or (8.1)%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This relates to the repurchase of $10.0 million of our 2027 Senior Notes during the year ended December 31, 2023. No repurchases took place during the year ended December 31, 2022.

Management fees increased approximately $0.3 million, or 8.0%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Incentive fees decreased approximately $(2.0) million, or (16.0)%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, driven by lower Core Earnings (as defined in the Management Agreement).
General and administrative expenses increased approximately $0.3 million, or 6.5%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This increase was primarily due to severance expense incurred during the year ended December 31, 2023 attributable to the departure of our former Chief Financial Officer of approximately $0.7 million. No severance expense was incurred during the year ended December 31, 2022.
Stock-based compensation decreased approximately $(0.3) million, or (24.7)%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This was primarily due to the majority of equity awards granted in January 2022 that vested immediately, as compared to the majority of equity awards granted in January 2023 with a three-year vesting period.
Professional fees decreased approximately $(0.1) million, or (7.1)%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022.
The net change in realized gains (losses) on investments for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was approximately $(1.8) million, driven by the realized loss of approximately ($1.2) million related to Public Company A maturity and ($0.1) million net loss related to Subsidiary of Public Company M sale during the year ended December 31, 2023 as compared to the realized gain of $0.6 million related to Subsidiary of Public Company D, net of the realized loss related to the sale of Public Company G debt securities of ($0.2) million during the year ended December 31, 2022.
Investments in loans held at fair value are recorded on the trade date at cost, which reflects the amount of principal funded net of any original issue discounts. An unrealized gain arises when the fair value of the loan portfolio exceeds its cost and an unrealized loss arises when the fair value of the loan portfolio is less than its cost. The net change in unrealized gain (loss) of approximately $(8.5) million and $(3.6) million for the years ended December 31, 2023 and 2022, respectively, was mainly driven by the net change in the valuation of the loans, which was impacted by changes in market yields, revenue multiples, and recovery rates.
The gain (loss) on extinguishment of debt was approximately $2.0 million for the year ended December 31, 2023 as a result of the repurchase of $10.0 million of our 2027 Senior Notes during the period. No repurchases took place during the year ended December 31, 2022.
Provision for Current Expected Credit Losses
The provision for current expected credit losses increased approximately $1.0 million, or 8.5%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The balance as of December 31, 2023 was approximately $26.4 million, or 8.71%, of our total loans held at carrying value and loan receivable held at carrying value balance of approximately $303.3 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $26.3 million and (ii) a liability for unfunded commitments of approximately $0.1 million. The balance as of December 31, 2022 was approximately $14.3 million, or 4.97%, of our total loans held at carrying value and loan receivable held at carrying value balance of approximately $287.4 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $13.5 million and (ii) a liability for unfunded commitments of approximately $0.8 million. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan. The change in the provision for current expected credit losses for the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to changes in macroeconomic factors, changes to the loan portfolio including new commitments and repayments, and changes in other data points we use in estimating the reserve.

Loan Portfolio
As of December 31, 2023, our portfolio was comprised of loans to 12 different borrowers. The aggregate originated commitment under these loans was approximately $431.2 million and outstanding principal was approximately $388.3 million as of December 31, 2023. As of December 31, 2023, our portfolio had a weighted-average estimated YTM of approximately 21% and was secured by various types of assets of our borrowers, including real property and personal property, such as the value associated with licenses (where applicable), equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers. In some cases, we may receive the option to assign the right (each an ‘‘Assigned Right’’) to acquire warrants and/or equity of the borrower as part of the consideration for us to provide a loan to such borrower, which we promptly sell and recognize as additional OID. During the year ended December 31, 2023 the Company neither received nor sold any Assigned Right.
The below table summarizes our portfolio as of December 31, 2023, unless otherwise specified. Borrower names have been kept confidential due to confidentiality agreement obligations.

Loan Names	Original Funding Date(1)	Loan Maturity	AFCG Loan, net of Syndication	% of Total AFCG	Principal Balance as of 12/31/2023	Cash Interest Rate	PIK	Fixed/ Floating	Amortization During Term	YTM (2)(3)
Public Co. A - Equipment Loans(4)	8/5/2019	3/31/2025	$4,000,000	0.9%	$2,041,744	12.0%	N/A	Fixed	Yes	9%
Private Co. A(5)	5/8/2020	5/8/2024	77,785,000	18.0%	53,364,532	13.0%	2.7%	Fixed	Yes	26%
Private Co. B(6)	9/10/2020	9/1/2023	16,402,988	3.8%	18,518,870	14.7%	4.0%	Fixed	Yes	30%
Private Co. C	11/5/2020	12/1/2025	24,000,000	5.6%	9,954,630	17.5%	2.0%	Floating	Yes	26%
Sub of Private Co. G(7)	4/30/2021	5/1/2026	73,500,000	17.0%	79,215,888	18.8%	N/A	Floating	Yes	20%
Private Co. I(8)	7/14/2021	8/1/2026	3,500,298	0.8%	3,767,454	17.4%	4.5%	Floating	Yes	18%
Private Co. J	8/30/2021	9/1/2025	23,000,000	5.3%	21,713,695	17.4%	2.0%	Floating	Yes	25%
Private Co. K(9)	4/28/2022	5/3/2027	13,229,626	3.1%	13,445,762	17.4%	2.0%	Floating	Yes	27%
Private Co. L	4/20/2022	5/1/2026	63,000,000	14.6%	53,000,000	13.7%	N/A	Floating	Yes	18%
Sub of Public Co. H	12/16/2021	1/1/2026	84,000,000	19.5%	84,000,000	14.3%	N/A	Floating	No	19%
Sub of Public Co. M	8/26/2022	8/27/2025	18,822,000	4.4%	18,822,000	9.5%	N/A	Fixed	No	18%
Private Co. M(10)	7/31/2023	7/31/2026	30,000,000	7.0%	30,457,500	N/A	9.0%	Fixed	Yes	18%
		Subtotal(11)	$431,239,912	100.0%	$388,302,075	14.0%	1.5%			21%
										Wtd Average
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
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of December 31, 2023 applied through maturity. Actual results could differ from those estimates and assumptions.
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
(7)As amended, 75.0% of Subsidiary of Private Company G’s monthly cash interest was paid in kind from December 1, 2022 to May 1, 2023. Subsidiary of Private Company G was placed on non-accrual status from June 1, 2023 to August 31, 2023. In September 2023, a forbearance agreement was entered into with Subsidiary of Private Company G. Subsidiary of Private Company G paid September, October, and November interest in accordance with the terms of the forbearance agreement, which was due October 1, 2023, November 1, 2023, and December 1, 2023, respectively, and the credit facility was restored to accrual status until December 1, 2023. Subsidiary of Private Company G did not make its cash interest payment due January 1, 2024 in arrears for the month of December, and the Company placed the borrower on non-accrual as of December 1, 2023.
(8)As amended, an additional 5.0% default rate has been applied since May 8, 2023 and the agent on this credit facility has since initiated a foreclosure proceeding. As of May 1, 2023, this loan was placed on non-accrual status.
(9)As of December 1, 2023, Private Company K was placed on non-accrual status.
(10)Quarterly cash interest is paid in kind from closing to February 1, 2024 and then payable in cash thereafter.
(11)The interest and PIK subtotal rates are weighted average rates.
Based on current estimates, we intend to target over $100 million in originations with new and existing borrowers and expect over $50 million in repayments from borrowers, in each case for the fiscal year 2024. However, our goals and expectations are preliminary and may change. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”
As of December 31, 2023 and 2022, our portfolio included two and three loans held at fair value, respectively. The aggregate originated commitment under these loans was approximately $94.2 million and $104.3 million, respectively, and outstanding principal was approximately $71.9 million and $102.4 million as of December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, we funded approximately $1.9 million of additional principal and had approximately $34.9 million of principal repayments of loans held at fair value. As of December 31, 2023 and 2022, none of our loans held at fair value had floating interest rates.
The following tables summarize our loans held at fair value as of December 31, 2023 and 2022:

	As of December 31, 2023
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)(4)

Senior term loans	$61,720,705	$71,644,003	$71,883,402	0.4
Total loans held at fair value	$61,720,705	$71,644,003	$71,883,402	0.4

	As of December 31, 2022
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loans	$99,226,051	$100,635,985	$102,376,546	1.2
Total loans held at fair value	$99,226,051	$100,635,985	$102,376,546	1.2
(1)Refer to Note 14 to our consolidated financial statements titled “Fair Value”.
(2)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(3)Weighted average remaining life is calculated based on the fair value of the loans as of December 31, 2023 and 2022.
(4)As of December 31, 2023, the weighted average remaining life only reflects the remaining life of the Private Company A Credit Facility.

The following table presents changes in loans held at fair value as of and for the year ended December 31, 2023:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2022	$102,376,546	$(1,740,561)	$(1,409,934)	$99,226,051
Realized gains (losses) on loans at fair value, net	(1,213,416)	—	—	(1,213,416)
Change in unrealized gains (losses) on loans at fair value, net	—	—	(8,513,364)	(8,513,364)
New fundings	1,881,840	—	—	1,881,840
Accretion of original issue discount	—	1,501,162	—	1,501,162
Loan repayments	(34,900,946)	—	—	(34,900,946)
PIK interest	3,739,378	—	—	3,739,378
Total loans held at fair value at December 31, 2023	$71,883,402	$(239,399)	$(9,923,298)	$61,720,705
During the year ended December 31, 2023, the credit facility with Public Company A matured without repayment. The agent on the credit facility has placed the borrower in default, and we recorded a realized loss of approximately $(1.2) million.
As of December 31, 2023 and 2022, our portfolio did not include any debt securities. For the year ended December 31, 2023, we had no sales of debt securities. For the year ended December 31, 2022, the realized loss on the sale of debt securities was approximately $(0.2) million.
As of December 31, 2023 and 2022, our portfolio included nine loans held at carrying value. The aggregate originated commitment under these loans was approximately $333.1 million and $338.9 million, respectively, and outstanding principal was approximately $314.4 million and $296.6 million, respectively, as of December 31, 2023 and 2022. During the year ended December 31, 2023, we funded approximately $59.1 million of new loans and additional principal, had approximately $23.9 million of principal repayments of loans held at carrying value and sold $24.6 million in the aggregate of the Company’s investment in Subsidiary of Public Company M and Private Company I. As of December 31, 2023 and 2022, approximately 84% and 73%, respectively, of our loans held at carrying value had floating interest rates. As of December 31, 2023, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 3.3% and quoted at 5.4% and U.S. prime rate subject to a weighted average floor of 5.0% and quoted at 8.5%.
The following tables summarize our loans held at carrying value as of December 31, 2023 and 2022:

	As of December 31, 2023
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$314,376,929	$(13,111,531)	$301,265,398	2.2
Total loans held at carrying value	$314,376,929	$(13,111,531)	$301,265,398	2.2

	As of December 31, 2022
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$296,584,529	$(11,407,417)	$285,177,112	3.1
Total loans held at carrying value	$296,584,529	$(11,407,417)	$285,177,112	3.1
(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of December 31, 2023 and 2022.
The following table presents changes in loans held at carrying value as of and for the year ended December 31, 2023:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2022	$296,584,529	$(11,407,417)	$285,177,112
New fundings	59,088,860	(7,713,475)	51,375,385
Accretion of original issue discount	—	4,642,670	4,642,670
Loan repayments	(18,600,105)	—	(18,600,105)
Sale of loans	(24,606,578)	1,366,691	(23,239,887)
PIK interest	7,192,354	—	7,192,354
Loan amortization payments	(5,282,131)	—	(5,282,131)
Total loans held at carrying value at December 31, 2023	$314,376,929	$(13,111,531)	$301,265,398
As of December 31, 2023 and 2022, our portfolio included one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately $2.0 million and $2.2 million as of December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, we received approximately $0.2 million of principal repayments of loan receivable held at carrying value.
The following table presents changes in loans receivable as of and for the year ended December 31, 2023:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2022	$2,222,339	$(1,686)	$2,220,653
Loan repayments	(180,595)	—	(180,595)
Total loan receivable held at carrying value at December 31, 2023	$2,041,744	$(1,686)	$2,040,058
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

Our net cash provided by operating activities for the year ended December 31, 2023 of approximately $21.2 million was less than our dividend payments of $42.5 million million made during the same period due to earned OID of $6.1 million, gain on extinguishment of debt of $2.0 million, the net change in interest reserve of $4.7 million and PIK repayments of $1.5 million related to the repayment from Private Company I and Private Company A during such period. OID relates to cash withheld by the Company upon funding of its investments and is included under the ‘Supplemental disclosure of non-cash activity’ on the Consolidated Statements of Cash Flows.
As of December 31, 2023 and 2022, all of our cash was unrestricted and totaled approximately $121.6 million and $140.4 million, respectively.
As of December 31, 2023, we believe that our cash on hand, capacity available under our line of credit and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
Capital Markets
Our Shelf Registration Statement became effective on April 18, 2022, allowing us to sell, from time to time in one or more offerings, up to $1.0 billion of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock or preferred stock. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We may also access liquidity through our ATM Program, which was established in April 2022, pursuant to which we may sell, from time to time, up to $75.0 million of our common stock. During the year ended December 31, 2023, we did not sell any shares of our common stock under the Sales Agreement. During the year ended December 31, 2022, we sold an aggregate of 621,398 shares of our common stock under the Sales Agreement at an average price of $18.30 per share generating net proceeds of approximately $10.4 million.
On June 13, 2023, our Board authorized the Repurchase Program. The timing, price, and volume of repurchases will be based on our stock price, general market conditions, applicable legal requirements and other factors. The repurchase of our common stock may be made from time to time in the open market, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act. We expect to finance any share repurchases under the Repurchase Program using cash on hand, capacity available under our line of credit and cash flows from operations. The Repurchase Program may be discontinued, modified or suspended at any time. During the year ended December 31, 2023, the Company did not repurchase any shares of its common stock pursuant to the Repurchase Program.
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
Revolving Credit Facility
On April 29, 2022, we entered into a Revolving Credit Agreement by and among us, the other loan parties from time to time party thereto, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto, pursuant to which, we obtained a $60.0 million senior secured revolving credit facility. As of December 31, 2023, we had $42.0 million of borrowings outstanding and $18.0 million of availability under our Revolving Credit Agreement, which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by us and subject to the satisfaction of other conditions provided under the Revolving Credit Facility.
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions, which may be increased to up to $100.0 million in aggregate (subject to available borrowing base and additional commitments), and contains a maturity date of April 29, 2025. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. Upon entering into the Revolving Credit Agreement, we incurred a one-time commitment fee expense of approximately $0.5 million, which is amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears, which is included within interest expense in our consolidated statements of operations. Based on the terms of the Revolving Credit Agreement, the unused line fee is waived if our average cash balance exceeds the minimum balance required per the Revolving Credit Agreement. During the years ended December 31, 2023 and 2022, we incurred approximately $47.9 thousand and $25.0 thousand in unused line fees, respectively.

Our obligations under the Revolving Credit Facility are secured by certain assets of ours comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, we are subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.50 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of us and our subsidiaries. To the best of our knowledge, as of December 31, 2023, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
Termination of AFC Finance Revolving Credit Facility
On April 29, 2022, upon our entry into the Revolving Credit Facility, we terminated that certain revolving credit facility with AFC Finance, LLC. In connection with the termination, we paid the remaining amount of the commitment fee outstanding of approximately $0.1 million and accelerated the remaining deferred financing costs of approximately $0.1 million in the second quarter of 2022. There were no other payments, premiums or penalties that were required to be paid in connection with the termination.
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
During the year ended December 31, 2023, we repurchased $10.0 million in principal amount of our 2027 Senior Notes at 77.4% of par value, plus accrued interest. This resulted in a gain on extinguishment of debt of approximately $2.0 million, recorded within the consolidated statements of operations. Following this transaction, as of December 31, 2023, we had $90.0 million in principal amount of the 2027 Senior Notes outstanding.

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
Debt Service
As of December 31, 2023, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.
Cash Flows
The following table sets forth changes in cash and cash equivalents for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Net income	$20,951,999	$35,932,397
Adjustments to reconcile net income to net cash (used in) provided by operating activities and changes in operating assets and liabilities	276,935	(4,610,424)
Net cash provided by (used in) operating activities	21,228,934	31,321,973
Net cash provided by (used in) investing activities	28,519,379	(16,343,685)
Net cash (used in) provided by financing activities	(68,494,701)	16,148,505
Change in cash and cash equivalents	$(18,746,388)	$31,126,793
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities during the year ended December 31, 2023 was approximately $21.2 million, compared to approximately $31.3 million for the same period in 2022. The decrease of approximately $(10.1) million during the year ended December 31, 2022 to December 31, 2023 was primarily due to a decrease in net income of approximately $(15.0) million, increase in PIK interest of approximately $(2.6) million, decrease in interest reserve of approximately $(2.7) million, offset by an increase in the change in unrealized (gains) losses on loans held at fair value of approximately $4.9 million and a decrease in accretion of OID of approximately $5.6 million, respectively.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities during the year ended December 31, 2023 was approximately $28.5 million, compared to net cash used in investing activities of approximately $(16.3) million for the same period in 2022. The increase of net cash provided by investing activities of approximately $44.9 million during the year ended December 31, 2022 to December 31, 2023 was primarily due to a decrease in issuance and fundings on loans of approximately $111.1 million, an increase in proceeds from the sale of loans of approximately $10.7 million, a decrease in principal repayments of loans of approximately $(61.1) million, offset by a decrease in the sale of available-for-sale debt securities of $(15.9) million, respectively.

Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities during the year ended December 31, 2023 was approximately $(68.5) million, compared to approximately $16.1 million for the same period in 2022. The decrease of approximately $(84.6) million during the year ended December 31, 2022 to December 31, 2023 was primarily due to a decrease in proceeds from the sale of common stock of approximately $(75.1) million, repayments on the 2027 Senior Notes of approximately $(7.7) million, an increase in repayments on the Revolving Credit Facility of approximately $(6.0) million, offset by an increase in borrowings on the Revolving Credit Facility of $3.0 million, respectively.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of December 31, 2023 are as follows:

	As of December 31, 2023
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$10,000,000	$—	$—	$—	$10,000,000
Total	$10,000,000	$—	$—	$—	$10,000,000

As of December 31, 2023, all unfunded commitments related to our total loan commitments and were available for funding in less than one year.

We also had the following contractual obligations as of December 31, 2023 relating to the 2027 Senior Notes:

	As of December 31, 2023
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations(1)	$5,175,000	$10,350,000	$92,587,500	$—	$108,112,500
Total	$5,175,000	$10,350,000	$92,587,500	$—	$108,112,500
(1) Amounts include projected interest payments during the period based on interest rates in effect as of December 31, 2023.
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
Loans Held at Fair Value
We originate commercial real estate debt and related instruments generally to be held for investment. Although we generally hold our target investments as long-term loans, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or amortized cost in our consolidated balance sheet. As of December 31, 2023 and 2022, two and three loans held for investment were carried at fair value within loans held at fair value in our consolidated balance sheets, respectively, with changes in fair value recorded through earnings. Refer to Note 14 to our consolidated financial statements titled “Fair Value” for more information on the valuations of the loans.
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
We also follow ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires us to assume that the loan is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, we have considered its principal market as the market in which we exit our investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:
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
Revenue Recognition
Interest income from loans is accrued based on the outstanding principal amount and the contractual terms of each loan. Revenue from OID is also recognized in interest income from loans over the initial loan term as a yield adjustment using the effective interest method. Management places loans on non-accrual status when principal or interest payments are past due 30 days or more or when full recovery of interest and principal is doubtful. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on non-accrual status. Interest payments received on non-accrual loans are generally recognized on a cash basis and may be recognized as income or applied to principal depending upon management’s judgment regarding the borrower’s ability to make pending principal and interest payments. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. We may make exceptions to placing a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. Delayed draw loans earn interest or unused fees on the undrawn portion of the loan, which is recognized as interest income in the period earned. Other fees, including prepayment fees and exit fees, are also recognized as interest income when received. Any such fees will be generated in connection with our investments and recognized as earned in accordance with GAAP.
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
Our wholly-owned subsidiary, TRS1, operates as a TRS and began operating in July 2021. A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by us without jeopardizing its qualification as a REIT. A TRS is subject to applicable United States federal, state and local income tax on its taxable income. In addition, as a REIT, we may also be subject to a 100% excise tax on certain transactions between us and our TRS that are not conducted on an arm’s-length basis. The income tax provision is included in the line item income tax expense, including excise tax in the consolidated statements of operations included in this Annual Report.
FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are well documented and supported as of December 31, 2023. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.
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

Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact of the update on the Company’s future consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied prospectively, however retrospective application is permitted. The Company is currently evaluating the impact of the update on the Company’s future consolidated financial statements.
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
LIBOR Transition
In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) (the authority that regulates LIBOR) announced its intention to cease sustaining LIBOR by the end of 2021. The ICE Benchmark Administration (the “IBA”), which is supervised by the FCA, ended publication of the one-week and two-month USD LIBOR tenors on December 31, 2021, and the remaining USD LIBOR tenors (overnight, one-month, three-month, six-month and 12-month) ended following their publication on June 30, 2023. On April 3, 2023, the FCA announced that it would compel the IBA to publish an unrepresentative synthetic USD LIBOR through September 30, 2024 for use in legacy contracts.

As of December 31, 2023, seven of our loans, representing approximately 68% of our portfolio based on aggregate outstanding principal balances, paid interest at a variable rate tied to either SOFR or U.S. prime rate. If one of these floating benchmarks are no longer available, our applicable loan documents generally include fallback provisions that allow us to choose a new index based upon comparable information. However, if each of these benchmarks are no longer available, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our loans. In addition, changes to another index could result in mismatches with the interest rate of loans that we are financing. As of December 31, 2023, none of our loans paid interest at a variable rate tied to LIBOR.
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our consolidated balance sheet. As of December 31, 2023 and 2022, two and three of our loans held for investment were carried at fair value within loans held at fair value in our consolidated balance sheets, respectively, with changes in fair value recorded through earnings.
We evaluate our loans on a quarterly basis and fair value is determined by our Board through its independent Audit and Valuation Committee. We use an independent third-party valuation firm to provide input in the valuation of all of our unquoted investments, which we consider along with other various subjective and objective factors in making our evaluations.
Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Alternative valuation methodologies may be used as appropriate, and can include a market analysis, income analysis, or recovery analysis. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. In the yield analysis, we consider the current contractual interest rate, the maturity and other terms of the loan relative to risk of the borrower and the specific loan. A key determinant of risk, among other things, is the leverage through the loan relative to the enterprise value of the borrower. As loans held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded loans, as well as secondary market data with respect to high-yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable. Changes in market yields, recovery rates, and revenue multiples may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, while a decrease in revenue multiples and recovery rates may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate.
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

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Alternative valuation methodologies may be used as appropriate, and can include a market analysis, income analysis, or recovery analysis. Changes in market yields, revenue multiples, and recovery rates may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, while a decrease in revenue multiples and recovery rates may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of December 31, 2023, a decrease of 50 bps or increase of 50 bps of the market yield would have resulted in a change in unrealized gain (loss) of approximately $0.3 million and $(0.3) million, respectively. As of December 31, 2023, we had seven floating-rate loans, representing approximately 68% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates included one-month SOFR subject to a weighted average floor of 3.3% and quoted at 5.4% and U.S. prime rate subject to a weighted average floor of 5.0% and quoted at 8.5%. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $2.7 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $(2.3) million.
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
Interest Rate Mismatch Risk
We may fund a portion of our origination of loans, or of loans that we may in the future acquire, with borrowings that are based on various benchmarks, while the interest rates on these assets may be fixed or indexed to SOFR, U.S. prime rate, or another index rate. Accordingly, any increase in an index rate will generally result in an increase in our borrowing costs that would not be matched by fixed-rate interest earnings and may not be matched by a corresponding increase in floating-rate interest earnings. Any such interest rate mismatch could adversely affect our profitability, which may negatively impact distributions to our shareholders.
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
Credit Risk
We are subject to varying degrees of credit risk in connection with our loans and interest receivable. Our Manager seeks to mitigate this risk by seeking to originate loans, and may in the future acquire loans, of higher quality at appropriate prices given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring originated and acquired loans. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results. For additional information regarding the credit risk associated with our loans and interest receivables, see “Risk Factors—Risks Related to Our Business and Growth Strategy—Loans to relatively new and/or small companies and companies operating in the cannabis industry generally involve significant risks.”
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
Our loan portfolio as of December 31, 2023 was concentrated with the top four borrowers representing approximately 69.4% of the aggregate outstanding principal balances and approximately 69.2% of the total loan commitments. Additionally, the industry is experiencing significant consolidation, which we expect to increase, among cannabis operations and certain of our borrowers may combine, increasing the concentration of our borrower portfolio with those consolidated operators. Our largest credit facility represented approximately 21.6% of the aggregate outstanding principal balances of our portfolio and approximately 19.5% of our total loan commitments as of December 31, 2023. The borrower under this credit facility is a Subsidiary of Public Company H, a multi-state operator with real estate assets in several states, certain of which have been included as collateral in connection with the senior term loan. Our portion of the senior term loan provided to such borrower has a principal amount of $84.0 million outstanding as of December 31, 2023, which is fully funded. This senior term loan accrues interest at a variable rate of U.S. prime rate plus 5.8%, subject to a U.S. prime rate floor of 5.5%.
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, which replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”). We adopted ASU No. 2016-13 as of July 31, 2020, the date of our commencement of operations. Subsequent period increases and decreases to expected credit losses impact earnings and are recorded within provision for current expected credit losses in our consolidated statement of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASU No. 2016-13 is a valuation account that is deducted from the amortized cost basis of our loans held at carrying value and loans receivable at carrying value in our consolidated balance sheet. The CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in our consolidated balance sheet. Refer to Note 6 within our consolidated financial statements titled “Current Expected Credit Losses” for more information on CECL.
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

Item 8.    Consolidated Financial Statements and Supplementary Data
See our consolidated financial statements and the notes thereto together with the report thereon of CohnReznick LLP dated March 7, 2024, beginning on page F-1 of this report included in Item 15, which are incorporated herein by reference in this Item 8.
Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a‐15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street and Consumer Protection Act, which exempts non-accelerated filers from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act.

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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Insider Trading Arrangements
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Except as set forth below, the other information required by this item will be contained in the Company’s definitive proxy statement for its 2024 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. A current copy of the code is posted under “Corporate Governance” on our website at https://investors.afcgamma.com/corporate-governance/governance-overview.
To the extent required by rules adopted by the Securities and Exchange Commission and Nasdaq, we intend to promptly disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors on our website at https://investors.afcgamma.com/corporate-governance/governance-overview/.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2024 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2024 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 13.        Certain Relationships and Related Party Transactions, and Director Independence
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2024 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.
Item 14.        Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2024 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.
PART IV
Item 15.        Exhibits and Financial Statement Schedules
(1) Financial Statements—See the Index to Consolidated Financial Statements, together with the report thereon of CohnReznick LLP dated March 7, 2024, beginning on Page F-1.
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
10.1E
Fifth Amendment to Amended and Restated Management Agreement, dated February 22, 2024 by and between AFC Gamma, Inc. and AFC Management, LLC (filed as Exhibit 10.1E to the Company’s Current Report on Form 8-K on February 22, 2024 and incorporated herein by reference).

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

10.8*§	Employment Agreement, dated January 3, 2023, by and between AFC Management, LLC and Brandon Hetzel.
10.9*§
Employment Agreement, dated October 30, 2023, by and between AFC Management, LLC and Daniel Neville (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 30, 2023 and incorporated herein by reference).

21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of CohnReznick LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AFC Gamma, Inc. and subsidiaries as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of AFC Gamma, Inc. and subsidiaries as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Baltimore, Maryland
March 7, 2024

AFC GAMMA, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022
Assets
Loans held for investment at fair value (cost of $71,644,003 and $100,635,985 at December 31, 2023 and 2022, respectively, net)	$61,720,705	$99,226,051

Loans held for investment at carrying value, net	301,265,398	285,177,112
Loan receivable held at carrying value, net	2,040,058	2,220,653
Current expected credit loss reserve	(26,309,450)	(13,538,077)
Loans held for investment at carrying value and loan receivable held at carrying value, net of current expected credit loss reserve	276,996,006	273,859,688

Cash and cash equivalents	121,626,453	140,372,841
Accounts receivable	1,837,450	—
Interest receivable	3,715,995	5,257,475
Prepaid expenses and other assets	688,446	460,844
Total assets	$466,585,055	$519,176,899

Liabilities
Interest reserve	$—	$3,200,944
Accrued interest	894,000	1,036,667
Due to affiliate	16,437	18,146
Dividends payable	9,819,695	11,403,840
Current expected credit loss reserve	115,473	754,128
Accrued management and incentive fees	3,471,726	3,891,734
Accrued direct administrative expenses	1,486,256	1,843,652
Accounts payable and other liabilities	714,685	836,642
Senior notes payable, net	88,014,558	97,131,777
Line of credit payable, net	42,000,000	60,000,000
Total liabilities	146,532,830	180,117,530
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at December 31, 2023 and 2022 and 125 shares issued and outstanding at December 31, 2023 and 2022, respectively	1	1
Common stock, par value $0.01 per share, 50,000,000 shares authorized at December 31, 2023 and 2022 and 20,457,697 and 20,364,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	204,577	203,640
Additional paid-in capital	349,805,890	348,817,914
Accumulated (deficit) earnings	(29,958,243)	(9,962,186)
Total shareholders’ equity	320,052,225	339,059,369

Total liabilities and shareholders’ equity	$466,585,055	$519,176,899
See accompanying notes to the consolidated financial statements

AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2023	2022
Revenue
Interest income	$70,535,087	$81,498,717
Interest expense	(6,357,457)	(6,814,075)
Net interest income	64,177,630	74,684,642
Expenses
Management and incentive fees, net (less rebate of $1,693,133 and $1,785,916, respectively)	14,064,305	15,765,250
General and administrative expenses	5,005,254	4,699,676
Stock-based compensation	1,008,148	1,338,469
Professional fees	1,488,410	1,601,961
Total expenses	21,566,117	23,405,356
Provision for current expected credit losses	(12,132,718)	(11,177,470)
Realized gains (losses) on investments, net	(1,340,476)	450,000
Gain (loss) on extinguishment of debt	1,986,381	—
Change in unrealized gains (losses) on loans at fair value, net	(8,513,364)	(3,593,095)
Net income before income taxes	22,611,336	36,958,721
Income tax expense	1,659,337	1,026,324
Net income	$20,951,999	$35,932,397

Earnings per common share:
Basic earnings per common share (in dollars per share)	$1.02	$1.80
Diluted earnings per common share (in dollars per share)	$1.02	$1.79

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding (in shares)	20,321,091	19,842,222
Diluted weighted average shares of common stock outstanding (in shares)	20,345,919	19,957,737
See accompanying notes to the consolidated financial statements

AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2023	2022
Net income	$20,951,999	$35,932,397
Other comprehensive income (loss):
Reversal of unrealized loss to recognized loss on debt securities available for sale held at fair value	—	168,750
Total other comprehensive income (loss)	—	168,750
Total comprehensive income	$20,951,999	$36,101,147
See accompanying notes to the consolidated financial statements

AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Year Ended December 31, 2023
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2022	$1	20,364,000	$203,640	$348,817,914	$—	$(9,962,186)	$339,059,369
Stock-based compensation	—	93,697	937	987,976	—	—	988,913
Dividends declared on common shares ($2.00 per share)	—	—	—	—	—	(40,933,056)	(40,933,056)
Dividends declared on preferred shares ($120 per share)	—	—	—	—	—	(15,000)	(15,000)
Net income	—	—	—	—	—	20,951,999	20,951,999
Balance at December 31, 2023	$1	20,457,697	$204,577	$349,805,890	$—	$(29,958,243)	$320,052,225

Year ended December 31, 2022
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2021	$1	16,442,812	$163,866	$274,172,934	$(168,750)	$(1,092,877)	$273,075,174
Issuance of common stock, net of offering costs	—	3,913,230	39,694	73,306,511	—	—	73,346,205
Stock-based compensation	—	7,958	80	1,338,469	—	—	1,338,549
Dividends declared on common shares ($2.23 per share)	—	—	—	—	—	(44,786,706)	(44,786,706)
Dividends declared on preferred shares ($120 per share)	—	—	—	—	—	(15,000)	(15,000)
Other comprehensive income (loss)	—	—	—	—	168,750	—	168,750
Net income	—	—	—	—	—	35,932,397	35,932,397
Balance at December 31, 2022	$1	20,364,000	$203,640	$348,817,914	$—	$(9,962,186)	$339,059,369
See accompanying notes to the consolidated financial statements

AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2023	2022
Operating activities:
Net income	$20,951,999	$35,932,397
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for current expected credit losses	12,132,718	11,177,470
Realized (gains) losses on investments, net	1,340,476	(450,000)
(Gain) loss on extinguishment of debt	(1,986,381)	—
Change in unrealized (gains) losses on loans at fair value, net	8,513,364	3,593,095
Accretion of deferred loan original issue discount and other discounts	(6,143,832)	(11,763,696)
Amortization of deferred financing costs - revolving credit facility	309,213	262,386
Amortization of deferred financing costs - senior notes	641,662	659,120
Stock-based compensation	988,913	1,338,469
Payment-in-kind interest	(10,931,732)	(8,369,127)
Changes in operating assets and liabilities
Accounts receivable	(38,687)	—
Interest receivable	1,542,717	(844,537)
Prepaid expenses and other assets	(346,815)	859,203
Interest reserve	(4,700,944)	(2,031,327)
Accrued interest	(142,667)	44,827
Accrued management and incentive fees, net	(420,008)	1,068,690
Accrued direct administrative expenses	(357,396)	519,195
Accounts payable and other liabilities	(123,666)	(674,192)
Net cash provided by (used in) operating activities	21,228,934	31,321,973

Cash flows from investing activities:
Issuance of and fundings on loans	(51,757,225)	(162,885,750)
Proceeds from sales of loans	21,312,827	10,600,000
Sale of available-for-sale debt securities	—	15,900,000
Principal repayment of loans	58,963,777	120,042,065
Net cash provided by (used in) investing activities	28,519,379	(16,343,685)

Cash flows from financing activities:
Proceeds from sale of common stock	—	75,057,650
Payment of offering costs - equity offering	—	(1,711,365)
Payment of financing costs	(225,000)	(578,508)
Borrowings on revolving credit facility	63,000,000	60,000,000
Repayment of revolving credit facility	(81,000,000)	(75,000,000)
Dividends paid to common and preferred shareholders	(42,532,201)	(41,619,272)
Repayment of senior notes	(7,737,500)	—
Net cash provided by (used in) financing activities	(68,494,701)	16,148,505

Net (decrease) increase in cash and cash equivalents	(18,746,388)	31,126,793
Cash and cash equivalents, beginning of period	140,372,841	109,246,048
Cash and cash equivalents, end of period	$121,626,453	$140,372,841

Supplemental disclosure of non-cash activity:
Interest reserve withheld from funding of loans	$1,500,000	$450,000
OID withheld from funding of loans	$7,398,475	$7,764,875
Change in other comprehensive income (loss) during the period	$—	$168,750
Dividends declared and not yet paid	$9,819,695	$11,403,840

Supplemental information:
Interest paid during the period	$5,549,250	$5,847,743
Income taxes paid during the period	$1,655,821	$952,524
See accompanying notes to the consolidated financial statements

AFC GAMMA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023
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
The Company is a Maryland corporation and completed its initial public offering (the “IPO”) in March 2021. The Company is externally managed by AFC Management, LLC, a Delaware limited liability company (the Company’s “Manager”), pursuant to the terms of the Amended and Restated Management Agreement, dated January 14, 2021, between the parties (as amended from time to time, the “Management Agreement”). The Company’s wholly-owned subsidiary, AFCG TRS1, LLC, a Delaware limited liability company (“TRS1”), operates as a taxable real estate investment trust subsidiary (a “TRS”). TRS1 began operating in July 2021, and the financial statements of TRS1 are consolidated within the Company’s consolidated financial statements. The Company’s wholly-owned subsidiary, Sunrise Realty Trust, Inc. (“SUNS”) (f/k/a CRE South LLC), was formed on August 28, 2023 and converted from a Delaware limited liability company to a Maryland corporation in February 2024. The financial statements of SUNS are consolidated within the Company’s consolidated financial statements.
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
2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements and related notes have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, and its wholly-owned subsidiaries. The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
Cash and cash equivalents include funds on deposit with financial institutions, including demand deposits with financial institutions. Cash and short-term investments with an original maturity of three months or less when acquired are considered cash and cash equivalents for the purpose of the consolidated balance sheets and consolidated statements of cash flows.
Concentration of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, loans and interest receivable. The Company places its cash and cash equivalents with financial institutions, and, at times, cash held exceeds the Federal Deposit Insurance Corporation insured limit. The Company and the Manager seek to manage this credit risk by monitoring the financial institutions and their ability to continue in business for the foreseeable future.

The Company has exposure to credit risk on its loans and interest receivable. The Company and the Manager seek to manage credit risk by performing due diligence prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate.
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
The Company may make modifications to loans, including loans that are in default. Loan terms that may be modified include interest rates, required prepayments, maturity dates, covenants, principal amounts and other loan terms. The terms and conditions of each modification vary based on individual circumstances and will be determined on a case-by-case basis. The Manager monitors and evaluates each of the Company’s loans held for investment and has maintained regular communications with borrowers.
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
Investment in Marketable Securities
Investment in marketable securities consist of debt securities that are designated as available-for-sale. Marketable debt securities are recorded at fair value and unrealized holding gains or losses are excluded from net income on the consolidated income statement and reported as a component of accumulated other comprehensive income (loss) within shareholders’ equity.
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
The Company also follows ASC 820-10, Fair Value Measurements Overall (“ASC 820-10”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Company to assume that the transaction is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, the Company has considered its principal market as the market in which the Company exits its loans with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:
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
Current Expected Credit Losses
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to derive credit loss estimates (the “CECL Reserve”). ASU No. 2016-13 was adopted by the Company on July 31, 2020, commencement of operations. Subsequent period increases and decreases to expected credit losses impact earnings and are recorded within the provision for current expected credit losses in the Company’s consolidated statements of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASU No. 2016-13 is a valuation account that is deducted from the amortized cost basis of the Company’s loans held at carrying value and loan receivable held at carrying value in the Company’s consolidated balance sheets. The CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within the current expected credit loss reserve financial statement line in the Company’s balance sheet. The Company has elected not to measure an allowance for credit losses for accrued interest receivable.
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
The Company’s wholly-owned subsidiary, TRS1, operates as a TRS and began operating in July 2021. A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by the Company without jeopardizing its qualification as a REIT. A TRS is subject to applicable United States federal, state and local income tax on its taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm’s-length basis. The income tax provision is included in the line item income tax expense, including excise tax.
FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported as of December 31, 2023. Based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.
The Company files income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions. The filings are subject to normal reviews by tax authorities until the related statute of limitations expires. As of December 31, 2023, tax years since 2020 remain subject to examination by taxing authorities.
Earnings per Share
The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common shareholders for the period by the weighted average shares of common stock outstanding for that period after consideration of the earnings (loss) allocated to the Company’s restricted stock, which are participating securities as defined in GAAP. Diluted earnings (loss) per share takes into effect any dilutive instruments, such as stock options, restricted stock, restricted stock units (“RSUs”) and convertible debt, except when doing so would be anti-dilutive. As of December 31, 2023, there were dilutive instruments relating to stock options and restricted shares. See Note 11 included in these consolidated financial statements for the earnings per share calculations.
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

Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact of the update on the Company’s future consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied prospectively, however retrospective application is permitted. The Company is currently evaluating the impact of the update on the Company’s future consolidated financial statements.
3.    LOANS HELD FOR INVESTMENT AT FAIR VALUE
As of December 31, 2023 and 2022, the Company’s portfolio included two and three loans held at fair value, respectively. The aggregate originated commitment under these loans was approximately $94.2 million and $104.3 million, respectively, and outstanding principal was approximately $71.9 million and $102.4 million as of December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, the Company funded approximately $1.9 million of additional principal and had approximately $34.9 million of principal repayments of loans held at fair value. As of December 31, 2023 and 2022, none of the Company’s loans held at fair value had floating interest rates.
The following tables summarize the Company’s loans held at fair value as of December 31, 2023 and 2022:

	As of December 31, 2023
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)(4)

Senior term loans	$61,720,705	$71,644,003	$71,883,402	0.4
Total loans held at fair value	$61,720,705	$71,644,003	$71,883,402	0.4

	As of December 31, 2022
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loans	$99,226,051	$100,635,985	$102,376,546	1.2
Total loans held at fair value	$99,226,051	$100,635,985	$102,376,546	1.2
(1)Refer to Note 14.
(2)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs.
(3)Weighted average remaining life is calculated based on the fair value of the loans as of December 31, 2023 and 2022.
(4)As of December 31, 2023, the weighted average remaining life only reflects the remaining life of the Private Company A Credit Facility.

The following table presents changes in loans held at fair value as of and for the year ended December 31, 2023:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2022	$102,376,546	$(1,740,561)	$(1,409,934)	$99,226,051
Realized gains (losses) on loans at fair value, net	(1,213,416)	—	—	(1,213,416)
Change in unrealized gains (losses) on loans at fair value, net	—	—	(8,513,364)	(8,513,364)
New fundings	1,881,840	—	—	1,881,840
Accretion of original issue discount	—	1,501,162	—	1,501,162
Loan repayments	(34,900,946)	—	—	(34,900,946)
PIK interest	3,739,378	—	—	3,739,378
Total loans held at fair value at December 31, 2023	$71,883,402	$(239,399)	$(9,923,298)	$61,720,705
The following table presents changes in loans held at fair value as of and for the year ended December 31, 2022:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2021	$77,630,742	$(2,717,584)	$2,183,161	$77,096,319
Change in unrealized (losses) gains on loans at fair value, net	—	—	(3,593,095)	(3,593,095)
New fundings	26,605,796	(479,275)	—	26,126,521
Loan repayments	(5,397,191)	—	—	(5,397,191)
Loan amortization payments	(1,089,776)	—	—	(1,089,776)
Accretion of original issue discount	—	1,456,298	—	1,456,298
PIK interest	4,626,975	—	—	4,626,975
Total loans held at fair value at December 31, 2022	$102,376,546	$(1,740,561)	$(1,409,934)	$99,226,051
In September 2023, the credit facility with Public Company A matured without repayment. The agent on the credit facility has placed the borrower in default, and the Company recorded a realized loss of approximately $(1.2) million for the year ended December 31, 2023. As of December 31, 2022, the Company had one loan held at fair value on non-accrual status with an outstanding principal amount of approximately $1.2 million with a related unrealized loss recorded of approximately $(1.2) million.
A more detailed listing of the Company’s loans held at fair value portfolio based on information available as of December 31, 2023 is as follows:

	Collateral Location	Collateral Type (1)	Fair Value (2)	Carrying Value (3)	Outstanding Principal (3)	Interest Rate		Maturity Date (4)	Payment Terms (5)

Private Co. A	AZ, MA, NM	C, D	$47,627,845	$53,125,133	$53,364,532	15.7%	(6)	5/8/2024	P/I
Private Co. B	MI	C, D	14,092,860	18,518,870	18,518,870	18.7%	(7)	9/1/2023	P/I
Total loans held at fair value			$61,720,705	$71,644,003	$71,883,402
(1)C = Cultivation Facilities, D = Dispensary/Retail Facilities.
(2)Refer to Note 14.
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
(6)Base weighted average interest rate of 13.0% and payment-in-kind (“PIK”) weighted average interest rate of 2.7%. In October 2023, AFC Agent LLC (“AFC Agent”) delivered a notice of default to Private Company A based on certain financial and other covenant defaults and began charging additional default interest of 5.0%, beginning as of July 1, 2023, in accordance with the terms of the Private Company A Credit Facility.
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
4.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of December 31, 2023 and 2022, the Company’s portfolio included nine loans held at carrying value. The aggregate originated commitment under these loans was approximately $333.1 million and $338.9 million, respectively, and outstanding principal was approximately $314.4 million and $296.6 million, respectively, as of December 31, 2023 and 2022. During the year ended December 31, 2023, the Company funded approximately $59.1 million of new loans and additional principal, had approximately $23.9 million of principal repayments of loans held at carrying value and sold $24.6 million in the aggregate of the Company’s investment in Subsidiary of Public Company M and Private Company I. As of December 31, 2023 and 2022, approximately 84% and 73%, respectively, of the Company’s loans held at carrying value had floating interest rates. As of December 31, 2023, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 3.3% and quoted at 5.4% and U.S. prime rate subject to a weighted average floor of 5.0% and quoted at 8.5%.
The following tables summarize the Company’s loans held at carrying value as of December 31, 2023 and 2022:

	As of December 31, 2023
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$314,376,929	$(13,111,531)	$301,265,398	2.2
Total loans held at carrying value	$314,376,929	$(13,111,531)	$301,265,398	2.2

	As of December 31, 2022
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$296,584,529	$(11,407,417)	$285,177,112	3.1
Total loans held at carrying value	$296,584,529	$(11,407,417)	$285,177,112	3.1

(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of December 31, 2023 and 2022.

The following table presents changes in loans held at carrying value as of and for the year ended December 31, 2023:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2022	$296,584,529	$(11,407,417)	$285,177,112
New fundings	59,088,860	(7,713,475)	51,375,385
Accretion of original issue discount	—	4,642,670	4,642,670
Loan repayments	(18,600,105)	—	(18,600,105)
Sale of loans	(24,606,578)	1,366,691	(23,239,887)
PIK interest	7,192,354	—	7,192,354
Loan amortization payments	(5,282,131)	—	(5,282,131)
Total loans held at carrying value at December 31, 2023	$314,376,929	$(13,111,531)	$301,265,398
The following table presents changes in loans held at carrying value as of and for the year ended December 31, 2022:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2021	$270,841,715	$(13,678,219)	$257,163,496
New fundings	173,685,505	(8,035,600)	165,649,905
Accretion of original issue discount	—	10,306,402	10,306,402
Loan repayments	(138,807,472)	—	(138,807,472)
Sale of loans	(10,000,000)	—	(10,000,000)
PIK interest	3,715,966	—	3,715,966
Loan amortization payments	(2,851,185)	—	(2,851,185)
Total loans held at carrying value at December 31, 2022	$296,584,529	$(11,407,417)	$285,177,112
As of December 31, 2023, the Company had three loans held at carrying value on non-accrual status. As of December 31, 2022, all loans held at carrying value were current and performing.
As of May 1, 2023, Private Company I was placed on non-accrual status with an outstanding principal amount of approximately $3.8 million.
Subsidiary of Private Company G was placed on non-accrual status from June 1, 2023 to August 31, 2023. In September 2023, a forbearance agreement was entered into with Subsidiary of Private Company G. In exchange for such forbearance, Subsidiary of Private Company G agreed to, among other things, sell certain assets, including certain collateral, the proceeds of which will be applied to the outstanding obligations under the credit agreement with Private Company G, to provide certain additional collateral, and to contribute additional cash equity to be held in escrow by AFC Agent. As amended by the forbearance agreement entered into with Subsidiary of Private Company G, the borrower was required to pay interest of $0.8 million pro rata to the lender group for the month of September and to pay $1.0 million pro rata to the lender group for each of the months of October, November, and December 2023. Subsidiary of Private Company G paid September, October, and November interest in accordance with the terms of the forbearance agreement, which was due October 1, 2023, November 1, 2023, and December 1, 2023, respectively, and the credit facility was restored to accrual status. During the fourth quarter of 2023, AFC Agent received $1.5 million from the sale of some of the collateral assets of Subsidiary of Private Company G, of which approximately $1.3 million was allocated to the Company and applied to the outstanding interest balance. Subsidiary of Private Company G did not make its cash interest payment due January 1, 2024 in arrears for the month of December, and the Company placed the borrower on non-accrual status as of December 1, 2023 with an outstanding principal amount of approximately $79.2 million. Refer to Note 17 to the Company’s consolidated financial statements for more information on Subsidiary of Private Company G forbearance agreement that was entered into subsequent to December 31, 2023.

Subsequent to December 31, 2023, the Company delivered a reservation of rights letter to Private Company K in January 2024 with respect to the occurrence of certain events of default, including the failure to make principal and interest payments when due and deliver monthly statements as required under the credit agreement with Private Company K. In March 2024, the Company entered into a forbearance agreement with Private Company K. Refer to Note 17 to the Company’s consolidated financial statements for more information on the Private Company K forbearance agreement that was entered into subsequent to December 31, 2023. Private Company K was placed on non-accrual status as of December 1, 2023 with an outstanding principal amount of approximately $13.4 million.
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of December 31, 2023 is as follows:

	Collateral Location	Collateral Type (1)	Outstanding Principal (2)	Original Issue Discount	Carrying Value (2)	Interest Rate		Maturity Date (3)	Payment Terms (4)

Private Co. C	PA	C, D	$9,954,630	$(178,363)	$9,776,267	19.5%	(5)	12/1/2025	P/I
Sub. of Private Co. G	NJ, PA	C, D	79,215,888	(1,444,847)	77,771,041	18.8%	(6)	5/1/2026	P/I
Private Co. K	MA	C, D	13,445,762	(682,619)	12,763,143	19.4%	(7)	5/3/2027	P/I
Private Co. I	MD	C, D	3,767,454	(50,036)	3,717,418	21.9%	(8)	8/1/2026	P/I
Private Co. J	MO	C, D	21,713,695	(327,993)	21,385,702	19.4%	(9)	9/1/2025	P/I
Sub. of Public Co. H	CT, IA, IL, ME, MI, NJ, PA	C, D	84,000,000	(2,442,615)	81,557,385	14.3%	(10)	1/1/2026	I/O
Private Co. L	MO, OH	C, D	53,000,000	(1,775,625)	51,224,375	13.7%	(11)	5/1/2026	P/I
Sub. of Public Co. M	IL, MI, MA, NJ, OH, PA	C, D	18,822,000	(2,086,024)	16,735,976	9.5%	(12)	8/27/2025	I/O
Private Co. M	AZ	D	30,457,500	(4,123,409)	26,334,091	9.0%	(13)	7/31/2026	P/I
Total loans held at carrying value			$314,376,929	$(13,111,531)	$301,265,398
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
(6)Base interest rate of 10.25% plus U.S. prime rate (U.S. prime rate floor of 4.5%). As amended, 75.0% of the monthly cash interest was paid in kind from December 1, 2022 to May 1, 2023. Subsidiary of Private Company G was placed on non-accrual status from June 1, 2023 to August 31, 2023. In September 2023, a forbearance agreement was entered into with Subsidiary of Private Company G. As amended by the forbearance agreement entered into with Subsidiary of Private Company G, the borrower was required to pay interest of $0.8 million pro rata to the lender group for the month of September and to pay $1.0 million pro rata to the lender group for each of the months of October, November, and December 2023. Subsidiary of Private Company G paid September, October, and November interest in accordance with the terms of the forbearance agreement, which was due October 1, 2023, November 1, 2023 and December 1, 2023, respectively, and the credit facility was restored to accrual status until December 1, 2023. Subsidiary of Private Company G did not make its cash interest payment due January 1, 2024 in arrears for the month of December, and the Company placed the borrower on non-accrual as of December 1, 2023.
(7)Base interest rate of 12.0% plus SOFR (SOFR floor of 1.0%) and PIK interest rate of 2.0%. As of December 1, 2023, the Company placed the borrower on non-accrual status.
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
5.    LOAN RECEIVABLE HELD AT CARRYING VALUE
As of December 31, 2023 and 2022, the Company’s portfolio included one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately $2.0 million and $2.2 million as of December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company had approximately $0.2 million of principal repayments of loan receivable held at carrying value.
The following table presents changes in loans receivable as of and for the year ended December 31, 2023:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2022	$2,222,339	$(1,686)	$2,220,653
Loan repayments	(180,595)	—	(180,595)
Total loan receivable held at carrying value at December 31, 2023	$2,041,744	$(1,686)	$2,040,058
The following table presents changes in loans receivable as of and for the year ended December 31, 2022:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2021	$2,533,266	$(2,678)	$2,530,588
Loan repayments	(337,114)	—	(337,114)
Accretion of original issue discount	—	992	992
PIK interest	26,187	—	26,187
Total loan receivable held at carrying value at December 31, 2022	$2,222,339	$(1,686)	$2,220,653
As of December 31, 2023 and 2022, the Company had one loan receivable held at carrying value on non-accrual status with an outstanding principal amount of approximately $2.0 million and $2.2 million, respectively.
6.    CURRENT EXPECTED CREDIT LOSSES
As of December 31, 2023 and 2022, the Company’s CECL Reserve for its loans held at carrying value and loan receivable held at carrying value is approximately $26.4 million and $14.3 million, respectively, or 8.71% and 4.97%, respectively, of the Company’s total loans held at carrying value and loan receivable held at carrying value of approximately $303.3 million and $287.4 million, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $26.3 million and $13.5 million, respectively, and a liability for unfunded commitments of approximately $0.1 million and $0.8 million, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loan receivable held at carrying value as of and for the years ended December 31, 2023 and 2022 was as follows:

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2022	$13,538,077	$754,128	$14,292,205
Provision for current expected credit losses	12,771,373	(638,655)	12,132,718
Write-offs	—	—	—
Recoveries	—	—	—
Balance at December 31, 2023	$26,309,450	$115,473	$26,424,923

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2021	$2,431,558	$683,177	$3,114,735
Provision for current expected credit losses	11,106,519	70,951	11,177,470
Write-offs	—	—	—
Recoveries	—	—	—
Balance at December 31, 2022	$13,538,077	$754,128	$14,292,205
(1)As of December 31, 2023 and 2022, the CECL Reserve related to outstanding balances on loans held at carrying value and loan receivable held at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)As of December 31, 2023 and 2022, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.
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

As of December 31, 2023, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value and loan receivable held at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2023	2022	2021	2020	Total
1	$—	$—	$—	$—	$—
2	—	—	—	—	—
3	26,334,091	67,960,351	102,943,087	9,776,267	207,013,796
4	—	—	3,717,418	—	3,717,418
5	—	12,763,143	77,771,041	2,040,058	92,574,242
Total	$26,334,091	$80,723,494	$184,431,546	$11,816,325	$303,305,456
7.    INTEREST RECEIVABLE
The following table summarizes the interest receivable by the Company as of December 31, 2023 and 2022:

	As of December 31
	2023	2022
Interest receivable	$2,680,188	$3,722,134
PIK receivable	1,009,974	1,409,678
Unused fees receivable	25,833	125,663
Total interest receivable	$3,715,995	$5,257,475
8.    INTEREST RESERVE
At December 31, 2023 and 2022, the Company had zero and three loans, respectively, that included a loan-funded interest reserve. For the years ended December 31, 2023 and 2022, approximately $4.7 million and $14.2 million, respectively, of aggregate interest income was earned and disbursed from the interest reserves.
The following table presents changes in interest reserve as of and for the years ended December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Beginning reserves	$3,200,944	$4,782,271
New reserves	1,526,065	12,648,888
Reserves disbursed	(4,727,009)	(14,230,215)
Ending reserves	$—	$3,200,944
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

The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions (which may be increased to up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. Upon entering into the Revolving Credit Agreement, the Company incurred a one-time commitment fee expense of approximately $0.5 million, which was included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears, which is included within interest expense in the Company’s consolidated statements of operations. Based on the terms of the Revolving Credit Agreement, the unused line fee is waived if our average cash balance exceeds the minimum balance required per the Revolving Credit Agreement. During the years ended December 31, 2023 and 2022, we incurred approximately $47.9 thousand and $25.0 thousand in unused line fees, respectively. As of December 31, 2023 and 2022, outstanding borrowings under the Revolving Credit Facility was $42.0 million and $60.0 million, respectively, and $18.0 million and zero was available for borrowing as of December 31, 2023 and 2022, respectively.
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
During the year ended December 31, 2023, the Company repurchased $10.0 million in principal amount of the Company’s 2027 Senior Notes at 77.4% of par value, plus accrued interest. This resulted in a gain on extinguishment of debt of approximately $2.0 million, recorded within the consolidated statements of operations. No repurchases took place during the year ended December 31, 2022. As of December 31, 2023 and 2022, the Company had $90.0 million and $100.0 million in principal amount of the 2027 Senior Notes outstanding, respectively.

The 2027 Senior Notes are due on May 1, 2027. Scheduled principal payments on the 2027 Senior Notes as of December 31, 2023 are as follows:

2027 Senior Notes
Year
2024	$—
2025	—
2026	—
2027	90,000,000
2028	—
Thereafter	—
Total principal	90,000,000
Deferred financing costs included in senior notes	(1,985,442)
Total due senior notes, net	$88,014,558
The following tables reflect a summary of interest expense incurred during the years ended December 31, 2023 and 2022:

	Year ended December 31, 2023
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$5,290,000	$68,667	$—	$5,358,667
Unused fee expense	—	47,915	—	47,915
Amortization of deferred financing costs	641,662	309,213	—	950,875
Total interest expense	$5,931,662	$425,795	$—	$6,357,457

	Year ended December 31, 2022
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$5,734,027	$53,333	$19,792	$5,807,152
Unused fee expense	—	25,000	60,417	85,417
Amortization of deferred financing costs	659,120	107,741	154,645	921,506
Total interest expense	$6,393,147	$186,074	$234,854	$6,814,075
10.    COMMITMENTS AND CONTINGENCIES
As of December 31, 2023 and 2022, the Company had the following commitments to fund various investments:

	As of December 31,
	2023	2022

Total original loan commitments	$431,239,913	$447,101,864
Less: drawn commitments	(421,239,913)	(401,476,418)
Total undrawn commitments	$10,000,000	$45,625,446

The Company from time to time may be a party to litigation in the normal course of business. As of December 31, 2023, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.
On March 17, 2023, the Company appointed Brandon Hetzel to serve as its Chief Financial Officer and Treasurer in place of Brett Kaufman, effective as of such date, with Mr. Kaufman’s employment with AFC Management, LLC, the Company’s external manager (the “Manager”), terminated, effective as of April 17, 2023 (the “Separation Date”). In connection with his termination, Mr. Kaufman will receive (i) twelve (12) months’ worth of his current base salary, (ii) his annual target bonus, (iii) continued payment by our Manager of 100% of the COBRA premiums for him and his dependents for a period of twelve (12) months following his Separation Date, (iv) accelerated vesting of one (1) additional tranche of each of Mr. Kaufman’s outstanding equity awards, and (v) extension of the exercise period for Mr. Kaufman’s outstanding options until one (1) year following the Separation Date, contingent on Mr. Kaufman executing and not revoking a release of claims in favor of the Company. During the years ended December 31, 2023 and 2022, the Company recorded approximately $0.7 million and zero in severance expense, recorded within general and administrative expenses within the consolidated statements of operations, respectively.
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
11.    SHAREHOLDERS’ EQUITY
Series A Preferred Stock
As of December 31, 2023 and 2022, the Company has authorized 10,000 preferred shares and issued 125 of the preferred shares designated as 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”).
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
At-the-Market Offering Program (“ATM Program”)
On April 5, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC and JMP Securities LLC, as Sales Agents, under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $75.0 million. Under the terms of the Sales Agreement, the Company has agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). During the year ended December 31, 2023, the Company did not sell any shares of the Company’s common stock under the Sales Agreement. During the year ended December 31, 2022, the Company sold an aggregate of 621,398 shares of the Company’s common stock under the Sales Agreement at an average price of $18.30 per share generating net proceeds of approximately $10.4 million.
As of December 31, 2023, the shares of common stock sold under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.
Share Repurchase Program
On June 13, 2023, the Company's Board of Directors authorized a share repurchase program providing for the repurchase of up to $20.0 million of the Company's outstanding common stock (the “Repurchase Program”). The timing, price, and volume of repurchases will be based on the Company’s stock price, general market conditions, applicable legal requirements and other factors. The repurchase of the Company’s common stock may be made from time to time in the open market, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934. The Company expects to finance any share repurchases under the Repurchase Program using cash on hand, capacity available under our line of credit and cash flows from operations. The Repurchase Program may be discontinued, modified or suspended at any time. During the year ended December 31, 2023, the Company did not repurchase any shares of its common stock pursuant to the Repurchase Program.

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
During the first quarter of 2023, the Company’s Board of Directors approved grants of restricted stock to the Company’s directors and officers, as well as certain employees of the Manager. In January 2023, the Company granted an aggregate of 125,234 shares of restricted stock to certain of our directors, officers and other eligible persons. The restricted stock granted in January 2023 under the 2020 Plan contain vesting periods that vary from immediately vested to vesting over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date. On June 20, 2023, the Company granted 1,159 shares of restricted stock to James C. Fagan in connection with his recent appointment to the Company’s Board of Directors, which will vest upon the one-year anniversary of the grant date. As of December 31, 2023, there were 2,326,892 shares of common stock granted under the 2020 Plan, underlying 2,169,852 options and 157,040 shares of restricted stock.
As of December 31, 2023, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2020 Plan (the “Share Limit”) equals 2,793,288 shares, which is consistent with the Share Limit as of December 31, 2022. Shares that are subject to or underlie awards that expire or for any reason are cancelled, terminated, forfeited, fail to vest, or for any other reason are not paid or delivered under the 2020 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan.
The following table summarizes the (i) non-vested options granted, (ii) vested options granted, (iii) exercised and (iv) forfeited options granted for the Company’s directors and officers and employees of the Manager as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Non-vested	206,304	293,420
Vested	2,168,328	2,081,212
Exercised	(5,511)	(5,511)
Forfeited	(200,169)	(88,749)
Balance	2,168,952	2,280,372

The Company uses the Black-Scholes option pricing model to value stock options in determining the stock-based compensation expense. The Company has elected to recognize forfeitures as they occur. Previously recognized compensation expense related to forfeitures are reversed in the period the nonvested awards are forfeited. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield was based on the Company’s expected dividend yield at the grant date. Expected volatility is based on the estimated average volatility of similar companies due to the lack of historical volatilities of the Company’s common stock. Restricted stock grant expense is based on the Company’s stock price at the time of the grant and amortized over the vesting period. The stock-based compensation expense for the Company was approximately $1.0 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively.
The following table presents the assumptions used in the option pricing model of options granted under the 2020 Plan:

Assumptions	Range
Expected volatility	40% - 50%
Expected dividend yield	10% - 20%
Risk-free interest rate	0.5% - 2.0%
Expected forfeiture rate	0%
The following tables summarize stock option activity as of and during the year ended December 31, 2023:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2022	2,280,372	$17.75
Granted	—	—
Exercised	—	—
Forfeited	(111,420)	17.98
Outstanding as of December 31, 2023	2,168,952	$17.74	4.27 years	$—
Exercisable as of December 31, 2023	2,079,171	$17.67	4.25 years	$—
The Company did not grant any options during the year ended December 31, 2023. The weighted-average grant date value of options granted during the year ended December 31, 2022 was $1.46. The total intrinsic value of options exercised during the year ended December 31, 2022 was approximately $3.3 thousand.
As of December 31, 2023, there was approximately $45.2 thousand of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 0.68 years.
The following table summarizes the non-vested restricted stock (i) granted, (ii) vested and (iii) forfeited for the Company’s directors and officers and employees of the Manager as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Granted	190,974	64,581
Vested	(38,028)	—
Forfeited	(33,934)	(1,238)
Balance	119,012	63,343

The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The following tables summarize the restricted stock activity as of and during the year ended December 31, 2023:

	Number of shares of restricted stock	Weighted-average grant date fair value
Balance as of December 31, 2022	63,343	$20.40
Granted	126,393	15.55
Vested	(38,028)	18.03
Forfeited	(32,696)	20.39
Balance as of December 31, 2023	119,012	$16.06
As of December 31, 2023, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 0.96 years. The total fair value of shares vested during the year ended December 31, 2023 was approximately $0.5 million. No shares of restricted stock vested during the year ended December 31, 2022.
12.    EARNINGS PER SHARE
The following information sets forth the computations of basic and diluted weighted average earnings per common share for the years ended December 31, 2023 and 2022:

	Years ended December 31,
	2023	2022
Net income attributable to common shareholders	$20,951,999	$35,932,397
Dividends paid on preferred shares	(15,000)	(15,000)
Dividends paid on unvested restricted stock	(262,394)	(135,299)
Net income attributable to common shareholders	20,674,605	35,782,098
Divided by:
Basic weighted average shares of common stock outstanding	20,321,091	19,842,222
Weighted average unvested restricted stock and dilutive stock options	24,828	115,515
Diluted weighted average shares of common stock outstanding	20,345,919	19,957,737
Basic weighted average earnings per common share	$1.02	$1.80
Diluted weighted average earnings per common share	$1.02	$1.79
Diluted EPS was computed using the treasury stock method for stock options and restricted stock. Diluted weighted average earnings per common share excluded 2,336,146 and 1,401,200 weighted average unvested restricted stock and stock options due to anti-dilutive effect for the years ended December 31, 2023 and 2022, respectively.
13.    INCOME TAX
A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by the Company without jeopardizing its qualification as a REIT. A TRS is subject to applicable United States federal, state and local income tax on its taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm’s-length basis. The income tax provision is included in the line item income tax expense, including excise tax.
The income tax provision for the Company was approximately $1.7 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively. The income tax expense for the years ended December 31, 2023 and 2022 primarily related to activities of the Company’s taxable REIT subsidiary.

The income tax provision for the Company and TRS1 consisted of the following for the years ended December 31, 2023 and 2022:

	Years ended December 31,
	2023	2022
Current(1)	$1,546,216	$953,324
Deferred	—	—
Excise tax	113,121	73,000
Total income tax expense, including excise tax	$1,659,337	$1,026,324
(1)During the year ended December 31, 2023, the Company incurred federal taxes of approximately $1.2 million and state and local taxes of approximately $0.3 million. During the year ended December 31, 2022, the Company incurred federal taxes of approximately $0.8 million and state and local taxes of approximately $0.2 million.
For the years ended December 31, 2023 and 2022, the Company incurred approximately $0.1 million and $0.1 million, respectively, for United States federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.
14.    FAIR VALUE
Loans Held for Investment
The Company’s loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers where the Company does not own a controlling equity position. Alternative valuation methodologies may be used as appropriate, and can include a market analysis, income analysis, or recovery analysis. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. In the yield analysis, the Company considers the current contractual interest rate, the maturity and other terms of the loan relative to risk of the company and the specific loan. A key determinant of risk, among other things, is the leverage through the loan relative to the enterprise value of the borrower. As loans held by the Company are substantially illiquid with no active loan market, the Company depends on primary market data, including newly funded loans, as well as secondary market data with respect to high-yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
The following tables present fair value measurements of loans held at fair value as of December 31, 2023 and 2022:

	Fair Value Measurement as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$61,720,705	$—	$—	$61,720,705
Total	$61,720,705	$—	$—	$61,720,705

	Fair Value Measurement as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$99,226,051	$—	$—	$99,226,051
Total	$99,226,051	$—	$—	$99,226,051

The following table presents changes in loans that use Level 3 inputs as of and for the year ended December 31, 2023:

Year ended December 31, 2023
Total loans using Level 3 inputs at December 31, 2022	$99,226,051
Realized gains (losses) on loans at fair value, net	(1,213,416)
Change in unrealized gains (losses) on loans at fair value, net	(8,513,364)
Additional fundings	1,881,840
Loan repayments	(34,900,946)
Accretion of original issue discount	1,501,162
PIK interest	3,739,378
Total loans using Level 3 inputs at December 31, 2023	$61,720,705
The change in unrealized losses included in the consolidated statements of operations attributable to loans held at fair value, categorized as Level 3, held as of December 31, 2023 is $(9,726,780).
The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of December 31, 2023 and 2022. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of December 31, 2023
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loans	$47,627,845	Recovery analysis	Recovery rate	86.10% - 92.40%	89.25%
Senior term loans	14,092,860	Market approach	Revenue multiple	0.50x - 0.70x	0.60x
Total investments	$61,720,705

	As of December 31, 2022
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loans	$99,226,051	Yield analysis	Market yield	19.99% - 31.72%	21.81%
Total investments	$99,226,051
Changes in market yields, revenue multiples, and recovery rates may change the fair value of certain of the Company’s loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company’s loans, while a decrease in revenue multiples and recovery rates may result in a decrease in the fair value of certain of the Company’s loans.
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

Investment in Marketable Securities
As of December 31, 2023 and 2022, the Company’s portfolio did not include any debt securities. For the years ended December 31, 2023 and 2022, the realized loss on the sale of debt securities was approximately zero and $(0.2) million, respectively.
Fair Value of Financial Instruments
GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheet, for which it is practicable to estimate that value.
The following table details the book value and fair value of the Company’s financial instruments not recognized at fair value in the consolidated balance sheets as of December 31, 2023:

	As of December 31, 2023
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$121,626,453	$121,626,453
Loans held for investment at carrying value	$301,265,398	$275,070,876
Loan receivable held at carrying value	$2,040,058	$510,436
Financial liabilities:
Senior notes payable, net	$88,014,558	$78,525,000
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
The Incentive Compensation for the years ended December 31, 2023 and 2022, was approximately $10.4 million and $12.3 million, respectively.

The Company shall pay all of its costs and expenses and shall reimburse the Manager or its affiliates for expenses of the Manager and its affiliates paid or incurred on behalf of the Company, excepting only those expenses that are specifically the responsibility of the Manager pursuant to the Management Agreement. With respect to certain office expenses incurred by the Manager on behalf of the Company and other funds managed by the Manager or its affiliates, such as rent, the Manager determines each fund’s pro rata portion of such expenses in an amount equal to the proportional amount of time employees of the Manager spent providing services to the Company, as reasonably stipulated by time sheets.
The following table summarizes the related party costs incurred by the Company for the years ended December 31, 2023 and 2022:

	Years ended December 31,
	2023	2022
Affiliate Costs
Management fees	$5,395,617	$5,213,535
Less: outside fees earned	(1,693,133)	(1,785,916)
Base management fees	3,702,484	3,427,619
Incentive fees earned	10,361,821	12,337,631
General and administrative expenses reimbursable to Manager	3,590,594	3,976,312
Total	$17,654,899	$19,741,562
Amounts payable to the Manager as of December 31, 2023 and 2022 were approximately $5.0 million and $5.7 million, respectively.
Due to Affiliate
Amounts due to an affiliate of the Company as of December 31, 2023 and 2022 were approximately $16.4 thousand and $18.1 thousand, respectively.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the Manager or its affiliates, including the Manager, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. Additionally, our Manager or its affiliates, including AFC Agent LLC (“AFC Agent”), may from time to time serve as administrative agent to the lenders under our co-investments. As of December 31, 2023, there were four co-invested loans held by the Company and affiliates of the Company.
In July 2021, the senior secured loan facility with Private Company I, consisting of an aggregate of $15.5 million in loan commitments, was syndicated by the Manager between the Company and A BDC Warehouse, LLC (“ABW”), an entity wholly-owned by the Company’s Chief Executive Officer and Chairman of the Board and President. ABW’s commitment in the loan facility was ultimately transferred to AFC Institutional Fund LLC (“AFCIF”), an entity beneficially owned in part, by the Company’s (i) Chief Executive Officer and Chairman of the Board, (ii) President and (iii) former Head of Real Estate and a former Director, while each such owner also maintained a beneficial ownership of the Manager at the time of the investment. AFCIF holds approximately one-third of the loan’s aggregate principal amount as of December 31, 2023. On April 1, 2022, the Company’s investment in the senior secured loan to Private Company I was transferred to TRS1. In May 2023, Private Company I failed to pay its full principal and interest payments due May 1, 2023. The agent on the credit facility, AFC Agent, promptly delivered a notice of an event of default based on this payment default and certain other defaults under the credit agreement, accelerated all obligations due thereunder and subsequently initiated a foreclosing procedure in the State of Maryland. In June 2023, the Company sold two-thirds of the Private Company I credit facility at par plus accrued interest to a multi-state cannabis operator and the Company has a put right on the remaining one-third immediately prior to the transfer of one of the borrower’s cannabis licenses. As of December 31, 2023, the Company’s outstanding principal balance was approximately $3.8 million, which is fully funded.

In September 2021, the Company entered into the September Commitment Assignment with our Manager, pursuant to which our Manager assigned to us its commitment to make loans to Private Company A in a principal amount of up to $20.0 million, which was funded in September 2021. The loans were purchased at accreted cost plus accrued PIK interest. We did not pay any fees or premium to our Manager for the Company’s acquisition of the Manager’s loan commitments under the Credit Agreement with Private Company A pursuant to the September Commitment Assignment. In December 2021, the Company entered into the second amendment to the Private Company A Credit Facility to, among other things, increase the total loan commitments by $20.0 million in an additional tranche, with $2.5 million allocated to Flower Loan Holdco, LLC (“FLH”), an entity wholly-owned by the Company’s Chief Investment Officer and Executive Chairman of the Board and President, and the remaining new commitment allocated to third-party lenders. In February 2022, the Company entered into the third amendment to the Private Company A Credit Facility to, among other things, increase the total loan commitments by $16.3 million in an additional tranche, with approximately $15.3 million allocated to the Company and approximately $1.0 million allocated to a third-party lender. In November 2022, the Company entered into a fourth amendment to the Private Company A Credit Facility to, among other things, increase the total loan commitments by $10.0 million in an additional tranche, with approximately $7.1 million allocated to the Company, $1.4 million allocated to FLH and the remaining $1.5 million allocated to third-party lenders. In March 2023, the Company entered into a fifth amendment to the Private Company A Credit Facility to, among other things and subject to certain terms and conditions, (i) increase the interest rate of certain tranches such that the facility has a uniform interest rate of 13.0% across certain tranches; (ii) reprioritize the allocation of principal and interest payments to first be applied to a specific tranche under the facility; and (iii) establish the requirement for a blocked account to hold the cash proceeds from the sale of certain assets and distribute such proceeds to the lenders. In October 2023, AFC Agent delivered a notice of default to Private Company A based on certain financial and other covenant defaults and began charging additional default interest of 5.0%, beginning as of July 1, 2023, in accordance with the terms of the Private Company A Credit Facility. In November 2023, Private Company A was placed into receivership to maintain the borrower’s operations and maximize value for the benefit of its creditors. The court-appointed receiver began liquidating certain assets for the benefit of the creditors. During the year ended December 31, 2023, AFC Agent received approximately $48.2 million in total loan principal prepayments and $1.4 million in related exit fees from the borrower’s sale of some of its collateral assets, of which approximately $34.7 million in principal prepayments and $1.1 million in related exit fees were allocated to the Company relating to its pro rata portion of the Private Company A Credit Facility and was applied to the outstanding principal balance. As of December 31, 2023, the Company’s outstanding principal balance was approximately $53.4 million, which is fully funded.

In September 2021, the Company entered into the second amended and restated credit agreement with Subsidiary of Private Company G to, among other things, increase the total loan commitments by $53.4 million in three tranches, with approximately $10.0 million allocated to ABW and the remaining $43.4 million allocated to the Company. ABW’s commitment was ultimately transferred to AFCIF. In August 2022, the Company committed an additional $8.1 million under credit agreement with Subsidiary of Private Company G. Following the expansion, the Company now holds $73.5 million in commitments. Subsidiary of Private Company G failed to make its cash interest payment due July 1, 2023 in arrears for the month of June, and the Company placed the borrower on non-accrual from June 1, 2023 to August 31, 2023. In connection therewith, the Company initiated a consensual foreclosure proceeding with respect to certain of the borrower’s assets in Pennsylvania, with the expectation that the net cash proceeds of the public auction would be used to prepay a portion of the principal outstanding under the credit facility. On September 6, 2023, the foreclosure proceeding was adjourned indefinitely. The Company subsequently entered into a forbearance agreement with Subsidiary of Private Company G in September 2023, which carves out the consensual foreclosure proceeding described above, pursuant to which the Company agreed to forbear from exercising certain remedies as a result of certain defaults under the credit agreement. In exchange for such forbearance, Subsidiary of Private Company G agreed to, among other things, sell certain assets, including certain collateral, the proceeds of which will be applied to the outstanding obligations under the credit agreement with Private Company G, to provide certain additional collateral, and to contribute additional cash equity to be held in escrow by AFC Agent. As amended by the forbearance agreement entered into with Subsidiary of Private Company G, the borrower was required to pay interest of $0.8 million pro rata to the lender group for the month of September and to pay $1.0 million pro rata to the lender group for each of the months of October, November, and December 2023. Subsidiary of Private Company G paid September, October, and November interest in accordance with the terms of the forbearance agreement, which was due October 1, 2023, November 1, 2023, and December 1, 2023, respectively, and the credit facility was restored to accrual status. During the fourth quarter of 2023, AFC Agent received $1.5 million from the sale of some of the collateral assets of Subsidiary of Private Company G, of which approximately $1.3 million was allocated to the Company and applied to the outstanding interest balance. Subsidiary of Private Company G did not make its cash interest payment due January 1, 2024 in arrears for the month of December, and the Company placed the borrower on non-accrual status as of December 1, 2023 and will recognize income related to loan activity only upon receipt of cash. Refer to Note 17 to the Company’s consolidated financial statements for more information on Subsidiary of Private Company G forbearance agreement that was entered into subsequent to December 31, 2023. As of December 31, 2023, the Company’s outstanding principal balance under the credit facility with Subsidiary of Private Company G was approximately $79.2 million, which is fully funded.
In December 2021, the Company entered into a credit agreement with Subsidiary of Public Company H, which provides Subsidiary of Public Company H with a $100.0 million senior secured credit facility, of which, we committed $60.0 million, a predecessor-in-interest to AFCIF committed $10.0 million, and third-party lenders committed $30.0 million of the aggregate principal amount. In October 2022, the credit agreement with Subsidiary of Public Company H was amended to, among other things, increase the total loan commitment by $50.0 million, of which $30.0 million of the new loan commitment was allocated pro rata to the Company, $5.0 million was allocated to AFCIF and the remaining $15.0 million was allocated to a third-party lender. In April 2023, the credit agreement with Subsidiary of Public Company H was amended to, among other things, (i) reduce the total loan commitment by $10.0 million ratably amongst the lenders, including the Company, of which $6.0 million of the reduced commitment was allocated to the Company and $9.0 million of additional principal was funded by the Company, (ii) strengthen the real estate coverage covenants and (iii) require certain conditions precedent be met prior to disbursing funds to construction projects. Following the amendment, the Company held $84.0 million in commitments. As of December 31, 2023, the Company’s outstanding principal balance under the credit facility with Subsidiary of Public Company H was $84.0 million, which is fully funded.
In September 2023, Mr. Berman purchased a 3.0% membership interest in certain income of the Manager. In January 2024, Mr. Neville purchased a 1.6% membership interest in certain income of the Manager.
Secured Revolving Credit Facility From Affiliate
In April 2022, the Company terminated the AFCF Revolving Credit Facility. Refer to Note 9.

16.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the years ended December 31, 2023 and 2022:

Declaration Date	Record Date	Payment Date	Common Share Distribution Amount	Taxable Ordinary Income	Qualified Dividends	Return of Capital	Section 199A Dividends

3/10/2022	3/31/2022	4/15/2022	$0.55	$0.55	$—	$—	$0.55
6/15/2022	6/30/2022	7/15/2022	0.56	0.56	—	—	0.56
9/15/2022	9/30/2022	10/14/2022	0.56	0.56	—	—	0.56
12/15/2022	12/31/2022	1/13/2023	0.56	0.56	—	—	0.56
2022 Total cash dividend			$2.23	$2.23	$—	$—	$2.23
3/2/2023	3/31/2023	4/14/2023	$0.56	$0.55	$0.01	$—	$0.55
6/15/2023	6/30/2023	7/14/2023	0.48	0.48	—	—	0.48
9/15/2023	9/30/2023	10/13/2023	0.48	0.36	0.12	—	0.36
12/15/2023	12/31/2023	1/12/2024	0.48	0.46	0.02	—	0.46
2023 Total cash dividend			$2.00	$1.85	$0.15	$—	$1.85
17.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. There were no material subsequent events, other than those described below, that required disclosure in these consolidated financial statements.
On December 29, 2023, the Company drew $42.0 million on the Company’s Revolving Credit Facility. All outstanding borrowings on the Revolving Credit Facility were subsequently repaid in full on January 2, 2024.
In January 2024, the Company and an affiliate co-lender entered into a secured mezzanine loan with CRE Private Company A that was syndicated by the affiliate, consisting of an aggregate of $56.4 million in loan commitments, of which $28.2 million was funded by the Company and another $28.2 million was provided by an affiliate. The Company and affiliate are each 50.0% syndicate lenders in the secured mezzanine loan. The secured mezzanine loan bears interest at an annual rate of Secured Overnight Financing Rate (“SOFR”) plus 15.31% spread, subject to a SOFR floor of 2.42%. At the end of January 2024, the Company and an affiliate entered into an amendment to the secured mezzanine loan with CRE Private Company A, which among other things, (1) extended the maturity date to May 31, 2024 and (2) amended the SOFR floor from 2.42% to 4.00%. Pursuant to the amendment, the Company and affiliate expect to receive an extension fee of approximately $0.1 million each, respectively.
In January 2024, the Company and an affiliate entered into a secured mezzanine loan with CRE Private Company B that was syndicated by the affiliate, consisting of an aggregate of $56.4 million in loan commitments, of which $20.7 million was funded by the Company and another $20.7 million was provided by an affiliate. The secured mezzanine loan was purchased by the Company and an affiliate at a discount of 1.0% for a purchase price of approximately $20.4 million each, respectively. Approximately $15.0 million was established as an unfunded commitment, available to be drawn to pay interest on the secured mezzanine loan, of which the Company is responsible for $7.5 million. The Company and affiliate are each 50.0% syndicate lenders in the secured mezzanine loan. The secured mezzanine loan bears interest at an annual fixed rate of 13.00% and matures in May 2027.
In January 2024, the Company entered into a partial release and amendment with Private Company L to, among other things, (i) permit the sale and release of certain collateral located in Missouri, subject to the terms and conditions contained therein and (ii) amend certain of the draw and prepayment requirements. In January 2024, the Company received approximately $11.4 million prepayment from Private Company L’s sale of certain collateral assets and $0.3 million prepayment premium.

In January 2024, the Company delivered a reservation of rights letter to Private Company K with respect to the occurrence of certain events of default, including the failure to make principal and interest payments when due and deliver monthly statements as required under the credit agreement with Private Company K. In March 2024, the Company entered into a forbearance agreement with Private Company K, pursuant to which we agreed to forbear from exercising certain remedies as a result of the certain defaults under the credit agreement. In exchange for such forbearance, Private Company K agreed to, among others, (i) additional reporting requirements and (ii) contribute additional cash equity in an aggregate amount of up to $3.5 million in increments on or before June 30, 2024 or obtain a combination of additional equity and debt financing in an aggregate amount of up to $8.5 million in increments on or before August 31, 2024, certain of the proceeds of which shall be applied to the outstanding obligations under the credit agreement. The existing credit agreement was amended by the forbearance agreement entered into with Private Company K to require (a) 20% of the interest payable for December 2023 and January 2024 to be payable in cash in arrears and 80% paid in kind, (b) 35% of the interest payable for February 2024 to be payable in cash in arrears and 65% to be paid in kind, (c) 50% of the interest payable for March 2024, April 2024 and May 2024 to be payable in cash in arrears and 50% to be paid in kind, (d) interest for the remainder of the months during the term of the forbearance agreement to be payable in cash in arrears and (e) payments of principal during the term of the forbearance to be deferred during the term of the forbearance agreement. The Company placed Private Company K on non-accrual status effective December 1, 2023 and will recognize income related to loan activity only upon receipt of cash.
In February 2024, AFC Agent received approximately $4.7 million in total loan principal prepayments and $0.1 million in related exit fees from Private Company A’s sale of its collateral assets, of which approximately $3.9 million in principal prepayments and $0.1 million in related exit fees were allocated to the Company relating to the Company’s pro rata portion of the Private Company A Credit Facility and was applied to the outstanding principal balance. Following the prepayment, the Company’s outstanding principal balance under the Private Company A Credit Facility was approximately $49.8 million. AFC Agent continues to monitor the court-appointed receivership installed to maintain the borrower’s operations and maximize value for the benefit of its creditors.
On February 22, 2024, the Company announced that its Board of Directors had unanimously approved a plan to spin-off (the “Spin-Off”) its commercial real estate (“CRE”) portfolio into an independent, publicly traded REIT, named Sunrise Realty Trust, Inc. (“SUNS”). The Company and SUNS expect that $115.0 million of assets in the aggregate, in a combination of loans and cash, will either be contributed to SUNS in the Contribution or be held by SUNS immediately following the Contribution. Following the distribution, the Company and SUNS expects the SUNS Common Stock to be listed on the Nasdaq Capital Market. The Spin-Off is expected to be completed in mid-2024. SUNS filed a registration statement on Form 10 with the Securities and Exchange Commission which provides additional details about the Spin-Off.
In March 2024, the Company entered into a forbearance agreement with Subsidiary of Private Company G, pursuant to which we agreed to forbear from exercising certain remedies as a result of certain events of default under the credit agreement and under the forbearance agreement entered into with Subsidiary of Private Company G in September 2023. In exchange for such forbearance, Subsidiary of Private Company G agreed to, among other things, (i) contribute additional cash equity in an aggregate amount of not less than $3.0 million before April 30, 2024, (ii) sell certain assets, the proceeds of which will be applied to pay down outstanding obligations under the credit agreement, (iii) enter into a management services agreement with a third party with respect to Subsidiary of Private Company G’s operations in Pennsylvania, (iv) enter into a consulting or similar agreement with a third party with respect to Subsidiary of Private Company G’s operations in New Jersey, and (v) deliver additional reporting requirements. In addition, the existing credit agreement was amended by the forbearance agreement entered into with Subsidiary of Private Company G to, for the remaining life of the loan (so long as Subsidiary of Private Company G complies with its obligations under the forbearance agreement), (a) remove the financial covenants, (b) revise the existing cash flow sweep such that 75% of excess cash flow is paid toward current interest, accrued interest, lender expenses and principal, (c) change the interest rate on the loans to 12.5% per annum, a minimum portion of which is payable in cash pursuant to the excess cash flow sweep, and the remainder of which, if any, is paid in kind, and (d) remove required amortization payments. The Company placed Subsidiary of Private Company G on non-accrual effective December 1, 2023 and will recognize income related to loan activity only upon receipt of cash.
In March 2024, the Company declared a regular cash dividend of $0.48 per share of our common stock, relating to the first quarter of 2024, which will be paid on April 15, 2024 to shareholders of record as of March 31, 2024. The estimated aggregate amount of the regular cash dividend payment is approximately $9.9 million.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 7, 2024
AFC GAMMA, INC.

	By:	/s/ Daniel Neville
Daniel Neville
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brandon Hetzel
Brandon Hetzel
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

	By:	/s/ Jodi Hanson Bond
Jodi Hanson Bond
Director

	By:	/s/ James C. Fagan
James C. Fagan
Director

	By:	/s/ Alexander Frank
Alexander Frank
Director

	By:	/s/ Thomas Harrison
Thomas Harrison
Director

	By:	/s/ Robert Levy
Robert Levy
Director

	By:	/s/ Marnie Sudnow
Marnie Sudnow
Director

	By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Executive Chairman
111