Form 10-Q
period 2024-03-31
AFC Gamma, Inc.
filed 2024-05-09
CIK 1822523

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at May 9, 2024
Common stock, $0.01 par value per share	20,667,094

Index
AFC GAMMA, INC.
TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AFC GAMMA, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Loans held for investment at fair value (cost of $68,514,273 and $71,644,003 at March 31, 2024 and December 31, 2023, respectively, net)	$54,977,282	$61,720,705

Loans held for investment at carrying value, net	357,852,467	301,265,398
Loan receivable held at carrying value, net	2,040,058	2,040,058
Current expected credit loss reserve	(31,347,462)	(26,309,450)
Loans held for investment at carrying value and loan receivable held at carrying value, net of current expected credit loss reserve	328,545,063	276,996,006

Cash and cash equivalents	82,298,440	121,626,453
Accounts receivable	5,690,097	1,837,450
Interest receivable	4,362,274	3,715,995
Prepaid expenses and other assets	532,829	688,446
Total assets	$476,405,985	$466,585,055

Liabilities
Accrued interest	$2,201,888	$894,000
Due to affiliate	19,765	16,437
Dividends payable	9,920,205	9,819,695
Current expected credit loss reserve	9,135	115,473
Accrued management and incentive fees	3,462,762	3,471,726
Accrued direct administrative expenses	962,721	1,486,256
Accounts payable and other liabilities	1,045,243	714,685
Senior notes payable, net	88,163,140	88,014,558
Line of credit payable, net	60,000,000	42,000,000
Total liabilities	165,784,859	146,532,830
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at March 31, 2024 and December 31, 2023 and 125 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1	1
Common stock, par value $0.01 per share, 50,000,000 shares authorized at March 31, 2024 and December 31, 2023 and 20,667,094 and 20,457,697 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	206,671	204,577
Additional paid-in capital	350,347,018	349,805,890
Accumulated (deficit) earnings	(39,932,564)	(29,958,243)
Total shareholders’ equity	310,621,126	320,052,225

Total liabilities and shareholders’ equity	$476,405,985	$466,585,055
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2024	2023
Revenue
Interest income	$16,361,060	$18,500,486
Interest expense	(1,603,163)	(1,668,160)
Net interest income	14,757,897	16,832,326
Expenses
Management and incentive fees, net (less rebate of $374,803 and $478,645, respectively)	3,462,762	3,704,219
General and administrative expenses	1,052,396	2,006,135
Stock-based compensation	543,222	280,578
Professional fees	956,568	420,898
Total expenses	6,014,948	6,411,830
Provision for current expected credit losses	(4,931,674)	(702,426)
Realized gains (losses) on investments, net	(93,338)	(26,384)
Gain (loss) on extinguishment of debt	—	1,986,381
Change in unrealized gains (losses) on loans at fair value, net	(3,613,693)	(1,477,691)
Net income before income taxes	104,244	10,200,376
Income tax expense	158,360	175,102
Net (loss) income	$(54,116)	$10,025,274

Earnings per common share:
Basic (loss) earnings per common share (in dollars per share)	$(0.01)	$0.49
Diluted (loss) earnings per common share (in dollars per share)	$(0.01)	$0.49

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding (in shares)	20,393,875	20,303,797
Diluted weighted average shares of common stock outstanding (in shares)	20,405,187	20,489,163
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Three months ended March 31, 2024
	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2023	$1	20,457,697	$204,577	$349,805,890	$(29,958,243)	$320,052,225
Stock-based compensation	—	209,397	2,094	541,128	—	543,222
Dividends declared on common shares ($0.48 per share)	—	—	—	—	(9,920,205)	(9,920,205)
Net (loss)	—	—	—	—	(54,116)	(54,116)
Balance at March 31, 2024	$1	20,667,094	$206,671	$350,347,018	$(39,932,564)	$310,621,126

Three months ended March 31, 2023
	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2022	$1	20,364,000	$203,640	$348,817,914	$(9,962,186)	$339,059,369
Stock-based compensation	—	125,234	1,252	267,406	—	268,658
Dividends declared on common shares ($0.56 per share)	—	—	—	—	(11,473,971)	(11,473,971)
Net income	—	—	—	—	10,025,274	10,025,274
Balance at March 31, 2023	$1	20,489,234	$204,892	$349,085,320	$(11,410,883)	$337,879,330
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2024	2023
Operating activities:
Net (loss) income	$(54,116)	$10,025,274
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for current expected credit losses	4,931,674	702,426
Realized (gains) losses on investments, net	93,338	26,384
(Gain) loss on extinguishment of debt	—	(1,986,381)
Change in unrealized (gains) losses on loans at fair value, net	3,613,693	1,477,691
Accretion of deferred loan original issue discount and other discounts	(1,927,782)	(1,236,946)
Amortization of deferred financing costs - revolving credit facility	95,944	39,258
Amortization of deferred financing costs - senior notes	157,332	157,652
Stock-based compensation	543,222	268,658
Payment-in-kind interest	(1,600,987)	(4,503,746)
Changes in operating assets and liabilities
Accounts receivable	55	—
Interest receivable	(640,023)	1,409,750
Prepaid expenses and other assets	50,923	1,431
Interest reserve	—	(3,010,610)
Accrued interest	1,307,888	1,180,416
Accrued management and incentive fees, net	(8,964)	(187,515)
Accrued direct administrative expenses	(523,535)	(757,625)
Accounts payable and other liabilities	333,886	776,510
Net cash provided by (used in) operating activities	6,372,548	4,382,627

Cash flows from investing activities:
Issuance of and fundings on loans	(84,190,779)	(1,523,332)
Proceeds from sales of loans	1,796,042	13,693,481
Principal repayment of loans	28,513,871	2,821,467
Net cash provided by (used in) investing activities	(53,880,866)	14,991,616

Cash flows from financing activities:
Borrowings on revolving credit facility	60,000,000	—
Repayment of revolving credit facility	(42,000,000)	(60,000,000)
Dividends paid to common and preferred shareholders	(9,819,695)	(11,403,840)
Repayment of senior notes	—	(7,737,500)
Net cash provided by (used in) financing activities	8,180,305	(79,141,340)

Net (decrease) increase in cash and cash equivalents	(39,328,013)	(59,767,097)
Cash and cash equivalents, beginning of period	121,626,453	140,372,841
Cash and cash equivalents, end of period	$82,298,440	$80,605,744

Supplemental disclosure of non-cash activity:
Interest reserve withheld from funding of loans	$—	$1,500,000
OID withheld from funding of loans	$1,641,888	$—
Dividends declared and not yet paid	$9,920,205	$11,473,971

Supplemental information:
Interest paid during the period	$42,000	$290,834
Income taxes paid during the period	$124,733	$—
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2024
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
2.    SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and results of operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC.
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
The current period’s results of operations will not necessarily be indicative of results that ultimately may be realized for the year ending December 31, 2024.

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
3.    LOANS HELD FOR INVESTMENT AT FAIR VALUE
As of March 31, 2024 and December 31, 2023, the Company’s portfolio included two loans held at fair value. The aggregate originated commitment under these loans was approximately $94.2 million and $94.2 million, respectively, and outstanding principal was approximately $68.6 million and $71.9 million as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024, the Company received approximately $4.0 million of principal repayments of loans held at fair value. As of March 31, 2024 and December 31, 2023, none of the Company’s loans held at fair value had floating interest rates.
The following tables summarize the Company’s loans held at fair value as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)(4)

Senior term loans	$54,977,282	$68,514,273	$68,625,288	0.1
Total loans held at fair value	$54,977,282	$68,514,273	$68,625,288	0.1

Index

	As of December 31, 2023
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)(4)

Senior term loans	$61,720,705	$71,644,003	$71,883,402	0.4
Total loans held at fair value	$61,720,705	$71,644,003	$71,883,402	0.4
(1)Refer to Note 14.
(2)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs.
(3)Weighted average remaining life is calculated based on the fair value of the loans as of March 31, 2024 and December 31, 2023.
(4)As of March 31, 2024 and December 31, 2023, the weighted average remaining life only reflects the remaining life of the Private Company A Credit Facility.
The following table presents changes in loans held at fair value as of and for the three months ended March 31, 2024:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2023	$71,883,402	$(239,399)	$(9,923,298)	$61,720,705
Change in unrealized gains (losses) on loans at fair value, net	—	—	(3,613,693)	(3,613,693)
Accretion of original issue discount	—	128,384	—	128,384
Loan repayments	(4,003,945)	—	—	(4,003,945)
PIK interest	745,831	—	—	745,831
Total loans held at fair value at March 31, 2024	$68,625,288	$(111,015)	$(13,536,991)	$54,977,282
As of March 31, 2024, the Company had one loan held at fair value on nonaccrual status. As of March 1, 2024, the Company placed Private Company A on nonaccrual status with an outstanding principal amount of approximately $49.7 million and an unrealized loss of approximately $(10.2) million.
A more detailed listing of the Company’s loans held at fair value portfolio based on information available as of March 31, 2024 is as follows:

	Collateral Location	Collateral Type (1)	Fair Value (2)	Carrying Value (3)	Outstanding Principal (3)	Interest Rate		Maturity Date (4)	Payment Terms (5)

Private Co. A	AZ, GA, MA, NM	C, D	$39,435,412	$49,618,381	$49,729,397	15.7%	(6)	5/8/2024	I/O
Private Co. B	MI	C, D	15,541,870	18,895,892	18,895,891	18.7%	(7)	9/1/2023	I/O
Total loans held at fair value			$54,977,282	$68,514,273	$68,625,288
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

Index
(6)Base weighted average interest rate of 13.0% and payment-in-kind (“PIK”) weighted average interest rate of 2.7%. In October 2023, AFC Agent LLC (“AFC Agent”) delivered a notice of default to Private Company A based on certain financial and other covenant defaults and began charging additional default interest of 5.0%, beginning as of July 1, 2023, in accordance with the terms of the Private Company A Credit Facility. Effective March 1, 2024, the Company placed the borrower on nonaccrual status.
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
4.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of March 31, 2024 and December 31, 2023, the Company’s portfolio included twelve and nine loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $402.6 million and $333.1 million, respectively, and outstanding principal was approximately $370.6 million and $314.4 million, respectively, as of March 31, 2024 and December 31, 2023. During the three months ended March 31, 2024, the Company funded approximately $85.8 million of new loans and additional principal, had approximately $24.5 million of principal repayments of loans held at carrying value and sold $6.0 million of the Company’s investment in Subsidiary of Public Company M. As of March 31, 2024 and December 31, 2023, approximately 61% and 84%, respectively, of the Company’s loans held at carrying value had floating interest rates. As of March 31, 2024, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 3.7% and quoted at 5.3% and U.S. prime rate subject to a weighted average floor of 5.4% and quoted at 8.5%.
The following tables summarize the Company’s loans held at carrying value as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$323,858,794	$(12,434,565)	$311,424,229	2.2
Subordinate debt	46,696,032	(267,794)	46,428,238	1.5
Total loans held at carrying value	$370,554,826	$(12,702,359)	$357,852,467	2.1

	As of December 31, 2023
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$314,376,929	$(13,111,531)	$301,265,398	2.2
Total loans held at carrying value	$314,376,929	$(13,111,531)	$301,265,398	2.2
(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of March 31, 2024 and December 31, 2023.

Index
The following table presents changes in loans held at carrying value as of and for the three months ended March 31, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2023	$314,376,929	$(13,111,531)	$301,265,398
New fundings	85,832,667	(1,641,888)	84,190,779
Accretion of original issue discount	—	1,799,398	1,799,398
Loan repayments	(23,290,973)	—	(23,290,973)
Sale of loans	(6,000,000)	251,662	(5,748,338)
PIK interest	855,156	—	855,156
Loan amortization payments	(1,218,953)	—	(1,218,953)
Total loans held at carrying value at March 31, 2024	$370,554,826	$(12,702,359)	$357,852,467
As of March 31, 2024, the Company had two loans held at carrying value on nonaccrual status.
The Company placed Subsidiary of Private Company G on nonaccrual status effective December 1, 2023, with an outstanding principal amount of approximately $79.2 million and an amortized cost of approximately $77.8 million. Subsidiary of Private Company G was previously placed on nonaccrual status during various periods in 2023. The Company will recognize income related to loan activity only upon receipt of cash. During the three months ended March 31, 2024, the Company recognized approximately $0.7 million of interest income related to this loan.
The Company placed Private Company K on nonaccrual status effective December 1, 2023, with an outstanding principal amount of approximately $13.4 million and an amortized cost of approximately $12.8 million. The Company will recognize income related to loan activity only upon receipt of cash. During the three months ended March 31, 2024, the Company recognized approximately $0.1 million of interest income related to this loan.
In March 2024, the Company was repaid on all remaining principal under the loan to Private Company I, which was previously placed on nonaccrual status, effective May 1, 2023. In addition to the repayment of the outstanding principal amount of approximately $3.8 million, the Company also received and recognized past due cash interest of approximately $0.7 million during the three months ended March 31, 2024.

Index
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of March 31, 2024 is as follows:

	Collateral Location	Collateral Type (1)	Outstanding Principal (2)	Original Issue Discount	Carrying Value (2)	Interest Rate		Maturity Date (3)	Payment Terms (4)

Private Co. C	PA	C, D	$3,656,235	$(52,181)	$3,604,054	19.5%	(5)	12/1/2025	P/I
Sub. of Private Co. G	NJ, PA	C, D	79,215,888	(1,444,847)	77,771,041	12.5%	(6)	5/1/2026	I/O
Private Co. K	MA	C, D	13,445,762	(682,619)	12,763,143	19.3%	(7)	5/3/2027	P/I
Private Co. J	MO	C, D	21,228,511	(278,793)	20,949,718	19.3%	(8)	9/1/2025	P/I
Sub. of Public Co. H	CT, IA, IL, ME, MI, NJ, NY, OH, PA	C, D	84,000,000	(2,137,289)	81,862,711	14.3%	(9)	1/1/2026	I/O
Private Co. L	MO, OH	C, D	44,332,375	(1,233,008)	43,099,367	13.7%	(10)	5/1/2026	P/I
Sub. of Public Co. M	IL, MA, MD, MI, NJ, OH, PA	C, D	12,822,000	(1,521,459)	11,300,541	9.5%	(11)	8/27/2025	I/O
Private Co. M	AZ	D	31,158,023	(3,724,369)	27,433,654	9.0%	(12)	7/31/2026	P/I
Private Co. N - Real Estate	FL	C, D	16,800,000	(672,000)	16,128,000	13.3%	(13)	4/1/2028	P/I
Private Co. N - Non-Real Estate	FL	C, D	17,200,000	(688,000)	16,512,000	13.3%	(14)	4/1/2028	P/I
CRE Private Co. A	TX	Mixed-use	25,779,522	—	25,779,522	20.6%	(15)	5/31/2024	I/O
CRE Private Co. B	FL	Multifamily	20,916,510	(267,794)	20,648,716	13.0%	(16)	5/12/2027	I/O
Total loans held at carrying value			$370,554,826	$(12,702,359)	$357,852,467
(1)For cannabis operators, C = Cultivation Facilities, D = Dispensary/Retail Facilities.
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
(6)Base interest rate of 12.5%. Effective March 2024, pursuant to the forbearance agreement with Subsidiary of Private Company G, Subsidiary of Private Company G transitioned from a floating interest rate tied to U.S. prime rate to a fixed interest rate. Effective December 1, 2023, the Company placed the borrower on nonaccrual status.
(7)Base interest rate of 12.0% plus SOFR (SOFR floor of 1.0%) and PIK interest rate of 2.0%. As amended by the forbearance agreement entered into in March 2024, between 20.0% and 80.0% of the monthly cash interest will be paid in kind from December 1, 2023 to June 1, 2024. As of December 1, 2023, the Company placed the borrower on nonaccrual status.
(8)Base interest rate of 12.0% plus SOFR (SOFR floor of 1.0%) and PIK interest rate of 2.0%.
(9)Base interest rate of 5.8% plus U.S. prime rate (U.S. prime rate floor of 5.5%).
(10)Base interest rate of 8.4% plus SOFR (SOFR floor of 5.0%).
(11)Base interest rate of 9.5%.
(12)Base interest rate of 9.0%. Quarterly cash interest is paid in kind from closing to February 1, 2024 and then payable in cash thereafter.
(13)Base interest rate of 8.0% plus SOFR (SOFR floor of 4.5%).
(14)Base interest rate of 8.0% plus SOFR (SOFR floor of 4.5%).
(15)Base interest rate of 15.31% plus SOFR (SOFR floor of 4.0%).
(16)Base interest rate of 13.0%.

Index
5.    LOAN RECEIVABLE HELD AT CARRYING VALUE
As of March 31, 2024 and December 31, 2023, the Company’s portfolio included one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately $2.0 million as of March 31, 2024 and December 31, 2023, respectively.
The following table presents changes in loans receivable as of and for the three months ended March 31, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2023	$2,041,744	$(1,686)	$2,040,058
Loan repayments	—	—	—
Total loan receivable held at carrying value at March 31, 2024	$2,041,744	$(1,686)	$2,040,058
As of March 31, 2024, the Company had one loan receivable held at carrying value on nonaccrual status with an outstanding principal amount of approximately $2.0 million and amortized cost of approximately $2.0 million.
6.    CURRENT EXPECTED CREDIT LOSSES
The Company estimates its current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform the “CECL Reserve” using a model that considers multiple datapoints and methodologies that may include discounted cash flows (“DCF”) and other inputs which may include the risk rating of the loan, how recently the loan was originated compared to the measurement date, and expected prepayment if applicable. Calculation of the CECL Reserve requires loan specific data, which may include fixed charge coverage ratio, loan-to-value, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including but not limited to the expected timing of loan repayments and the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve, which may include (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral. For loans where the Company has deemed the borrower/sponsor to be experiencing financial difficulty, the Company may elect to apply a practical expedient in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a specific CECL allowance.
As of March 31, 2024 and December 31, 2023, the Company’s CECL Reserve for its loans held at carrying value and loan receivable held at carrying value is approximately $31.4 million and $26.4 million, respectively, or 8.71% and 8.71%, respectively, of the Company’s total loans held at carrying value and loan receivable held at carrying value of approximately $359.9 million and $303.3 million, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $31.3 million and $26.3 million, respectively, and a liability for unfunded commitments of approximately $9.1 thousand and $115.5 thousand, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

Index
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loan receivable held at carrying value as of and for the three months ended March 31, 2024 was as follows:

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2023	$26,309,450	$115,473	$26,424,923
Provision for current expected credit losses	5,038,012	(106,338)	4,931,674
Write-offs	—	—	—
Recoveries	—	—	—
Balance at March 31, 2024	$31,347,462	$9,135	$31,356,597
(1)As of March 31, 2024 and December 31, 2023, the CECL Reserve related to outstanding balances on loans held at carrying value and loan receivable held at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)As of March 31, 2024 and December 31, 2023, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.
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
As of March 31, 2024, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value and loan receivable held at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2024	2023	2022	2021	2020	Total
1	$—	$—	$—	$—	$—	$—
2	—	—	—	—	3,604,054	3,604,054
3	79,068,238	27,433,654	54,399,908	102,812,429	—	263,714,229
4	—	—	—	—	—	—
5	—	—	12,763,143	77,771,041	2,040,058	92,574,242
Total	$79,068,238	$27,433,654	$67,163,051	$180,583,470	$5,644,112	$359,892,525

Index
7.    INTEREST RECEIVABLE
The following table summarizes the interest receivable by the Company as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
Interest receivable	$3,788,106	$2,680,188
PIK receivable	414,863	1,009,974
Unused fees receivable	159,305	25,833
Total interest receivable	$4,362,274	$3,715,995
8.    INTEREST RESERVE
At March 31, 2024 and December 31, 2023, the Company had zero loans that included a loan-funded interest reserve. For the three months ended March 31, 2024 and 2023, approximately zero and $3.2 million, respectively, of aggregate interest income was earned and disbursed from the interest reserves.
The following table presents changes in interest reserve as of and for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Beginning reserves	$—	$3,200,944
New reserves	—	1,716,985
Reserves disbursed	—	(3,227,595)
Ending reserves	$—	$1,690,334
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
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions (which may be increased to up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. Upon entering into the Revolving Credit Agreement, the Company incurred a one-time commitment fee expense of approximately $0.5 million, which was included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears, which is included within interest expense in the Company’s unaudited interim consolidated statements of operations. Based on the terms of the Revolving Credit Agreement, the Company’s estimated average cash balance will exceed the minimum balance required to waive the unused line fee and as such, the Company did not incur an unused line fee for the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, outstanding borrowings under the Revolving Credit Facility was $60.0 million and $42.0 million, respectively, and zero and $18.0 million was available for borrowing as of March 31, 2024 and December 31, 2023, respectively.

Index
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
Under the Indenture, the Company is required to cause all of its existing and future subsidiaries to guarantee the 2027 Senior Notes, other than certain immaterial subsidiaries as set forth in the Indenture. TRS1 and SUNS are currently subsidiary guarantors under the Indenture. Following the completion of the Spin-Off, SUNS will no longer be a guarantor under the Indenture.
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
During the three months ended March 31, 2023, the Company repurchased $10.0 million in principal amount of the Company’s 2027 Senior Notes at 77.4% of par value, plus accrued interest. This resulted in a gain on extinguishment of debt of approximately $2.0 million, recorded within the unaudited interim consolidated statements of operations. No repurchases took place during the three months ended March 31, 2024. As of March 31, 2024, the Company had $90.0 million in principal amount of the 2027 Senior Notes outstanding.

Index
The 2027 Senior Notes are due on May 1, 2027. Scheduled principal payments on the 2027 Senior Notes as of March 31, 2024 are as follows:

2027 Senior Notes
Year
2024 (remaining)	$—
2025	—
2026	—
2027	90,000,000
2028	—
Thereafter	—
Total principal	90,000,000
Deferred financing costs included in senior notes	(1,836,860)
Total due senior notes, net	$88,163,140
The following tables reflect a summary of interest expense incurred during the three months ended March 31, 2024 and 2023:

	Three months ended March 31, 2024
	2027 Senior Notes	Revolving Credit Facility	Total Borrowings

Interest expense	$1,293,750	$56,137	$1,349,887
Unused fee expense	—	—	—
Amortization of deferred financing costs	157,332	95,944	253,276
Total interest expense	$1,451,082	$152,081	$1,603,163

	Three months ended March 31, 2023
	2027 Senior Notes	Revolving Credit Facility	Total Borrowings

Interest expense	$1,408,750	$26,667	$1,435,417
Unused fee expense	—	35,833	35,833
Amortization of deferred financing costs	157,652	39,258	196,910
Total interest expense	$1,566,402	$101,758	$1,668,160
10.    COMMITMENTS AND CONTINGENCIES
As of March 31, 2024 and December 31, 2023, the Company had the following commitments to fund various investments:

	As of March 31, 2024	As of December 31, 2023

Total original loan commitments	$500,793,726	$431,239,913
Less: drawn commitments	(486,213,058)	(421,239,913)
Total undrawn commitments	$14,580,668	$10,000,000

Index
The Company from time to time may be a party to litigation in the normal course of business. As of March 31, 2024, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.
On March 17, 2023, the Company appointed Brandon Hetzel to serve as its Chief Financial Officer and Treasurer in place of Brett Kaufman, effective as of such date, with Mr. Kaufman’s employment with AFC Management, LLC, the Company’s external manager (the “Manager”), terminated, effective as of April 17, 2023 (the “Separation Date”). In connection with his termination, Mr. Kaufman received (i) twelve (12) months’ worth of his current base salary, (ii) his annual target bonus, (iii) continued payment by our Manager of 100% of the COBRA premiums for him and his dependents for a period of twelve (12) months following his Separation Date, (iv) accelerated vesting of one (1) additional tranche of each of Mr. Kaufman’s outstanding equity awards, and (v) extension of the exercise period for Mr. Kaufman’s outstanding options until one (1) year following the Separation Date, contingent on Mr. Kaufman executing and not revoking a release of claims in favor of the Company. During the three months ended March 31, 2024 and 2023, the Company recorded approximately zero and $0.7 million in severance expense within general and administrative expenses within the unaudited interim consolidated statements of operations, respectively.
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
11.    SHAREHOLDERS’ EQUITY
Series A Preferred Stock
As of March 31, 2024 and December 31, 2023, the Company has authorized 10,000 preferred shares and issued 125 of the preferred shares designated as 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”).
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

Index
Common Stock
During the three months ended March 31, 2024 and year ended December 31, 2023, the Company did not issue any shares of its common stock, other than awards granted under the Stock Incentive Plan.
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
At-the-Market Offering Program (“ATM Program”)
On April 5, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC and JMP Securities LLC, as Sales Agents, under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $75.0 million. Under the terms of the Sales Agreement, the Company has agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). During the three months ended March 31, 2024 and year ended December 31, 2023, the Company did not sell any shares of the Company’s common stock under the Sales Agreement.
As of March 31, 2024, the shares of common stock sold under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.
Share Repurchase Program
On June 13, 2023, the Company's Board of Directors authorized a share repurchase program providing for the repurchase of up to $20.0 million of the Company's outstanding common stock (the “Repurchase Program”). The timing, price, and volume of repurchases will be based on the Company’s stock price, general market conditions, applicable legal requirements and other factors. The repurchase of the Company’s common stock may be made from time to time in the open market, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934. The Company expects to finance any share repurchases under the Repurchase Program using cash on hand, capacity available under our line of credit and cash flows from operations. The Repurchase Program may be discontinued, modified or suspended at any time. During the three months ended March 31, 2024 and year ended December 31, 2023, the Company did not repurchase any shares of its common stock pursuant to the Repurchase Program.
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
During the first quarter of 2024, the Company’s Board of Directors approved grants of restricted stock to the Company’s directors and officers, as well as employees of the Manager. In January 2024, the Company granted an aggregate of 209,397 shares of restricted stock to certain of our directors, officers and other eligible persons. The restricted stock granted in January 2024 under the 2020 Plan contain vesting periods that vary from immediately vested to vesting over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date. As of March 31, 2024, there were 2,536,289 shares of common stock granted under the 2020 Plan, underlying 2,169,852 options and 366,437 shares of restricted stock.

Index
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
As of March 31, 2024, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2020 Plan (the “Share Limit”) equals 3,202,442 shares, which is an increase of 409,154 shares compared to December 31, 2023. The Share Limit increased pursuant to the Minimum Annual Increase provision in the 2020 Plan. Shares that are subject to or underlie awards that expire or for any reason are cancelled, terminated, forfeited, fail to vest, or for any other reason are not paid or delivered under the 2020 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan.
The following table summarizes the (i) non-vested options granted, (ii) vested options granted, (iii) exercised and (iv) forfeited options granted for the Company’s directors and officers and employees of the Manager as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
Non-vested	161,879	206,304
Vested	2,212,753	2,168,328
Exercised	(5,511)	(5,511)
Forfeited	(200,169)	(200,169)
Balance	2,168,952	2,168,952
The Company uses the Black-Scholes option pricing model to value stock options in determining the stock-based compensation expense. The Company has elected to recognize forfeitures as they occur. Previously recognized compensation expense related to forfeitures are reversed in the period the nonvested awards are forfeited. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield was based on the Company’s expected dividend yield at the grant date. Expected volatility is based on the estimated average volatility of similar companies due to the lack of historical volatilities of the Company’s common stock. Restricted stock grant expense is based on the Company’s stock price at the time of the grant and amortized over the vesting period. The stock-based compensation expense for the Company was approximately $0.5 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

Index
The following table presents the assumptions used in the option pricing model of options granted under the 2020 Plan:

Assumptions	Range
Expected volatility	40% - 50%
Expected dividend yield	10% - 20%
Risk-free interest rate	0.5% - 2.0%
Expected forfeiture rate	0%
The following tables summarize stock option activity as of and during the three months ended March 31, 2024:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2023	2,168,952	$17.74
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2024	2,168,952	$17.74	4.02 years	$—
Exercisable as of March 31, 2024	2,123,596	$17.72	4.01 years	$—
The Company did not grant any options during the three months ended March 31, 2024 and 2023. No options were exercised during the three months ended March 31, 2024 and 2023.
The following table summarizes the non-vested restricted stock (i) granted, (ii) vested and (iii) forfeited for the Company’s directors and officers and employees of the Manager as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
Granted	400,371	190,974
Vested	(99,207)	(38,028)
Forfeited	(33,934)	(33,934)
Balance	267,230	119,012
The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The following tables summarize the restricted stock activity as of and during the three months ended March 31, 2024:

	Number of shares of restricted stock	Weighted-average grant date fair value
Balance as of December 31, 2023	119,012	$16.06
Granted	209,397	11.70
Vested	(61,179)	14.53
Forfeited	—	—
Balance as of March 31, 2024	267,230	$13.00
The total fair value of shares vested during the three months ended March 31, 2024 was approximately $0.7 million. During the three months ended March 31, 2023, 3,211 shares of restricted stock vested with a weighted-average grant date fair value of $15.57. The total fair value of shares vested during the three months ended March 31, 2023 was approximately $50.0 thousand.
As of March 31, 2024, there was approximately $3.1 million of total unrecognized compensation cost related to non-vested restricted stock and stock option awards. That cost is expected to be recognized over a weighted-average period of 2.36 years.

Index
12.    EARNINGS PER SHARE
The following information sets forth the computations of basic and diluted weighted average (loss) earnings per common share for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Net (loss) income attributable to common shareholders	$(54,116)	$10,025,274
Dividends paid on unvested restricted stock	(57,126)	(35,472)
Net (loss) income attributable to common shareholders	(111,242)	9,989,802
Divided by:
Basic weighted average shares of common stock outstanding	20,393,875	20,303,797
Weighted average unvested restricted stock and dilutive stock options	11,312	185,366
Diluted weighted average shares of common stock outstanding	20,405,187	20,489,163
Basic weighted average (loss) earnings per common share	$(0.01)	$0.49
Diluted weighted average (loss) earnings per common share	$(0.01)	$0.49
Diluted EPS was computed using the treasury stock method for stock options and restricted stock. Diluted weighted average (loss) earnings per common share excluded 2,240,089 and 2,280,372 weighted average unvested restricted stock and stock options due to anti-dilutive effect for the three months ended March 31, 2024 and 2023, respectively.
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
The income tax provision for the Company was approximately $0.2 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. The income tax expense for the three months ended March 31, 2024 and 2023 primarily related to activities of the Company’s taxable REIT subsidiary.
The income tax provision for the Company and TRS1 consisted of the following for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Current(1)	$158,360	$174,832
Deferred	—	—
Excise tax	—	270
Total income tax expense, including excise tax	$158,360	$175,102
(1)During the three months ended March 31, 2024, the Company incurred federal taxes of approximately $105.3 thousand and state and local taxes of approximately $53.1 thousand. During the three months ended March 31, 2023, the Company incurred federal taxes of approximately $131.5 thousand and state and local taxes of approximately $43.3 thousand.

Index
For the three months ended March 31, 2024 and 2023, the Company incurred no expense for United States federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
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
The following tables present fair value measurements of loans held at fair value as of March 31, 2024 and December 31, 2023:

	Fair Value Measurement as of March 31, 2024
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$54,977,282	$—	$—	$54,977,282
Total	$54,977,282	$—	$—	$54,977,282

	Fair Value Measurement as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$61,720,705	$—	$—	$61,720,705
Total	$61,720,705	$—	$—	$61,720,705
The following table presents changes in loans that use Level 3 inputs as of and for the three months ended March 31, 2024:

Three months ended March 31, 2024
Total loans using Level 3 inputs at December 31, 2023	$61,720,705
Change in unrealized gains (losses) on loans at fair value, net	(3,613,693)
Loan repayments	(4,003,945)
Accretion of original issue discount	128,384
PIK interest	745,831
Total loans using Level 3 inputs at March 31, 2024	$54,977,282
The change in unrealized losses included in the unaudited interim consolidated statements of operations attributable to loans held at fair value, categorized as Level 3, held as of March 31, 2024 is $(3,613,693).

Index
The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of March 31, 2024 and December 31, 2023. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of March 31, 2024
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loans	$39,435,412	Recovery analysis	Recovery rate	75.50% - 83.10%	79.30%
Senior term loans	15,541,870	Market approach	Revenue multiple	0.75x - 1.00x	0.88x
Total investments	$54,977,282

	As of December 31, 2023
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loans	$47,627,845	Recovery analysis	Recovery rate	86.10% - 92.40%	89.25%
Senior term loans	14,092,860	Market approach	Revenue multiple	0.50x - 0.70x	0.60x
Total investments	$61,720,705
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
Fair Value of Financial Instruments
GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheets, for which it is practicable to estimate that value.
The following table details the book value and fair value of the Company’s financial instruments not recognized at fair value in the unaudited interim consolidated balance sheets as of March 31, 2024:

	As of March 31, 2024
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$82,298,440	$82,298,440
Loans held for investment at carrying value	$357,852,467	$329,881,425
Loan receivable held at carrying value	$2,040,058	$510,436
Financial liabilities:
Senior notes payable, net	$88,163,140	$79,031,250

Index
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
The Incentive Compensation for the three months ended March 31, 2024 and 2023, was approximately $2.5 million and $2.8 million, respectively.
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
The following table summarizes the related party costs incurred by the Company for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Affiliate Costs
Management fees	$1,346,138	$1,347,685
Less: outside fees earned	(374,803)	(478,645)
Base management fees	971,335	869,040
Incentive fees earned	2,491,427	2,835,179
General and administrative expenses reimbursable to Manager	782,319	1,086,027
Total	$4,245,081	$4,790,246
Amounts payable to the Manager as of March 31, 2024 and December 31, 2023 were approximately $4.4 million and $5.0 million, respectively.

Index
The Manager is a wholly-owned subsidiary of Castleground Holdings LLC (f/k/a Advanced Flower Capital Management, LLC) (the “Parent Manager”). Leonard Tannenbaum, Executive Chairman of the Board and Chief Investment Officer, owns 75.0% of the outstanding equity of the Parent Manager. Similarly, Robyn Tannenbaum, President, Bernard Berman, a member of the Company’s Investment Committee, and Daniel Neville, Chief Executive Officer, currently own 10.0%, 3.0% and 1.6%, respectively, of the Parent Manager.
Due to Affiliate
Amounts due to an affiliate of the Company as of March 31, 2024 and December 31, 2023 were approximately $19.8 thousand and $16.4 thousand, respectively.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the Manager or its affiliates, including the Manager, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. Additionally, our Manager or its affiliates, including AFC Agent LLC (“AFC Agent”), may from time to time serve as administrative agent to the lenders under our co-investments. As of March 31, 2024, there were five co-invested loans held by the Company and affiliates of the Company.
16.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the three months ended March 31, 2024 and 2023:

	Record Date	Payment Date	Common Share Distribution Amount	Aggregate Amount Paid

Regular cash dividend	3/31/2023	4/14/2023	$0.56	$11,473,971
2023 Period Subtotal			$0.56	$11,473,971
Regular cash dividend	3/31/2024	4/15/2024	$0.48	$9,920,205
2024 Period Subtotal			$0.48	$9,920,205
17.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. There were no material subsequent events, other than those described below, that required disclosure in these unaudited interim consolidated financial statements.
In April 2024, the Company received approximately $8.1 million prepayment from Private Company L’s sale of certain collateral assets and $0.2 million prepayment premium.
In April 2024, the co-agents under the credit facility with Subsidiary of Public Company H delivered a reservation of rights letter to the borrower citing certain defaults, including a breach of the minimum cash covenants as of March 31, 2024. The borrower has since failed to make the interest payment for the month ending April 30, 2024 that was due May 1, 2024, and which was subject to a five business day grace period. The lenders are evaluating the best course of action to protect their interests and pursue their rights and remedies under the credit facility.

Index
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”), filed by AFC Gamma, Inc. (the “Company,” “we,” “us,” and “our”), and the information incorporated by reference in it, or made in other reports, filings with the SEC, press releases contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. Some of the statements contained in this Quarterly Report, other than statements of current or historical facts, are forward-looking statements and are based on our current intent, belief, expectations and views of future events. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results or performance, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “could,” “would,” “will,” “can,” “continuing,” “may,” “aim,” “intend,” “ongoing,” “plan,” “predict,” “potential,” “should,” “seeks,” “likely to” or words or phrases of similar meaning. Specifically, this Quarterly Report includes forward-looking statements regarding (i) the conditions in the adult-use and medicinal cannabis markets and their impact on our business; (ii) our portfolio and strategies for the growth thereof; (iii) our working capital, liquidity and capital requirements; (iv) potential state and federal legislative and regulatory matters; (v) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements and/or those of our borrowers; (vi) our expectations regarding our portfolio companies and their businesses, including demand, sales volume, profitability, and future growth; (vii) the amount, collectability and timing of cash flows, if any, from our loans; (viii) our expected ranges of originations and repayments; (ix) estimates relating to our ability to make distributions to our shareholders in the future; and (x) our expanded investment strategy.
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

Index
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
Please see the section entitled “Risk Factors” located in our Annual Report on Form 10-K, filed with the SEC on March 7, 2024, for a further discussion of these and other risks and uncertainties which could affect our future results. These forward-looking statements apply only as of the date of this report and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in SEC filings or otherwise.
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

Index
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

Index
Spin-Off
On February 22, 2024, we announced that our Board unanimously approved a plan to spin-off (the “Spin-Off”) our wholly-owned subsidiary, SUNS, which holds our commercial real estate (“CRE”) portfolio into an independent, publicly traded REIT.
The separation and the resulting Spin-Off is expected to be implemented in two steps. First, we expect to contribute, and SUNS expects to accept and assume, all of the assets, liabilities and business related to our CRE lending business not related to our business of structuring, underwriting, origination and investing in loans to and debt securities of cannabis industry operators, as currently conducted by SUNS, including the operations, properties, services and activities of such business (the “Contribution”), to the extent such assets, liabilities and business are not already held at SUNS. Then, we plan to distribute all of the outstanding shares of SUNS common stock (“SUNS Common Stock”) on the distribution date to our stockholders as of the record date on a pro rata basis. We and SUNS expect that $115 million of assets in the aggregate, in a combination of loans and cash, will either be contributed to SUNS in the Contribution or be held by SUNS immediately following the Contribution. Following the distribution, we and SUNS expect the SUNS Common Stock to be listed on the Nasdaq Capital Market. SUNS has filed a registration statement on Form 10, which is not effective, with the Securities and Exchange Commission which provides additional details about the Spin-Off. This quarterly report shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of these securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.
During the three months ended March 31, 2024, we incurred approximately $0.5 million related to spin-off costs recorded within professional fees in the unaudited interim consolidated statements of operations.
Pursuant to the amendment to our Management Agreement entered into in February 2024, upon the completion of the Spin-Off, we plan to focus on our investments in first and second lien loans, typically secured by mortgages and other security interests, to cannabis operators in states that have legalized medical and/or adult use cannabis. Pursuant to such amendment, upon the completion of the Spin-Off, the investment guidelines will be amended such that loans and investments made in respect of (x) first lien or second lien loans secured by mortgages or mezzanine loans to commercial real estate owners, operators and related businesses and (y) the ownership of non-cannabis related commercial real estate assets, were removed and are no longer permitted by the investment guidelines.
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
Developments During the First Quarter March 31, 2024:
Updates to Our Loan Portfolio During the First Quarter March 31, 2024
In January 2024, the Company and an affiliate purchased an aggregate of approximately $56.4 million in loan commitments in a secured mezzanine loan facility, CRE Private Company A, of which approximately $28.2 million has been funded by us and another approximately $28.2 million has been funded by an affiliate. The Company and the affiliate are each 50.0% syndicate lenders in the secured mezzanine loan facility. Approximately $16.9 million was established as reserves, for the payment of interest and other costs and expenses, which is fully funded and held by the Agent on the loan. The lenders have a right to convert the mezzanine loan to a first priority mortgage loan after the repayment of the existing senior loan and subject to certain other terms and conditions. The secured mezzanine loan bears interest at an annual rate of Secured Overnight Financing Rate (“SOFR”) plus a 15.31% spread, subject to a SOFR floor of 2.42%. At the end of February 2024, the Company and the affiliate entered into an amendment to the secured mezzanine loan, which among other things, (1) extended the maturity date to May 31, 2024 and (2) amended the SOFR floor from 2.42% to 4.00%. Pursuant to the amendment, the Company and the affiliate received an extension fee of approximately $0.1 million each, respectively.

Index
In January 2024, the Company and an affiliate entered into a secured mezzanine loan facility with CRE Private Company B consisting of an aggregate of approximately $56.4 million in loan commitments, of which approximately $20.7 million of principal was funded by us as a result of our participation interest in the loan and another approximately $20.7 million of principal was funded by the affiliate. The secured mezzanine loan commitments were issued by us and the affiliate at a discount of 1.0% for a net funding amount of approximately $20.4 million each. The $56.4 million of total commitments includes $15.0 million of unfunded commitments which was established to be drawn to pay interest on the secured mezzanine loan, of which we are responsible for $7.5 million. The $15.0 million of unfunded commitments are anticipated to be drawn over the life of the loan. The Company and the affiliate are each 50.0% syndicate lenders in the secured mezzanine loan facility. The secured mezzanine loan bears interest at an annual fixed rate of 13.00% and matures in May 2027, which the borrower may extend, at its option and subject to meeting certain terms and conditions, to May 2028. The mezzanine loan facility is secured by a security interest in all of the equity interests held by the borrower in its wholly-owned subsidiary.
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
In January 2024, we delivered a reservation of rights letter to Private Company K with respect to the occurrence of certain events of default, including the failure to make principal and interest payments when due and deliver monthly statements as required under the credit agreement with Private Company K. In March 2024, we entered into a forbearance agreement with Private Company K, pursuant to which we agreed to forbear from exercising certain remedies as a result of the certain defaults under the credit agreement. In exchange for such forbearance, Private Company K agreed to, among others, (i) additional reporting requirements and (ii) contribute additional cash equity in an aggregate amount of up to $5.5 million in increments on or before August 31, 2024 or obtain a combination of additional equity and debt financing in an aggregate amount of up to $8.5 million in increments on or before August 31, 2024, certain of the proceeds of which shall be applied to the outstanding obligations under the credit agreement. The existing credit agreement was amended by the forbearance agreement entered into with Private Company K to require (a) 20% of the interest payable for December 2023 and January 2024 to be payable in cash in arrears and 80% paid in kind, (b) 35% of the interest payable for February 2024 to be payable in cash in arrears and 65% to be paid in kind, (c) 50% of the interest payable for March 2024, April 2024 and May 2024 to be payable in cash in arrears and 50% to be paid in kind, (d) interest for the remainder of the months during the term of the forbearance agreement to be payable in cash in arrears and (e) payments of principal during the term of the forbearance to be deferred during the term of the forbearance agreement. We placed Private Company K on nonaccrual status effective December 1, 2023 and will recognize income related to loan activity only upon receipt of cash. During the three months ended March 31, 2024, we recognized approximately $0.1 million of interest income related to this loan. As of March 31, 2024, our outstanding principal balance was approximately $13.4 million, which is fully funded.
On February 22, 2024, we announced that our Board unanimously approved a plan to spin-off our commercial real estate portfolio into an independent, publicly traded REIT, named Sunrise Realty Trust, Inc. See “—Spin-off” above.
During the three months ended March 31, 2024, AFC Agent received approximately $4.7 million in total loan principal prepayments and $0.1 million in related exit fees from Private Company A’s sale of its collateral assets, of which approximately $4.0 million in principal prepayments and $0.1 million in related exit fees were allocated to us relating to our pro rata portion of the Private Company A Credit Facility and was applied to the outstanding principal balance. Effective March 1, 2024, we placed Private Company A on nonaccrual status. As of March 31, 2024, our outstanding principal balance under the Private Company A Credit Facility was approximately $49.7 million, which is fully funded. AFC Agent continues to monitor the court-appointed receivership installed to maintain the borrower’s operations and maximize value for the benefit of its creditors.

Index
In March 2024, we entered into a forbearance agreement with Subsidiary of Private Company G, pursuant to which we agreed to forbear from exercising certain remedies as a result of certain events of default under the credit agreement and under the forbearance agreement entered into with Subsidiary of Private Company G in September 2023. In exchange for such forbearance, Subsidiary of Private Company G agreed to, among other things, (i) contribute additional cash equity in an aggregate amount of not less than $3.0 million before April 30, 2024, (ii) sell certain assets, the proceeds of which will be applied to pay down outstanding obligations under the credit agreement, (iii) enter into a management services agreement with a third party with respect to Subsidiary of Private Company G’s operations in Pennsylvania, (iv) enter into a consulting or similar agreement with a third party with respect to Subsidiary of Private Company G’s operations in New Jersey, and (v) deliver additional reporting requirements. In addition, the existing credit agreement was amended by the forbearance agreement entered into with Subsidiary of Private Company G to, for the remaining life of the loan (so long as Subsidiary of Private Company G complies with its obligations under the forbearance agreement), (a) remove the financial covenants, (b) revise the existing cash flow sweep such that 75% of excess cash flow is paid toward current interest, accrued interest, lender expenses and principal, (c) change the interest rate on the loans to 12.5% per annum, a minimum portion of which is payable in cash pursuant to the excess cash flow sweep, and the remainder of which, if any, is paid in kind, and (d) remove required amortization payments. We placed Subsidiary of Private Company G on nonaccrual effective December 1, 2023 and will recognize income related to loan activity only upon receipt of cash. During the three months ended March 31, 2024, we recognized approximately $0.7 million of interest income related to this loan. As of March 31, 2024, our outstanding principal balance was approximately $79.2 million, which is fully funded.
In March 2024, TRS1 sold $6.0 million of our investment in Subsidiary of Public Company M, which was purchased at a blended weighted-average discount of 91.3% and sold for 94.3% of face value, resulting in a realized loss of approximately $(0.1) million.
In March 2024, we were repaid on all outstanding principal under the loan to Private Company I, which was previously placed on nonaccrual status, effective May 1, 2023. In addition to the repayment of the outstanding principal amount of approximately $3.8 million, we also received and recognized past due cash interest of approximately $0.7 million during the three months ended March 31, 2024.
In March 2024, we entered into two senior secured credit facilities with Private Company N totaling $34.0 million, which were fully funded at closing. The loans are bifurcated between Private Company N Real Estate and Private Company N Non-Real Estate with commitments of $16.8 million and $17.2 million, respectively, and were originated at a discount of 4.0%, for a net funded amount of approximately $16.1 million and $16.5 million, respectively. The loans each bear interest at an annual rate of SOFR plus 8.0%, subject to a SOFR floor of 4.5%, and mature on April 1, 2028.
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
During the three months ended March 31, 2024, we did not sell any shares of our common stock under the Sales Agreement.
Share Repurchase Program
On June 13, 2023, our Board authorized the Repurchase Program. The timing, price, and volume of repurchases will be based on our stock price, general market conditions, applicable legal requirements and other factors. The repurchase of our common stock may be made from time to time in the open market, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act. We expect to finance any share repurchases under the Repurchase Program using cash on hand, capacity available under our line of credit and cash flows from operations. The Repurchase Program is authorized until December 31, 2025 and may be discontinued, modified or suspended at any time. During the three months ended March 31, 2024, we did not repurchase any shares of our common stock pursuant to the Repurchase Program.

Index
Dividends Declared Per Share
For the three months ended March 31, 2024 and 2023, we paid the following cash dividends:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Date Paid	Amount per Share	Aggregate Amount Paid
March 2, 2023	March 31, 2023	April 14, 2023	$0.56	$11.5 million
2023 Period Subtotal			$0.56	$11.5 million
March 4, 2024	March 31, 2024	April 15, 2024	$0.48	$9.9	million
2024 Period Subtotal			$0.48	$9.9	million
Recent Developments
In April 2024, we received approximately $8.1 million prepayment from Private Company L’s sale of certain collateral assets and $0.2 million prepayment premium.
In April 2024, the co-agents under the credit facility with Subsidiary of Public Company H delivered a reservation of rights letter to the borrower citing certain defaults, including a breach of the minimum cash covenants as of March 31, 2024. The borrower has since failed to make the interest payment for the month ending April 30, 2024 that was due May 1, 2024, and which was subject to a five business day grace period. The lenders are evaluating the best course of action to protect their interests and pursue their rights and remedies under the credit facility.
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
The following table provides a reconciliation of GAAP net (loss) income to Distributable Earnings:

	Three months ended March 31,
	2024	2023
Net (loss) income	$(54,116)	$10,025,274
Adjustments to net (loss) income:
Stock-based compensation expense	543,222	280,578
Depreciation and amortization	—	—
Unrealized (gains) losses, or other non-cash items	3,613,693	1,477,691
Increase (decrease) in provision for current expected credit losses	4,931,674	702,426
TRS (income) loss, net of dividends	931,233	(866,204)
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—
Distributable earnings	$9,965,706	$11,619,765
Basic weighted average shares of common stock outstanding (in shares)	20,393,875	20,303,797
Distributable earnings per basic weighted average share	$0.49	$0.57
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our common stock as of March 31, 2024 and December 31, 2023 was approximately $15.03 and $15.64, respectively.
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
Results of Operations for the three months ended March 31, 2024 and 2023
Our net (loss) allocable to our common shareholders for the three months ended March 31, 2024, was approximately $(0.1) million, or $(0.01) per basic weighted average common share, compared to net income allocable to our common shareholders of approximately $10.0 million, or $0.49 per basic weighted average common share for the three months ended March 31, 2023.

Index
Interest income decreased approximately $(2.1) million, or (11.6)%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This decrease was driven by lower interest income of approximately ($3.2) million driven by Subsidiary of Private Company G on nonaccrual status in the first quarter of 2024, lower unused fees of approximately ($0.2) million driven by less unfunded commitments, partially offset by higher fee income recognized of approximately $0.5 million and higher OID income of approximately $0.7 million due to acceleration of unaccreted OID on loan repayments during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, respectively.
Interest expense decreased approximately $(0.1) million, or (3.9)%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease was primarily due to lower interest incurred on the 2027 Senior Notes due to a weighted average decrease in the 2027 Senior Notes principal outstanding of approximately $(7.6) million, or (7.7)%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This relates to the repurchase of $10.0 million of our 2027 Senior Notes during the three months ended March 31, 2023. No repurchases took place during the same period in 2024.
Management fees increased approximately $0.1 million, or 11.8%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Incentive fees decreased approximately $(0.3) million, or (12.1)%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, driven by lower Core Earnings (as defined in the Management Agreement).
General and administrative expenses decreased approximately $(1.0) million, or (47.5)%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This decrease was primarily due to severance expense incurred during the three months ended March 31, 2023 attributable to the departure of our former Chief Financial Officer of approximately $0.7 million. No severance expense was incurred during the three months ended March 31, 2024.
Stock-based compensation increased approximately $0.3 million, or 93.6%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This was driven by additional equity awards granted in January 2024.
Professional fees increased approximately $0.5 million, or 127.3%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This was driven by approximately $0.5 million of spin-off costs incurred during the three months ended March 31, 2024. No spin-off costs were incurred during the three months ended March 31, 2023.
The net change in realized gains (losses) on investments for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was approximately $(0.1) million, driven by the change in realized losses relating to separate sales of our investment in Subsidiary of Public Company M during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.
Investments in loans held at fair value are recorded on the trade date at cost, which reflects the amount of principal funded net of any original issue discounts. An unrealized gain arises when the fair value of the loan portfolio exceeds its cost and an unrealized loss arises when the fair value of the loan portfolio is less than its cost. The net change in unrealized gain (loss) of approximately $(3.6) million and $(1.5) million for the three months ended March 31, 2024 and 2023, respectively, was mainly driven by the net change in the valuation of the loans, which was impacted by changes in market yields, revenue multiples, and recovery rates.
The gain (loss) on extinguishment of debt was zero and approximately $2.0 million for the three months ended March 31, 2024 and 2023, respectively, as a result of the repurchase of $10.0 million of our 2027 Senior Notes during the three months ended March 31, 2023. No repurchases took place during the same period in 2024.

Index
Provision for Current Expected Credit Losses
The provision for current expected credit losses increased approximately $4.2 million, or 602.1%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The balance as of March 31, 2024 was approximately $31.4 million, or 8.71%, of our total loans held at carrying value and loan receivable held at carrying value balance of approximately $359.9 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $31.3 million and (ii) a liability for unfunded commitments of approximately $9.1 thousand. The balance as of March 31, 2023 was approximately $15.0 million, or 5.40%, of our total loans held at carrying value and loan receivable held at carrying value balance of approximately $277.4 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $14.4 million and (ii) a liability for unfunded commitments of approximately $0.6 million. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan. The change in the provision for current expected credit losses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to changes in macroeconomic factors, changes to the loan portfolio including new commitments and repayments, borrower payment status, and changes in other data points we use in estimating the reserve.
Loan Portfolio
The below table summarizes our total loan portfolio as of March 31, 2024, unless otherwise specified. Borrower names have been kept confidential due to confidentiality agreement obligations.

Loan Names	Original Funding Date(1)	Loan Maturity	AFCG Loan, net of Syndication	% of Total AFCG	Principal Balance as of 3/31/2024	Cash Interest Rate	PIK	Fixed/ Floating	Amortization During Term	YTM (2)(3)
Public Co. A - Equipment Loans(4)	8/5/2019	3/31/2025	$4,000,000	0.8%	$2,041,744	12.0%	N/A	Fixed	Yes	9%
Private Co. A(5)	5/8/2020	5/8/2024	77,785,000	15.5%	49,729,397	13.0%	2.7%	Fixed	No	26%
Private Co. B(6)	9/10/2020	9/1/2023	16,402,988	3.3%	18,895,891	14.7%	4.0%	Fixed	No	29%
Private Co. C	11/5/2020	12/1/2025	24,000,000	4.8%	3,656,235	17.5%	2.0%	Floating	Yes	26%
Sub of Private Co. G(7)	4/30/2021	5/1/2026	73,500,000	14.7%	79,215,888	12.5%	N/A	Fixed	No	20%
Private Co. J	8/30/2021	9/1/2025	23,000,000	4.6%	21,228,511	17.3%	2.0%	Floating	Yes	25%
Private Co. K(8)	4/28/2022	5/3/2027	13,229,626	2.6%	13,445,762	17.3%	2.0%	Floating	Yes	26%
Private Co. L	4/20/2022	5/1/2026	51,640,777	10.3%	44,332,375	13.7%	N/A	Floating	Yes	19%
Sub of Public Co. H	12/16/2021	1/1/2026	84,000,000	16.8%	84,000,000	14.3%	N/A	Floating	No	19%
Sub of Public Co. M	8/26/2022	8/27/2025	12,822,000	2.6%	12,822,000	9.5%	N/A	Fixed	No	19%
Private Co. M(9)	7/31/2023	7/31/2026	30,000,000	6.0%	31,158,023	9.0%	N/A	Fixed	Yes	18%
Private Co. N - Real Estate	3/22/2024	4/1/2028	16,800,000	3.4%	16,800,000	13.3%	N/A	Floating	Yes	16%
Private Co. N - Non-Real Estate	3/22/2024	4/1/2028	17,200,000	3.4%	17,200,000	13.3%	N/A	Floating	Yes	16%
CRE Private Co. A	1/4/2024	5/31/2024	28,224,559	5.6%	25,779,522	20.6%	N/A	Floating	No	25%
CRE Private Co. B	1/31/2024	5/12/2027	28,188,776	5.6%	20,916,510	13.0%	N/A	Fixed	No	14%
		Subtotal(10)	$500,793,726	100.0%	$441,221,858	13.7%	0.6%			20%
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

Index
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of March 31, 2024 applied through maturity. Actual results could differ from those estimates and assumptions.
(3)Estimated YTM for the loan with Private Company A is enhanced by purchase discounts attributed to the fair value of equity warrants that were separated from the loan prior to our acquisition of such loan. The purchase discounts accrete to income over the respective remaining terms of the applicable loan.
(4)As of October 1, 2022, Public Company A equipment loan receivable was placed on nonaccrual status.
(5)Cash interest and PIK interest rates for Private Company A represent a blended rate of differing cash interest and PIK interest rates applicable to each of the tranches to which the Company is a lender under the senior secured term loan credit facility with Private Company A (as may be amended, restated, and supplemented or otherwise modified from time to time, the “Private Company A Credit Facility”). In October 2023, AFC Agent delivered a notice of default to Private Company A based on certain financial and other covenant defaults and began charging additional default interest of 5.0%, beginning as of July 1, 2023, in accordance with the terms of the Private Company A Credit Facility. Effective March 1, 2024, Private Company A was placed on nonaccrual status.
(6)Cash interest and PIK interest rates for Private Co. B are weighted average rates. As amended by the forbearance and modification agreement entered into with Private Company B in February 2023, the default interest rate of 4.0% is applicable from January 15, 2023 and is paid in kind.
(7)Effective March 2024, pursuant to the forbearance agreement with Subsidiary of Private Company G, Subsidiary of Private Company G transitioned from a floating interest rate tied to U.S. prime rate to a fixed interest rate. Effective December 1, 2023, the Company placed the borrower on nonaccrual status.
(8)As amended by the forbearance agreement entered into in March 2024, between 20.0% and 80.0% of the monthly cash interest will be paid in kind from December 1, 2023 to June 1, 2024. As of December 1, 2023, the Company placed the borrower on nonaccrual status.
(9)Quarterly cash interest is paid in kind from closing to February 1, 2024 and then payable in cash thereafter.
(10)The interest and PIK subtotal rates are weighted average rates.
Loans Held for Investment at Fair Value
As of March 31, 2024 and December 31, 2023, our portfolio included two loans held at fair value. The aggregate originated commitment under these loans was approximately $94.2 million and $94.2 million, respectively, and outstanding principal was approximately $68.6 million and $71.9 million as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024, we received approximately $4.0 million of principal repayments of loans held at fair value. As of March 31, 2024 and December 31, 2023, none of our loans held at fair value had floating interest rates.
The following tables summarize our loans held at fair value as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)(4)

Senior term loans	$54,977,282	$68,514,273	$68,625,288	0.1
Total loans held at fair value	$54,977,282	$68,514,273	$68,625,288	0.1

Index

	As of December 31, 2023
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loans	$61,720,705	$71,644,003	$71,883,402	0.4
Total loans held at fair value	$61,720,705	$71,644,003	$71,883,402	0.4
(1)Refer to Note 14 to our unaudited interim consolidated financial statements titled “Fair Value”.
(2)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(3)Weighted average remaining life is calculated based on the fair value of the loans as of March 31, 2024 and December 31, 2023.
(4)As of March 31, 2024 and December 31, 2023, the weighted average remaining life only reflects the remaining life of the Private Company A Credit Facility.
The following table presents changes in loans held at fair value as of and for the three months ended March 31, 2024:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2023	$71,883,402	$(239,399)	$(9,923,298)	$61,720,705
Change in unrealized gains (losses) on loans at fair value, net	—	—	(3,613,693)	(3,613,693)
Accretion of original issue discount	—	128,384	—	128,384
Loan repayments	(4,003,945)	—	—	(4,003,945)
PIK interest	745,831	—	—	745,831
Total loans held at fair value at March 31, 2024	$68,625,288	$(111,015)	$(13,536,991)	$54,977,282
Loans Held for Investment at Carrying Value
As of March 31, 2024 and December 31, 2023, our portfolio included twelve and nine loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $402.6 million and $333.1 million, respectively, and outstanding principal was approximately $370.6 million and $314.4 million, respectively, as of March 31, 2024 and December 31, 2023. During the three months ended March 31, 2024, we funded approximately $85.8 million of new loans and additional principal, had approximately $24.5 million of principal repayments of loans held at carrying value and sold $6.0 million of our investment in Subsidiary of Public Company M. As of March 31, 2024 and December 31, 2023, approximately 61% and 84%, respectively, of our loans held at carrying value had floating interest rates. As of March 31, 2024, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 3.7% and quoted at 5.3% and U.S. prime rate subject to a weighted average floor of 5.4% and quoted at 8.5%.

Index
The following tables summarize our loans held at carrying value as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$323,858,794	$(12,434,565)	$311,424,229	2.2
Subordinate debt	46,696,032	(267,794)	46,428,238	1.5
Total loans held at carrying value	$370,554,826	$(12,702,359)	$357,852,467	2.1

	As of December 31, 2023
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$314,376,929	$(13,111,531)	$301,265,398	2.2
Total loans held at carrying value	$314,376,929	$(13,111,531)	$301,265,398	2.2
(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of March 31, 2024 and December 31, 2023.
The following table presents changes in loans held at carrying value as of and for the three months ended March 31, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2023	$314,376,929	$(13,111,531)	$301,265,398
New fundings	85,832,667	(1,641,888)	84,190,779
Accretion of original issue discount	—	1,799,398	1,799,398
Loan repayments	(23,290,973)	—	(23,290,973)
Sale of loans	(6,000,000)	251,662	(5,748,338)
PIK interest	855,156	—	855,156
Loan amortization payments	(1,218,953)	—	(1,218,953)
Total loans held at carrying value at March 31, 2024	$370,554,826	$(12,702,359)	$357,852,467

Index
Loan Receivable Held at Carrying Value
As of March 31, 2024 and December 31, 2023, our portfolio included one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately $2.0 million as of March 31, 2024 and December 31, 2023, respectively.
The following table presents changes in loans receivable as of and for the three months ended March 31, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2023	$2,041,744	$(1,686)	$2,040,058
Loan repayments	—	—	—
Total loan receivable held at carrying value at March 31, 2024	$2,041,744	$(1,686)	$2,040,058
Collateral Overview
Our loans are secured by various types of assets of our borrowers, including real property and certain personal property, such as the value associated with licenses (where applicable), equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.
With respect to our loans to cannabis operators, we do not have liens on cannabis inventory and are generally restricted from taking ownership of state licenses by current statutory prohibitions and exchange listing standards. The documents governing our loans also include a variety of provisions intended to provide remedies against the value associated with licenses. For example, some loan documents require a grant of a security interest in all property of the entities holding licenses to the extent not prohibited by applicable law or regulations (or requiring regulatory approval), equity pledges of entities holding licenses, receivership remedies and/or other remedies to secure the value associated with the borrowers’ licenses. Upon default of a loan, we may seek to sell the loan to a third party or have an affiliate or a third party work with the borrower to have the borrower sell collateral securing the loan to a third party or institute a foreclosure proceeding to have such collateral sold, in each case, to generate funds towards the payoff of the loan. While we believe that the appraised value of any real estate assets or other collateral securing our loans may impact the amount of the recovery in each such scenario, the amount of any such recovery from the sale of such real estate or other collateral may be less than the appraised value of such collateral and the sale of such collateral may not be sufficient to pay off the remaining balance on the defaulted loan. Becoming the holder of a license through foreclosure or otherwise, the sale of a license or other realization of the value of licenses requires the approval of regulatory authorities. As of March 31, 2024, our portfolio of assets held outside of TRS1 had a weighted average real estate collateral coverage of approximately 1.0 times our aggregate committed principal amount of such loans, with the real estate collateral coverage for each of our loans measured as of the time of closing for such loan and based on various sources of data available at such time. We calculate our weighted average real estate collateral coverage by estimating the underlying value of our real estate collateral based on various objective and subjective factors, including, without limitation, third-party appraisals, total cost basis of the subject property and/or our own internal estimates.

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
Our net cash provided by operating activities for the three months ended March 31, 2024 of approximately $6.4 million was less than our dividend payments of $9.8 million made during the same period due to earned OID of $1.9 million and PIK repayments of $0.5 million related to the repayment from Private Company I during such period. OID relates to cash withheld by the Company upon funding of its investments and is included under the ‘Supplemental disclosure of non-cash activity’ on the Consolidated Statements of Cash Flows.
As of March 31, 2024 and December 31, 2023, all of our cash was unrestricted and totaled approximately $82.3 million and $121.6 million, respectively.
As of March 31, 2024, we believe that our cash on hand, capacity available under our line of credit and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
Capital Markets
Our Shelf Registration Statement became effective on April 18, 2022, allowing us to sell, from time to time in one or more offerings, up to $1.0 billion of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock or preferred stock. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We may also access liquidity through our ATM Program, which was established in April 2022, pursuant to which we may sell, from time to time, up to $75.0 million of our common stock. During the three months ended March 31, 2024 and year ended December 31, 2023, we did not sell any shares of our common stock under the Sales Agreement.

Index
On June 13, 2023, our Board authorized the Repurchase Program. The timing, price, and volume of repurchases will be based on our stock price, general market conditions, applicable legal requirements and other factors. The repurchase of our common stock may be made from time to time in the open market, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act. We expect to finance any share repurchases under the Repurchase Program using cash on hand, capacity available under our line of credit and cash flows from operations. The Repurchase Program may be discontinued, modified or suspended at any time. During the three months ended March 31, 2024 and year ended December 31, 2023, the Company did not repurchase any shares of its common stock pursuant to the Repurchase Program.
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
Revolving Credit Facility
On April 29, 2022, we entered into a Revolving Credit Agreement by and among us, the other loan parties from time to time party thereto, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto, pursuant to which, we obtained a $60.0 million senior secured revolving credit facility. As of March 31, 2024, we had $60.0 million of borrowings outstanding and zero availability under our Revolving Credit Agreement, which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by us and subject to the satisfaction of other conditions provided under the Revolving Credit Facility.
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions, which may be increased to up to $100.0 million in aggregate (subject to available borrowing base and additional commitments), and contains a maturity date of April 29, 2025. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. Upon entering into the Revolving Credit Agreement, we incurred a one-time commitment fee expense of approximately $0.5 million, which is amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears, which is included within interest expense in our unaudited interim consolidated statements of operations. Based on the terms of the Revolving Credit Agreement, our estimated average cash balance will exceed the minimum balance required to waive the unused line fee and as such, we did not incur an unused line fee for the three months ended March 31, 2024.
Our obligations under the Revolving Credit Facility are secured by certain assets of ours comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, we are subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.50 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of us and our subsidiaries. To the best of our knowledge, as of March 31, 2024, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
2027 Senior Notes
On November 3, 2021, we issued $100.0 million in aggregate principal amount of the 2027 Senior Notes. The 2027 Senior Notes accrue interest at a rate of 5.75% per annum. Interest on the 2027 Senior Notes is due semi-annually on May 1 and November 1 of each year, which began on May 1, 2022. The net proceeds from the issuance of the 2027 Senior Notes were approximately $97.0 million, after deducting the initial purchasers’ discounts and commissions and estimated offering fees and expenses payable by us. We used the net proceeds from the issuance of the 2027 Senior Notes (i) to fund loans related to unfunded commitments to existing borrowers, (ii) to originate and participate in commercial loans to companies operating in the cannabis industry that are consistent with our investment strategy and (iii) for working capital and other general corporate purposes. The terms of the 2027 Senior Notes are governed by the Indenture. Under the Indenture governing the 2027 Senior Notes, we are required to cause all of our existing and future subsidiaries to guarantee the 2027 Senior Notes, other than certain immaterial subsidiaries as set forth in the Indenture. TRS1 and SUNS are currently subsidiary guarantors under the Indenture. Following the completion of the Spin-Off, SUNS will no longer be a guarantor under the Indenture.

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
Debt Service
As of March 31, 2024, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.

Index
Cash Flows
The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2024 and 2023:

	March 31,
	2024	2023
Net (loss) income	$(54,116)	$10,025,274
Adjustments to reconcile net income to net cash (used in) provided by operating activities and changes in operating assets and liabilities	6,426,664	(5,642,647)
Net cash provided by (used in) operating activities	6,372,548	4,382,627
Net cash (used in) provided by investing activities	(53,880,866)	14,991,616
Net cash provided by (used in) financing activities	8,180,305	(79,141,340)
Change in cash and cash equivalents	$(39,328,013)	$(59,767,097)
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2024 was approximately $6.4 million, compared to approximately $4.4 million for the same period in 2023. The increase of approximately $2.0 million during the three months ended March 31, 2023 to March 31, 2024 was primarily due to a decrease in net income of approximately $(10.1) million, decrease in interest receivable of approximately $(2.0) million, offset by a decrease in gain (loss) on extinguishment of debt of approximately $2.0 million, an increase in the change in unrealized (gains) losses on loans held at fair value of approximately $2.1 million, decrease in PIK interest of approximately $2.9 million, increase in the provision for current expected credit losses of approximately $4.2 million and increase in interest reserve of approximately $3.0 million, respectively.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities during the three months ended March 31, 2024 was approximately $(53.9) million, compared to net cash provided by investing activities of approximately $15.0 million for the same period in 2023. The decrease of net cash used in investing activities of approximately $(68.9) million during the three months ended March 31, 2023 to March 31, 2024 was primarily due to a increase in issuance and fundings on loans of approximately $(82.7) million, a decrease in proceeds from the sale of loans of approximately $(11.9) million, offset by an increase in principal repayments of loans of approximately $25.7 million, respectively.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2024 was approximately $8.2 million, compared to approximately $(79.1) million for the same period in 2023. The increase of approximately $87.3 million during the three months ended March 31, 2023 to March 31, 2024 was primarily due to an increase in borrowings on the Revolving Credit Facility of $60.0 million, decrease in repayments on the Revolving Credit Facility of approximately $18.0 million and decrease in repayments on the 2027 Senior Notes of approximately $7.7 million, respectively.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of March 31, 2024 are as follows:

	As of March 31, 2024
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$7,308,402	$—	$7,272,266	$—	$14,580,668
Total	$7,308,402	$—	$7,272,266	$—	$14,580,668
As of March 31, 2024, all unfunded commitments related to our total loan commitments and were available for funding in less than four years.

Index
We also had the following contractual obligations as of March 31, 2024 relating to the 2027 Senior Notes:

	As of March 31, 2024
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations(1)	$5,175,000	$10,350,000	$92,587,500	$—	$108,112,500
Total	$5,175,000	$10,350,000	$92,587,500	$—	$108,112,500
(1) Amounts include projected interest payments during the period based on interest rates in effect as of March 31, 2024.
We may enter into certain contracts that may contain a variety of indemnification obligations. The maximum potential future payment amounts we could be required to pay under these indemnification obligations may be unlimited.
Off-balance sheet commitments consist of unfunded commitments on delayed draw loans. Other than as set forth in this Quarterly Report, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.
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
Critical Accounting Policies and Estimates
As of March 31, 2024, there were no significant changes in or changes in the application of our critical accounting policies or estimates from those presented in our Annual Report on Form 10-K.

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
As of March 31, 2024, eight of our loans, representing approximately 51% of our portfolio based on aggregate outstanding principal balances, paid interest at a variable rate tied to either SOFR or U.S. prime rate. If one of these floating benchmarks are no longer available, our applicable loan documents generally include fallback provisions that allow us to choose a new index based upon comparable information. However, if each of these benchmarks are no longer available, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our loans. In addition, changes to another index could result in mismatches with the interest rate of loans that we are financing. As of March 31, 2024, none of our loans paid interest at a variable rate tied to LIBOR.
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our consolidated balance sheet. As of March 31, 2024 and December 31, 2023, two of our loans held for investment were carried at fair value within loans held at fair value in our consolidated balance sheets, respectively, with changes in fair value recorded through earnings.
We evaluate our loans on a quarterly basis and fair value is determined by our Board through its independent Audit and Valuation Committee. We use an independent third-party valuation firm to provide input in the valuation of all of our unquoted investments, which we consider along with other various subjective and objective factors in making our evaluations.

Index
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
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Alternative valuation methodologies may be used as appropriate, and can include a market analysis, income analysis, or recovery analysis. Changes in market yields, revenue multiples, and recovery rates may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, while a decrease in revenue multiples and recovery rates may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of March 31, 2024, a decrease of 50 bps or increase of 50 bps of the market yield would have resulted in a change in unrealized gain (loss) of approximately $0.2 million and $(0.2) million, respectively. As of March 31, 2024, we had eight floating-rate loans, representing approximately 51% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates included one-month SOFR subject to a weighted average floor of 3.7% and quoted at 5.3% and U.S. prime rate subject to a weighted average floor of 5.4% and quoted at 8.5%. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $2.3 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $(1.9) million.

Index
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

Index
Our loan portfolio as of March 31, 2024 was concentrated with the top four borrowers representing approximately 58.3% of the aggregate outstanding principal balances and approximately 57.3% of the total loan commitments. Additionally, the industry is experiencing significant consolidation, which we expect to increase, among cannabis operations and certain of our borrowers may combine, increasing the concentration of our borrower portfolio with those consolidated operators. Our largest credit facility represented approximately 19.0% of the aggregate outstanding principal balances of our portfolio and approximately 16.8% of our total loan commitments as of March 31, 2024. The borrower under this credit facility is a Subsidiary of Public Company H, a multi-state operator with real estate assets in several states, certain of which have been included as collateral in connection with the senior term loan. Our portion of the senior term loan provided to such borrower has a principal amount of $84.0 million outstanding as of March 31, 2024, which is fully funded. This senior term loan accrues interest at a variable rate of U.S. prime rate plus 5.8%, subject to a U.S. prime rate floor of 5.5%.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of March 31, 2024, we were not subject to any material legal proceedings.
Item 1A. Risk Factors
Except as disclosed below, during the quarter ended March 31, 2024, there were no material changes to the Risk Factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report for the fiscal year ended December 31, 2023.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
On June 13, 2023, our Board authorized a share repurchase program providing for the repurchase of up to $20.0 million of our outstanding common stock (the “Repurchase Program”). The timing, price, and volume of repurchases will be based on our stock price, general market conditions, applicable legal requirements and other factors. The repurchase of our common stock may be made from time to time in the open market, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act. We expect to finance any share repurchases under the Repurchase Program using cash on hand, capacity available under our Revolving Credit Facility and cash flows from operations. The Repurchase Program is authorized until December 31, 2025 and may be discontinued, modified or suspended at any time. During the three months March 31, 2024, we did not repurchase any shares of our common stock pursuant to the Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1, 2024 to January 31, 2024	—	$—	—	$20,000,000
February 1, 2024 to February 29, 2024	—	—	—	20,000,000
March 1, 2024 to March 31, 2024	—	—	—	20,000,000
	—		—
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

10.7A†
Amendment Number One to Loan and Security Agreement, dated March 26, 2024, by and among AFC Gamma, Inc., the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto (filed as Exhibit 10.7A to the Company’s Current Report on Form 8-K on March 29, 2024 and incorporated herein by reference).

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

Date: May 9, 2024
AFC GAMMA, INC.

	By:	/s/ Daniel Neville
Daniel Neville
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brandon Hetzel
Brandon Hetzel
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)