Form 10-Q
period 2024-06-30
AFC Gamma, Inc.
filed 2024-08-07
CIK 1822523

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at August 7, 2024
Common stock, $0.01 par value per share	20,667,094

Index
AFC GAMMA, INC.
TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AFC GAMMA, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Loans held for investment at fair value (cost of $49,618,382 and $71,644,003 at June 30, 2024 and December 31, 2023, respectively, net)	$34,661,390	$61,720,705

Loans held for investment at carrying value, net	273,580,334	301,265,398
Loan receivable held at carrying value, net	2,040,058	2,040,058
Current expected credit loss reserve	(25,009,024)	(26,309,450)
Loans held for investment at carrying value and loan receivable held at carrying value, net of current expected credit loss reserve	250,611,368	276,996,006

Cash and cash equivalents	170,298,050	121,626,453
Accounts receivable	—	1,837,450
Interest receivable	1,729,188	3,715,995
Prepaid expenses and other assets	691,787	688,446
Total assets	$457,991,783	$466,585,055

Liabilities
Accrued interest	$888,750	$894,000
Due to affiliate	24,490	16,437
Dividends payable	13,020,269	9,819,695
Current expected credit loss reserve	157,333	115,473
Accrued management and incentive fees	3,985,028	3,471,726
Accrued direct administrative expenses	884,310	1,486,256
Accounts payable and other liabilities	1,436,061	714,685
Senior notes payable, net	88,311,721	88,014,558
Line of credit payable, net	35,000,000	42,000,000
Total liabilities	143,707,962	146,532,830
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at June 30, 2024 and December 31, 2023 and 0 and 125 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	1
Common stock, par value $0.01 per share, 50,000,000 shares authorized at June 30, 2024 and December 31, 2023 and 20,667,094 and 20,457,697 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	206,671	204,577
Additional paid-in capital	350,591,362	349,805,890
Accumulated (deficit) earnings	(36,514,212)	(29,958,243)
Total shareholders’ equity	314,283,821	320,052,225

Total liabilities and shareholders’ equity	$457,991,783	$466,585,055
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue
Interest income	$19,957,521	$17,675,188	$36,318,581	$36,175,674
Interest expense	(1,573,275)	(1,575,775)	(3,176,438)	(3,243,935)
Net interest income	18,384,246	16,099,413	33,142,143	32,931,739
Expenses
Management and incentive fees, net (less rebate of $214,190, $427,581, 588,993 and 906,225, respectively)	3,985,028	3,313,493	7,447,790	7,017,712
General and administrative expenses	1,053,810	1,075,873	2,106,206	3,082,008
Stock-based compensation	369,343	130,769	912,565	411,347
Professional fees	1,014,208	419,577	1,970,776	840,475
Total expenses	6,422,389	4,939,712	12,437,337	11,351,542
Decrease (increase) in provision for current expected credit losses	6,190,240	1,606,187	1,258,566	903,761
Realized gains (losses) on investments, net	—	—	(93,338)	(26,384)
Gain (loss) on extinguishment of debt	—	—	—	1,986,381
Change in unrealized gains (losses) on loans at fair value, net	(1,420,001)	(462,918)	(5,033,694)	(1,940,609)
Net income before income taxes	16,732,096	12,302,970	16,836,340	22,503,346
Income tax expense	285,975	167,637	444,335	342,739
Net income	$16,446,121	$12,135,333	$16,392,005	$22,160,607

Earnings per common share:
Basic earnings per common share (in dollars per share)	$0.80	$0.59	$0.79	$1.08
Diluted earnings per common share (in dollars per share)	$0.80	$0.59	$0.79	$1.08

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding (in shares)	20,400,004	20,317,341	20,396,940	20,310,606
Diluted weighted average shares of common stock outstanding (in shares)	20,437,799	20,322,857	20,418,897	20,381,724
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Three months ended June 30, 2024
	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at March 31, 2024	$1	20,667,094	$206,671	$350,347,018	$(39,932,564)	$310,621,126
Stock-based compensation	—	—	—	369,343	—	369,343
Dividends declared on common shares ($0.63 per share)	—	—	—	—	(13,020,269)	(13,020,269)
Dividends declared on preferred shares ($60 per share)	—	—	—	—	(7,500)	(7,500)
Redemption of preferred shares	(1)	—	—	(124,999)	—	(125,000)
Net income	—	—	—	—	16,446,121	16,446,121
Balance at June 30, 2024	$—	20,667,094	$206,671	$350,591,362	$(36,514,212)	$314,283,821

Three months ended June 30, 2023
	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at March 31, 2023	$1	20,489,234	$204,892	$349,085,320	$(11,410,883)	$337,879,330
Stock-based compensation	—	(31,537)	(315)	131,084	—	130,769
Dividends declared on common shares ($0.48 per share)	—	—	—	—	(9,819,695)	(9,819,695)
Dividends declared on preferred shares ($60 per share)	—	—	—	—	(7,500)	(7,500)
Net income	—	—	—	—	12,135,333	12,135,333
Balance at June 30, 2023	$1	20,457,697	$204,577	$349,216,404	$(9,102,745)	$340,318,237
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Six months ended June 30, 2024
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2023	$1	20,457,697	$204,577	$349,805,890	$(29,958,243)	$320,052,225
Stock-based compensation	—	209,397	2,094	910,471	—	912,565
Dividends declared on common shares ($1.11 per share)	—	—	—	—	(22,940,474)	(22,940,474)
Dividends declared on preferred shares ($60 per share)	—	—	—	—	(7,500)	(7,500)
Redemption of preferred shares	(1)	—	—	(124,999)	—	(125,000)
Net income	—	—	—	—	16,392,005	16,392,005
Balance at June 30, 2024	$—	20,667,094	$206,671	$350,591,362	$(36,514,212)	$314,283,821

Six months ended June 30, 2023
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2022	$1	20,364,000	$203,640	$348,817,914	$(9,962,186)	$339,059,369
Stock-based compensation	—	93,697	937	398,490	—	399,427
Dividends declared on common shares ($1.04 per share)	—	—	—	—	(21,293,666)	(21,293,666)
Dividends declared on preferred shares ($60 per share)	—	—	—	—	(7,500)	(7,500)
Net income	—	—	—	—	22,160,607	22,160,607
Balance at June 30, 2023	$1	20,457,697	$204,577	$349,216,404	$(9,102,745)	$340,318,237
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2024	2023
Operating activities:
Net income	$16,392,005	$22,160,607
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Decrease) increase in provision for current expected credit losses	(1,258,566)	(903,761)
Realized (gains) losses on investments, net	93,338	26,384
(Gain) loss on extinguishment of debt	—	(1,986,381)
Change in unrealized (gains) losses on loans at fair value, net	5,033,694	1,940,609
Accretion of deferred loan original issue discount and other discounts	(5,313,879)	(2,496,655)
Amortization of deferred financing costs - revolving credit facility	191,887	116,452
Amortization of deferred financing costs - senior notes	314,664	323,734
Stock-based compensation	912,565	399,427
Payment-in-kind interest	(2,351,851)	(8,109,786)
Changes in operating assets and liabilities
Accounts receivable	55	—
Interest receivable	1,991,747	2,652,172
Prepaid expenses and other assets	50,903	(145,996)
Interest reserve	—	(3,570,403)
Accrued interest	(5,250)	(147,500)
Accrued management and incentive fees, net	513,302	(578,241)
Accrued direct administrative expenses	(601,946)	(600,983)
Accounts payable and other liabilities	729,429	448,783
Net cash provided by (used in) operating activities	16,692,097	9,528,462

Cash flows from investing activities:
Issuance of and fundings on loans	(90,087,162)	(16,796,204)
Proceeds from sales of loans	96,061,029	21,312,827
Principal repayment of loans	53,103,033	18,509,287
Net cash provided by (used in) investing activities	59,076,900	23,025,910

Cash flows from financing activities:
Payment of financing costs	(225,000)	(225,000)
Redemption of preferred shares	(125,000)	—
Borrowings on revolving credit facility	95,000,000	—
Repayment of revolving credit facility	(102,000,000)	(60,000,000)
Dividends paid to common and preferred shareholders	(19,747,400)	(22,885,311)
Repayment of senior notes	—	(7,737,500)
Net cash provided by (used in) financing activities	(27,097,400)	(90,847,811)

Net (decrease) increase in cash and cash equivalents	48,671,597	(58,293,439)
Cash and cash equivalents, beginning of period	121,626,453	140,372,841
Cash and cash equivalents, end of period	$170,298,050	$82,079,402

Supplemental disclosure of non-cash activity:
Interest reserve withheld from funding of loans	$—	$1,500,000
Non-cash funding of new loan	$14,672,640	$—
OID withheld from funding of loans	$2,423,357	$2,610,000
Payable for securities purchased	$—	$7,995,934
Dividends declared and not yet paid	$13,020,269	$9,819,695

Supplemental information:
Interest paid during the period	$2,675,138	$2,951,250
Income taxes paid during the period	$567,070	$415,359
See accompanying notes to the consolidated financial statements

Index
AFC GAMMA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2024
(unaudited)
1.    ORGANIZATION
AFC Gamma, Inc. (the “Company” or “AFCG”) is an institutional lender that was founded in July 2020 by a veteran team of investment professionals. The Company primarily originates, structures, underwrites, invests in and manages senior secured mortgage loans and other types of loans and debt securities, with a specialization in loans to cannabis industry operators in states that have legalized medical and/or adult-use cannabis.
The Company is a Maryland corporation and completed its initial public offering (the “IPO”) in March 2021. The Company is externally managed by AFC Management, LLC, a Delaware limited liability company (the Company’s “Manager”), pursuant to the terms of the Amended and Restated Management Agreement, dated January 14, 2021, between the parties (as amended from time to time, the “Management Agreement”). The Company’s wholly-owned subsidiary, AFCG TRS1, LLC, a Delaware limited liability company (“TRS1”), operates as a taxable real estate investment trust subsidiary (a “TRS”). TRS1 began operating in July 2021, and the financial statements of TRS1 are consolidated within the Company’s consolidated financial statements. Sunrise Realty Trust, Inc. (“SUNS”) (f/k/a CRE South LLC), the Company’s wholly-owned subsidiary as of June 30, 2024, was formed on August 28, 2023 and converted from a Delaware limited liability company to a Maryland corporation in February 2024. The financial statements of SUNS are consolidated within the Company’s consolidated financial statements in this Quarterly Report on Form 10-Q.
On February 22, 2024, the Company announced that the Board unanimously approved a plan to spin-off (the “Spin-Off”) the Company’s wholly-owned subsidiary, SUNS, which held the Company’s commercial real estate (“CRE”) loan portfolio, into an independent, publicly traded REIT, Sunrise Realty Trust, Inc. (“SUNS”). The Spin-Off was effected by the transfer of the Company’s CRE portfolio, from the Company to SUNS and the distribution of all of the outstanding shares of SUNS common stock to the Company’s shareholders of record as of the close of business on July 8, 2024 (the “Record Date”). The Company’s shareholders of record as of the Record Date received one share of SUNS common stock for every three shares of the Company’s common stock held as of the Record Date. The Spin-Off was completed July 9, 2024 (the “Distribution Date”). On the Distribution Date, SUNS became an independent, publicly-traded company, trading on the Nasdaq Capital Market under the symbol “SUNS”. The Company retained no ownership interest in SUNS following the Spin-Off. Beginning in the third quarter of fiscal year 2024, the historical financial results of the SUNS business for periods prior to the Distribution Date will be reflected in the Company’s consolidated financial statements as discontinued operations.
In connection with the Spin-Off, the Company entered into several agreements with SUNS that govern the relationship between the Company and SUNS following the Spin-Off, including the Separation and Distribution Agreement and the Tax Matters Agreement. These agreements provide for the allocation between the Company and SUNS of the assets, liabilities and obligations (including, among others, investments, property and tax-related assets and liabilities) of the Company and its subsidiaries attributable to periods prior to, at and after the Spin-Off.
Following the completion of the Spin-Off, the Company amended its investment guidelines such that the Company’s investments will primarily be in first and second lien loans, typically secured by mortgages and other security interests, to cannabis operators in states that have legalized medical and/or adult use cannabis.
The Company operates in one operating segment. Prior to the Spin-Off, the Company was primarily focused on financing senior secured loans and other types of loans to (i) senior secured loans to cannabis industry operators in states where medical and/or adult-use cannabis is legal and (ii) secured loans to commercial real estate owners, operators and related businesses. Following the Spin-Off, the Company is solely focused on senior secured loans to cannabis industry operators in states where medical and/or adult-use cannabis is legal. These loans are generally held for investment and are secured, directly or indirectly, by real estate, equipment, the value associated with licenses (where applicable) and/or other assets of borrowers depending on the applicable laws and regulations governing such borrowers.
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

Index
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
3.    LOANS HELD FOR INVESTMENT AT FAIR VALUE
As of June 30, 2024 and December 31, 2023, the Company’s portfolio included one and two loans held at fair value, respectively. The aggregate originated commitment under these loans was approximately $77.8 million and $94.2 million, respectively, and outstanding principal was approximately $49.7 million and $71.9 million as of June 30, 2024 and December 31, 2023, respectively. For the six months ended June 30, 2024, the Company received approximately $4.0 million of principal repayments of loans held at fair value and sold $19.3 million of the Company’s investment in Private Company B. As of June 30, 2024 and December 31, 2023, none of the Company’s loans held at fair value had floating interest rates.

Index
The following tables summarize the Company’s loans held at fair value as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loan	$34,661,390	$49,618,382	$49,729,397	0.0
Total loan held at fair value	$34,661,390	$49,618,382	$49,729,397	0.0

	As of December 31, 2023
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(4)

Senior term loans	$61,720,705	$71,644,003	$71,883,402	0.4
Total loans held at fair value	$61,720,705	$71,644,003	$71,883,402	0.4
(1)Refer to Note 14.
(2)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs.
(3)As of June 30, 2024, the maturity date passed on the credit facility with Private Company A without repayment.
(4)Weighted average remaining life is calculated based on the fair value of the loans as of December 31, 2023. As of December 31, 2023, the weighted average remaining life only reflects the remaining life of the Private Company A Credit Facility.
The following table presents changes in loans held at fair value as of and for the six months ended June 30, 2024:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2023	$71,883,402	$(239,399)	$(9,923,298)	$61,720,705
Change in unrealized gains (losses) on loans at fair value, net	—	—	(5,033,694)	(5,033,694)
Accretion of original issue discount	—	128,384	—	128,384
Loan repayments	(4,003,945)	—	—	(4,003,945)
Sale of loans	(19,284,846)	—	—	(19,284,846)
PIK interest	1,134,786	—	—	1,134,786
Total loans held at fair value at June 30, 2024	$49,729,397	$(111,015)	$(14,956,992)	$34,661,390
As of June 30, 2024, the Company had one loan held at fair value on nonaccrual status. Effective March 1, 2024, the Company placed Private Company A on nonaccrual status with an outstanding principal amount of approximately $49.7 million and an unrealized loss of approximately $(15.0) million as of June 30, 2024.

Index
A more detailed listing of the Company’s loan held at fair value portfolio based on information available as of June 30, 2024 is as follows:

	Collateral Location	Collateral Type (1)	Fair Value (2)	Carrying Value (3)	Outstanding Principal (3)	Interest Rate		Maturity Date (4)	Payment Terms (5)

Private Co. A	AZ, GA, MA, NM	C, D	$34,661,390	$49,618,382	$49,729,397	15.8%	(6)	5/8/2024	I/O
Total loan held at fair value			$34,661,390	$49,618,382	$49,729,397
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
(6)Base weighted average interest rate of 13.0% and payment-in-kind (“PIK”) weighted average interest rate of 2.8%. In October 2023, AFC Agent LLC (“AFC Agent”) delivered a notice of default to Private Company A based on certain financial and other covenant defaults and began charging additional default interest of 5.0%, beginning as of July 1, 2023, in accordance with the terms of the Private Company A Credit Facility. Effective March 1, 2024, the Company placed the borrower on nonaccrual status. The maturity date passed on the credit facility to Private Company A without repayment. In November 2023, Private Company A was placed into receivership to maintain the borrower’s operations and maximize value for the benefit of its creditors. The court-appointed receiver is determining the amount of principal payments the borrower is able to repay either from operations or from sale of collateral assets on a monthly basis.
4.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of June 30, 2024 and December 31, 2023, the Company’s portfolio included twelve and nine loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $311.1 million and $333.1 million, respectively, and outstanding principal was approximately $283.7 million and $314.4 million, respectively, as of June 30, 2024 and December 31, 2023. During the six months ended June 30, 2024, the Company funded approximately $107.2 million of new loans and additional principal, had approximately $49.1 million of principal repayments of loans held at carrying value and sold $90.0 million in the aggregate of the Company’s investments in Subsidiary of Public Company H and Subsidiary of Public Company M. As of June 30, 2024 and December 31, 2023, approximately 44% and 84%, respectively, of the Company’s loans held at carrying value had floating interest rates. As of June 30, 2024, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 3.7% and quoted at 5.3%.
The following tables summarize the Company’s loans held at carrying value as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans(3)	$262,048,014	$(9,851,079)	$252,196,935	2.1
Subordinate debt	21,630,051	(246,652)	21,383,399	2.9
Total loans held at carrying value	$283,678,065	$(10,097,731)	$273,580,334	2.1

Index

	As of December 31, 2023
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$314,376,929	$(13,111,531)	$301,265,398	2.2
Total loans held at carrying value	$314,376,929	$(13,111,531)	$301,265,398	2.2
(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of each respective group of loans as of June 30, 2024 and December 31, 2023.
(3)Senior term loans include senior loans that also have a contiguous subordinate loan because as a whole, the expected credit quality of the subordinate loan is more similar to that of a senior loan.
The following table presents changes in loans held at carrying value as of and for the six months ended June 30, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2023	$314,376,929	$(13,111,531)	$301,265,398
New fundings	107,183,159	(2,423,357)	104,759,802
Accretion of original issue discount	—	5,185,495	5,185,495
Loan repayments	(46,879,654)	—	(46,879,654)
Sale of loans	(90,000,000)	251,662	(89,748,338)
PIK interest	1,217,065	—	1,217,065
Loan amortization payments	(2,219,434)	—	(2,219,434)
Total loans held at carrying value at June 30, 2024	$283,678,065	$(10,097,731)	$273,580,334
As of June 30, 2024, the Company had two loans held at carrying value on nonaccrual status.
The Company placed Subsidiary of Private Company G on nonaccrual status effective December 1, 2023, with an outstanding principal amount of approximately $79.2 million and an amortized cost of approximately $77.8 million. Subsidiary of Private Company G was previously placed on nonaccrual status during various periods in 2023. The Company will recognize income related to loan activity only upon receipt of cash. During the six months ended June 30, 2024, the Company recognized interest income of approximately $2.8 million related to this loan which was received in cash.
The Company placed Private Company K on nonaccrual status effective December 1, 2023, with an outstanding principal amount of approximately $12.2 million and an amortized cost of approximately $11.5 million. The Company will recognize income related to loan activity only upon receipt of cash. During the six months ended June 30, 2024, the Company received a $1.3 million payment applied to the outstanding principal balance and recognized interest income of approximately $0.5 million related to this loan received in cash.

Index
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of June 30, 2024 is as follows:

	Collateral Location	Collateral Type (1)	Outstanding Principal (2)	Original Issue Discount	Carrying Value (2)	Interest Rate		Maturity Date (3)	Payment Terms (4)

Sub. of Private Co. G	NJ, PA	C, D	$79,215,888	$(1,444,847)	$77,771,041	12.5%	(5)	5/1/2026	I/O
Private Co. K	MA	C, D	12,195,762	(682,619)	11,513,143	19.3%	(6)	5/3/2027	P/I
Private Co. J	MO	C, D	20,543,967	(229,595)	20,314,372	19.3%	(7)	9/1/2025	P/I
Private Co. L	OH	C, D	37,114,073	(866,681)	36,247,392	13.7%	(8)	5/1/2026	P/I
Sub. of Public Co. M	IL, MA, MD, MI, NJ, OH, PA	C, D	12,822,000	(1,252,966)	11,569,034	9.5%	(9)	8/27/2025	I/O
Private Co. M	AZ	D	31,399,498	(3,325,329)	28,074,169	9.0%	(10)	7/31/2026	P/I
Private Co. N - Real Estate	FL	C, D	17,491,921	(656,499)	16,835,422	13.3%	(11)	4/1/2028	P/I
Private Co. N - Non-Real Estate	FL	C, D	17,200,000	(645,000)	16,555,000	13.3%	(12)	4/1/2028	P/I
Private Co. O	AZ, MD, MO, NJ, NV, NY, OH, OR, Canada	C	2,728,647	(293,750)	2,434,897	13.8%	(13)	6/1/2028	P/I
Private Co. P	MI	C, D	15,126,433	(453,793)	14,672,640	13.0%	(14)	7/1/2027	P/I
CRE Private Co. A	TX	Mixed-use	16,209,825	—	16,209,825	20.0%	(15)	11/30/2024	I/O
CRE Private Co. B	FL	Residential	21,630,051	(246,652)	21,383,399	13.0%	(16)	5/12/2027	I/O
Total loans held at carrying value			$283,678,065	$(10,097,731)	$273,580,334
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
(5)Base interest rate of 12.5%. Effective March 2024, pursuant to the forbearance agreement with Subsidiary of Private Company G, Subsidiary of Private Company G transitioned from a floating interest rate tied to U.S. prime rate to a fixed interest rate. Effective December 1, 2023, the Company placed the borrower on nonaccrual status.
(6)Base interest rate of 12.0% plus SOFR (SOFR floor of 1.0%) and PIK interest rate of 2.0%. As amended by the forbearance agreement entered into in March 2024, between 20.0% and 80.0% of the monthly cash interest is paid in kind from December 1, 2023 to June 1, 2024. Effective December 1, 2023, the Company placed the borrower on nonaccrual status.
(7)Base interest rate of 12.0% plus SOFR (SOFR floor of 1.0%) and PIK interest rate of 2.0%.
(8)Base interest rate of 8.4% plus SOFR (SOFR floor of 5.0%).
(9)Base interest rate of 9.5%.
(10)Base interest rate of 9.0%. Quarterly cash interest is paid in kind from closing to February 1, 2024 and then payable in cash thereafter.
(11)Base interest rate of 8.0% plus SOFR (SOFR floor of 4.5%).
(12)Base interest rate of 8.0% plus SOFR (SOFR floor of 4.5%).
(13)Base interest rate of 8.5% plus SOFR (SOFR floor of 5.0%).
(14)Base interest rate of 13.0%.
(15)Base weighted average interest rate of 14.7% plus SOFR (SOFR floor of 4.0%). Cash interest rate for CRE Private Company A represents a blended rate of differing cash interest rates applicable to each of the senior and subordinate loans to which the Company is a lender under the credit agreements. The subordinate loan component bears interest at a base interest rate of 15.31% plus SOFR (SOFR floor of 4.0%) and the senior loan component bears interest at a base interest rate of 3.48% plus SOFR (SOFR floor of 4.0%).
(16)Base interest rate of 13.0%.

Index
5.    LOAN RECEIVABLE HELD AT CARRYING VALUE
As of June 30, 2024 and December 31, 2023, the Company’s portfolio included one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately $2.0 million as of June 30, 2024 and December 31, 2023, respectively.
The following table presents changes in loans receivable as of and for the six months ended June 30, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2023	$2,041,744	$(1,686)	$2,040,058
Loan repayments	—	—	—
Total loan receivable held at carrying value at June 30, 2024	$2,041,744	$(1,686)	$2,040,058
As of June 30, 2024, the Company had one loan receivable held at carrying value on nonaccrual status with an outstanding principal amount of approximately $2.0 million and amortized cost of approximately $2.0 million.
6.    CURRENT EXPECTED CREDIT LOSSES
The Company estimates its current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform the “CECL Reserve” using a model that considers multiple datapoints and methodologies that may include discounted cash flows (“DCF”) and other inputs which may include the risk rating of the loan, how recently the loan was originated compared to the measurement date and expected prepayment, if applicable. Calculation of the CECL Reserve requires loan specific data, which may include the fixed charge coverage ratio, loan-to-value ratio, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including but not limited to the expected timing of loan repayments and the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve, which may include (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral. For loans where the Company has deemed the borrower/sponsor to be experiencing financial difficulty, the Company may elect to apply a practical expedient in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a specific CECL allowance.
As of June 30, 2024 and December 31, 2023, the Company’s CECL Reserve for its loans held at carrying value and loan receivable held at carrying value is approximately $25.2 million and $26.4 million, respectively, or 9.13% and 8.71%, respectively, of the Company’s total loans held at carrying value and loan receivable held at carrying value of approximately $275.6 million and $303.3 million, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $25.0 million and $26.3 million, respectively, and a liability for unfunded commitments of approximately $0.2 million and $0.1 million, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

Index
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loan receivable held at carrying value as of and for the three and six months ended June 30, 2024 was as follows:

	Outstanding (1)	Unfunded (2)	Total
Balance at March 31, 2024	$31,347,462	$9,135	$31,356,597
(Decrease) increase in provision for current expected credit losses	(6,338,438)	148,198	(6,190,240)
Write-offs	—	—	—
Recoveries	—	—	—
Balance at June 30, 2024	$25,009,024	$157,333	$25,166,357

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2023	$26,309,450	$115,473	$26,424,923
(Decrease) increase in provision for current expected credit losses	(1,300,426)	41,860	(1,258,566)
Write-offs	—	—	—
Recoveries	—	—	—
Balance at June 30, 2024	$25,009,024	$157,333	$25,166,357
(1)As of June 30, 2024 and December 31, 2023, the CECL Reserve related to outstanding balances on loans held at carrying value and loan receivable held at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)As of June 30, 2024 and December 31, 2023, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.
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

Index
As of June 30, 2024, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value and loan receivable held at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2024	2023	2022	2021	2020	Total
1	$16,209,825	$—	$—	$—	$—	$16,209,825
2	21,383,399	—	—	—	—	21,383,399
3	50,497,959	28,074,169	47,816,426	20,314,372	—	146,702,926
4	—	—	—	—	—	—
5	—	—	11,513,143	77,771,041	2,040,058	91,324,242
Total	$88,091,183	$28,074,169	$59,329,569	$98,085,413	$2,040,058	$275,620,392
7.    INTEREST RECEIVABLE
The following table summarizes the interest receivable by the Company as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
Interest receivable	$1,659,502	$2,680,188
PIK receivable	34,570	1,009,974
Unused fees receivable	35,116	25,833
Total interest receivable	$1,729,188	$3,715,995
8.    INTEREST RESERVE
At June 30, 2024 and December 31, 2023, the Company had no loans that included a loan-funded interest reserve. For the three and six months ended June 30, 2024, zero of aggregate interest income was earned and disbursed from the interest reserves. For the three and six months ended June 30, 2023, approximately $0.6 million and $3.6 million, respectively, of aggregate interest income was earned and disbursed from the interest reserves.
The following table presents changes in interest reserve as of and for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Beginning reserves	$—	$1,690,334	$—	$3,200,944
New reserves	—	—	—	1,526,065
Reserves disbursed	—	(559,793)	—	(3,596,468)
Ending reserves	$—	$1,130,541	$—	$1,130,541
9.    DEBT
Revolving Credit Facility
On April 29, 2022, the Company entered into the Loan and Security Agreement (the “Revolving Credit Agreement”) by and among the Company, the other loan parties from time to time party thereto, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto, pursuant to which, the Company obtained a $60.0 million senior secured revolving credit facility (as amended from time to time, the “Revolving Credit Facility”). The Revolving Credit Facility has a maturity date of April 29, 2025.

Index
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions (which may be increased to up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. Upon entering into the Revolving Credit Agreement, the Company incurred a one-time commitment fee expense of approximately $0.5 million, which was included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears, which is included within interest expense in the Company’s unaudited interim consolidated statements of operations. Based on the terms of the Revolving Credit Agreement, the Company’s estimated average cash balance will exceed the minimum balance required to waive the unused line fee and as such, the Company did not incur an unused line fee for the three and six months ended June 30, 2024. As of June 30, 2024 and December 31, 2023, outstanding borrowings under the Revolving Credit Facility were $35.0 million and $42.0 million, respectively, and $25.0 million and $18.0 million was available for borrowing as of June 30, 2024 and December 31, 2023, respectively.
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

Index
During the six months ended June 30, 2023, the Company repurchased $10.0 million in principal amount of the Company’s 2027 Senior Notes at 77.4% of par value, plus accrued interest. This resulted in a gain on extinguishment of debt of approximately $2.0 million, recorded within the unaudited interim consolidated statements of operations. No repurchases took place during the six months ended June 30, 2024. As of June 30, 2024, the Company had $90.0 million in principal amount of the 2027 Senior Notes outstanding.
The 2027 Senior Notes are due on May 1, 2027. Scheduled principal payments on the 2027 Senior Notes as of June 30, 2024 are as follows:

2027 Senior Notes
Year
2024 (remaining)	$—
2025	—
2026	—
2027	90,000,000
2028	—
Thereafter	—
Total principal	90,000,000
Deferred financing costs included in senior notes	(1,688,279)
Total due senior notes, net	$88,311,721
The following tables reflect a summary of interest expense incurred during the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30, 2024
	2027 Senior Notes	Revolving Credit Facility	Total Borrowings

Interest expense	$1,293,750	$26,250	$1,320,000
Unused fee expense	—	—	—
Amortization of deferred financing costs	157,332	95,943	253,275
Total interest expense	$1,451,082	$122,193	$1,573,275

	Three months ended June 30, 2023
	2027 Senior Notes	Revolving Credit Facility	Total Borrowings

Interest expense	$1,293,750	$—	$1,293,750
Unused fee expense	—	38,749	38,749
Amortization of deferred financing costs	166,082	77,194	243,276
Total interest expense	$1,459,832	$115,943	$1,575,775

Index

	Six months ended June 30, 2024
	2027 Senior Notes	Revolving Credit Facility	Total Borrowings

Interest expense	$2,587,500	$82,387	$2,669,887
Unused fee expense	—	—	—
Amortization of deferred financing costs	314,664	191,887	506,551
Total interest expense	$2,902,164	$274,274	$3,176,438

	Six months ended June 30, 2023
	2027 Senior Notes	Revolving Credit Facility	Total Borrowings

Interest expense	$2,702,500	$26,667	$2,729,167
Unused fee expense	—	74,582	74,582
Amortization of deferred financing costs	323,734	116,452	440,186
Total interest expense	$3,026,234	$217,701	$3,243,935
10.    COMMITMENTS AND CONTINGENCIES
As of June 30, 2024 and December 31, 2023, the Company had the following commitments to fund various investments:

	As of June 30, 2024	As of December 31, 2023

Total original loan commitments	$392,900,838	$431,239,913
Less: drawn commitments	(375,102,310)	(421,239,913)
Total undrawn commitments	$17,798,528	$10,000,000
The Company from time to time may be a party to litigation in the normal course of business. As of June 30, 2024, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.
On March 17, 2023, the Company appointed Brandon Hetzel to serve as its Chief Financial Officer and Treasurer in place of Brett Kaufman, effective as of such date, with Mr. Kaufman’s employment with AFC Management, LLC, the Company’s external manager (the “Manager”), terminated, effective as of April 17, 2023 (the “Separation Date”). In connection with his termination, Mr. Kaufman received (i) twelve (12) months’ worth of his current base salary, (ii) his annual target bonus, (iii) continued payment by our Manager of 100% of the COBRA premiums for him and his dependents for a period of twelve (12) months following his Separation Date, (iv) accelerated vesting of one (1) additional tranche of each of Mr. Kaufman’s outstanding equity awards, and (v) extension of the exercise period for Mr. Kaufman’s outstanding options until one (1) year following the Separation Date, contingent on Mr. Kaufman executing and not revoking a release of claims in favor of the Company. During the six months ended June 30, 2024 and 2023, the Company recorded zero and approximately $0.7 million in severance expense within general and administrative expenses within the unaudited interim consolidated statements of operations, respectively.
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

Index
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
11.    SHAREHOLDERS’ EQUITY
Series A Preferred Stock
As of June 30, 2024 and December 31, 2023, the Company has authorized 10,000 preferred shares designated as 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). As of June 30, 2024 and December 31, 2023, there were zero and 125 shares of Series A Preferred Stock issued and outstanding, respectively.
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
On June 30, 2024, the Company redeemed all 125 outstanding shares of its Series A Preferred Stock. The Series A Preferred Stock was redeemed at a price of $1,000 per share, plus all accrued and unpaid dividends thereon to and including the date fixed for redemption. As the shares were redeemed on June 30, 2024, there were no accrued and unpaid dividends.
Common Stock
During the three and six months ended June 30, 2024 and year ended December 31, 2023, the Company did not issue any shares of its common stock, other than restricted stock awards granted under the Stock Incentive Plan.
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

Index
At-the-Market Offering Program (“ATM Program”)
On April 5, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC and Citizens JMP Securities LLC, as Sales Agents, under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $75.0 million. Under the terms of the Sales Agreement, the Company has agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). During the three and six months ended June 30, 2024 and year ended December 31, 2023, the Company did not sell any shares of the Company’s common stock under the Sales Agreement.
As of June 30, 2024, the shares of common stock sold under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.
Share Repurchase Program
On June 13, 2023, the Company's Board of Directors authorized a share repurchase program providing for the repurchase of up to $20.0 million of the Company's outstanding common stock (the “Repurchase Program”). The timing, price, and volume of repurchases will be based on the Company’s stock price, general market conditions, applicable legal requirements and other factors. The repurchase of the Company’s common stock may be made from time to time in the open market, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934. The Company expects to finance any share repurchases under the Repurchase Program using cash on hand, capacity available under our line of credit and cash flows from operations. The Repurchase Program may be discontinued, modified or suspended at any time. During the three and six months ended June 30, 2024 and year ended December 31, 2023, the Company did not repurchase any shares of its common stock pursuant to the Repurchase Program.
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
In January 2024, the Company’s Board of Directors approved grants of restricted stock to the Company’s directors and officers, as well as employees of the Manager, and the Company granted an aggregate of 209,397 shares of restricted stock to certain of our directors, officers and other eligible persons. The restricted stock granted in January 2024 under the 2020 Plan contain vesting periods that vary from immediately vested to vesting over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date. As of June 30, 2024, there were 2,536,289 shares of common stock granted under the 2020 Plan, underlying 2,169,852 options and 366,437 shares of restricted stock.
In January 2023, the Company’s Board of Directors approved grants of restricted stock to the Company’s directors and officers, as well as certain employees of the Manager, and the Company granted an aggregate of 125,234 shares of restricted stock to certain of our directors, officers and other eligible persons. The restricted stock granted in January 2023 under the 2020 Plan contain vesting periods that vary from immediately vested to vesting over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date. In June 2023, the Company granted 1,159 shares of restricted stock to James C. Fagan in connection with his appointment to the Company’s Board of Directors, which vested upon the one-year anniversary of the grant date.
As of June 30, 2024, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2020 Plan (the “Share Limit”) equals 3,202,442 shares, which is consistent with the Share Limit as of March 31, 2024. Shares that are subject to or underlie awards that expire or for any reason are cancelled, terminated, forfeited, fail to vest, or for any other reason are not paid or delivered under the 2020 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan.

Index
In connection with the Spin-Off, certain of the outstanding stock options of the Company, as well as the strike price for the stock options, will be adjusted. All adjustments are made with the intent to preserve the intrinsic value of each award immediately before and after the Spin-Off.
The following table summarizes the (i) non-vested options granted, (ii) vested options granted, (iii) exercised and (iv) forfeited options granted for the Company’s directors and officers and employees of the Manager as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
Non-vested	161,879	206,304
Vested	2,212,753	2,168,328
Exercised	(5,511)	(5,511)
Forfeited	(200,169)	(200,169)
Balance	2,168,952	2,168,952
The Company uses the Black-Scholes option pricing model to value stock options in determining the stock-based compensation expense. The Company has elected to recognize forfeitures as they occur. Previously recognized compensation expense related to forfeitures are reversed in the period the nonvested awards are forfeited. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield was based on the Company’s expected dividend yield at the grant date. Expected volatility is based on the estimated average volatility of similar companies due to the lack of historical volatilities of the Company’s common stock. Restricted stock grant expense is based on the Company’s stock price at the time of the grant and amortized over the vesting period. The stock-based compensation expense for the Company was approximately $0.4 million and $0.9 million for the three and six months ended June 30, 2024, respectively, and approximately $0.1 million and $0.4 million for the three and six months ended June 30, 2023, respectively.
The following table presents the assumptions used in the option pricing model of options granted under the 2020 Plan:

Assumptions	Range
Expected volatility	40% - 50%
Expected dividend yield	10% - 20%
Risk-free interest rate	0.5% - 2.0%
Expected forfeiture rate	0%
The following tables summarize stock option activity as of and during the six months ended June 30, 2024:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2023	2,168,952	$17.74
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of June 30, 2024	2,168,952	$17.74	3.77 years	$—
Exercisable as of June 30, 2024	2,123,596	$17.72	3.76 years	$—
The Company did not grant any options during the six months ended June 30, 2024 and 2023. No options were exercised during the six months ended June 30, 2024 and 2023.

Index
The following table summarizes the non-vested restricted stock (i) granted, (ii) vested and (iii) forfeited for the Company’s directors and officers and employees of the Manager as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
Granted	400,371	190,974
Vested	(100,366)	(38,028)
Forfeited	(33,934)	(33,934)
Balance	266,071	119,012
The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The following tables summarize the restricted stock activity as of and during the six months ended June 30, 2024:

	Number of shares of restricted stock	Weighted-average grant date fair value
Balance as of December 31, 2023	119,012	$16.06
Granted	209,397	11.70
Vested	(62,338)	14.50
Forfeited	—	—
Balance as of June 30, 2024	266,071	$13.00
The total fair value of shares vested during the three months ended June 30, 2024 was approximately $14.5 thousand. There were no shares of restricted stock granted during the three months ended June 30, 2024. During the three months ended June 30, 2023, 1,159 shares of restricted stock were granted with a weighted-average grant date fair value of $12.94. During the three months ended June 30, 2023, 16,347 shares of restricted stock vested with a weighted-average grant date fair value of $20.39. The total fair value of shares vested during the three months ended June 30, 2023 was approximately $194.9 thousand.
The total fair value of shares vested during the six months ended June 30, 2024 was approximately $738.6 thousand. During the six months ended June 30, 2023, 126,393 shares of restricted stock were granted with a weighted-average grant date fair value of $15.55. During the six months ended June 30, 2023, 19,558 shares of restricted stock vested with a weighted-average grant date fair value of $19.60. The total fair value of shares vested during the six months ended June 30, 2023 was approximately $244.9 thousand.
As of June 30, 2024, there was approximately $2.8 million of total unrecognized compensation cost related to non-vested restricted stock and stock option awards. That cost is expected to be recognized over a weighted-average period of 2.14 years.

Index
12.    EARNINGS PER SHARE
The following information sets forth the computations of basic and diluted weighted average earnings per common share for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income attributable to common shareholders	$16,446,121	$12,135,333	$16,392,005	$22,160,607
Dividends paid on preferred shares	(7,500)	(7,500)	(7,500)	(7,500)
Dividends paid on unvested restricted stock	(128,270)	(103,805)	(185,396)	(139,277)
Net income attributable to common shareholders	16,310,351	12,024,028	16,199,109	22,013,830
Divided by:
Basic weighted average shares of common stock outstanding	20,400,004	20,317,341	20,396,940	20,310,606
Weighted average unvested restricted stock and dilutive stock options	37,795	5,516	21,957	71,118
Diluted weighted average shares of common stock outstanding	20,437,799	20,322,857	20,418,897	20,381,724
Basic weighted average earnings per common share	$0.80	$0.59	$0.79	$1.08
Diluted weighted average earnings per common share	$0.80	$0.59	$0.79	$1.08
Diluted EPS was computed using the treasury stock method for stock options and restricted stock. Diluted weighted average earnings per common share excluded 2,206,907 and 2,206,907 weighted average unvested restricted stock and stock options due to anti-dilutive effect for the three and six months ended June 30, 2024, respectively, and 2,417,817 and 2,369,907 for the three and six months ended June 30, 2023, respectively.
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
The income tax provision for the Company was approximately $0.3 million and $0.4 million for the three and six months ended June 30, 2024, respectively. The income tax provision for the Company was approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively. The income tax expense for the three and six months ended June 30, 2024 and 2023 primarily related to activities of the Company’s taxable REIT subsidiary.

Index
The income tax provision for the Company and TRS1 consisted of the following for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Current(1)	$285,975	$167,637	$444,335	$342,469
Deferred	—	—	—	—
Excise tax	—	—	—	270
Total income tax expense, including excise tax	$285,975	$167,637	$444,335	$342,739
(1)During the three and six months ended June 30, 2024, the Company incurred federal taxes of approximately $183.0 thousand and $288.3 thousand and state and local taxes of approximately $103.0 thousand and $156.0 thousand, respectively. During the three and six months ended June 30, 2023, the Company incurred federal taxes of approximately $131.5 thousand and $263.0 thousand and state and local taxes of approximately $36.1 thousand and $79.5 thousand, respectively.
For the three and six months ended June 30, 2024 and 2023, the Company incurred no expense for United States federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
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
The following tables present fair value measurements of loans held at fair value as of June 30, 2024 and December 31, 2023:

	Fair Value Measurement as of June 30, 2024
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$34,661,390	$—	$—	$34,661,390
Total	$34,661,390	$—	$—	$34,661,390

	Fair Value Measurement as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$61,720,705	$—	$—	$61,720,705
Total	$61,720,705	$—	$—	$61,720,705

Index
The following table presents changes in loans that use Level 3 inputs as of and for the six months ended June 30, 2024:

Six months ended June 30, 2024
Total loans using Level 3 inputs at December 31, 2023	$61,720,705
Change in unrealized gains (losses) on loans at fair value, net	(5,033,694)
Loan repayments	(4,003,945)
Sale of loans	(19,284,846)
Accretion of original issue discount	128,384
PIK interest	1,134,786
Total loans using Level 3 inputs at June 30, 2024	$34,661,390
The change in unrealized losses included in the unaudited interim consolidated statements of operations attributable to loans held at fair value, categorized as Level 3, held as of June 30, 2024 is $(9,459,704).
The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of June 30, 2024 and December 31, 2023. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of June 30, 2024
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loan	$34,661,390	Recovery analysis	Recovery rate	66.50% - 72.90%	69.70%
Total investment	$34,661,390

	As of December 31, 2023
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loans	$47,627,845	Recovery analysis	Recovery rate	86.10% - 92.40%	89.25%
Senior term loans	14,092,860	Market approach	Revenue multiple	0.50x - 0.70x	0.60x
Total investments	$61,720,705
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

Index
The following table details the book value and fair value of the Company’s financial instruments not recognized at fair value in the unaudited interim consolidated balance sheets as of June 30, 2024:

	As of June 30, 2024
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$170,298,050	$170,298,050
Loans held for investment at carrying value	$273,580,334	$250,955,783
Loan receivable held at carrying value	$2,040,058	$510,436
Financial liabilities:
Senior notes payable, net	$88,311,721	$81,045,000
Estimates of fair value for cash and cash equivalents are measured using observable, quoted market prices, or Level 1 inputs. The Company’s loans held for investment are measured using unobservable inputs, or Level 3 inputs. The fair value of the Company’s 2027 Senior Notes is estimated using observable inputs based on the last available bid price in the market at the end of the period, or Level 2 inputs.
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
The Incentive Compensation for the three and six months ended June 30, 2024 was approximately $2.9 million and $5.3 million, respectively. The Incentive Compensation for the three and six months ended June 30, 2023 was approximately $2.4 million and $5.2 million, respectively.
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

Index
The following table summarizes the related party costs incurred by the Company for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Affiliate Costs
Management fees	$1,343,971	$1,351,116	$2,690,109	$2,698,801
Less: outside fees earned	(214,190)	(427,581)	(588,993)	(906,225)
Base management fees	1,129,781	923,535	2,101,116	1,792,576
Incentive fees earned	2,855,247	2,389,958	5,346,674	5,225,136
General and administrative expenses reimbursable to Manager	749,944	897,202	1,532,263	1,983,229
Total	$4,734,972	$4,210,695	$8,980,053	$9,000,941
Amounts payable to the Company’s Manager as of June 30, 2024 and December 31, 2023 were approximately $4.9 million and $5.0 million, respectively.
The Manager is a wholly-owned subsidiary of Castleground Holdings LLC (f/k/a Advanced Flower Capital Management, LLC) (the “Parent Manager”). Leonard Tannenbaum, Executive Chairman of the Board and Chief Investment Officer, owns 75.0% of the outstanding equity of the Parent Manager. Similarly, Robyn Tannenbaum, President, Bernard Berman, a member of the Company’s Investment Committee, and Daniel Neville, Chief Executive Officer, currently own approximately 10.0%, 3.0% and 1.6%, respectively, of the Parent Manager.
Due to Affiliate
Amounts due to an affiliate of the Company as of June 30, 2024 and December 31, 2023 were approximately $24.5 thousand and $16.4 thousand, respectively.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the Manager or its affiliates, including the Manager, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. Additionally, our Manager or its affiliates, including AFC Agent LLC (“AFC Agent”), may from time to time serve as administrative agent to the lenders under our co-investments. As of June 30, 2024, there were four co-invested loans held by the Company and affiliates of the Company.
16.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the six months ended June 30, 2024 and 2023:

	Record Date	Payment Date	Common Share Distribution Amount	Aggregate Amount Paid

Regular cash dividend	3/31/2023	4/14/2023	$0.56	$11,473,971
Regular cash dividend	6/30/2023	7/14/2023	0.48	9,819,695
2023 Period Subtotal			$1.04	$21,293,666
Regular cash dividend	3/31/2024	4/15/2024	$0.48	$9,920,205
Regular cash dividend	6/24/2024	7/15/2024	0.48	9,920,205
Special cash dividend	7/8/2024	7/15/2024	0.15	3,100,064
2024 Period Subtotal			$1.11	$22,940,474

Index
17.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. There were no material subsequent events, other than those described below, that required disclosure in these unaudited interim consolidated financial statements.
In July 2024, the Company received a prepayment on its investment in Subsidiary of Public Company M. The Company received approximately $10.0 million in principal prepayments and $0.2 million prepayment premium. Following the prepayment, the outstanding principal balance on the Company’s investment in Subsidiary of Public Company M is approximately $2.8 million.
In July 2024, pre-Spin-Off, SUNS and an affiliate of SUNS entered into a senior secured credit facility with CRE Private Company C for a total aggregate commitment amount of approximately $35.2 million for the refinance of an active adult multi-family rental development in southwest Austin, Texas. SUNS committed a total of approximately $14.1 million, and an affiliate of SUNS committed the remaining approximately $21.1 million. The senior loan commitments were issued by SUNS and an affiliate at a discount of 1.0%. At closing, the Company funded approximately $11.4 million and an affiliate of SUNS funded approximately $17.0 million. The loan bears interest at a rate of SOFR plus 4.25%, with a rate index floor of 4.75%. The loan with CRE Private Company C has a maturity date of three years, which may be extended, at the borrower’s option, by two separate twelve-month extensions subject to the satisfaction of certain conditions on each extension in exchange for an extension fee of 0.50% of the total loan amount. The loan with CRE Private Company C is secured by a deed of trust on the property and any deposit and reserve accounts established by the terms of the credit facility. The proceeds of the loans will be used to, among other things, fund the completion of construction and other reserves, refinance existing debt and pay transaction costs. Following completion of the Spin-Off, the loan with CRE Private Company C is part of the Spin-Off CRE portfolio held by SUNS.
Spin-Off
On July 9, 2024, SUNS became an independent, publicly-traded company, trading on the Nasdaq Capital Market under the symbol “SUNS”. The Spin-Off was effected by the distribution of all of the outstanding shares of SUNS common stock to the Company’s shareholders of record as of the close of business on the Record Date. The Company’s shareholders of record as of the Record Date received one share of SUNS common stock for every three shares of the Company’s common stock held as of the Record Date. The Company retained no ownership interest in SUNS following the Spin-Off. Beginning in the third quarter of fiscal year 2024, the historical financial results of the SUNS business for periods prior to the Distribution Date will be reflected in the Company’s consolidated financial statements as discontinued operations. Prior to the Spin-Off, SUNS held approximately $115 million comprised of the SUNS’ CRE loan portfolio and cash.
In connection with the Spin-Off, the Company entered into several agreements with SUNS that govern the relationship between the Company and SUNS following the spin-off, including the Separation and Distribution Agreement and the Tax Matters Agreement. These agreements provide for the allocation between the Company and SUNS of the assets, liabilities and obligations (including, among others, investments, property and tax-related assets and liabilities) of the Company and its subsidiaries attributable to periods prior to, at and after the Spin-Off.

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
•our understanding of our competition;
•market trends in our industry, interest rates, real estate values, the securities markets or the general economy; and
•we may not achieve some or all of the expected benefits of the Spin-Off.
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
Overview
AFC Gamma, Inc. is an institutional lender that was founded in July 2020 by a veteran team of investment professionals. We primarily originate, structure, underwrite, invest in and manage senior secured loans and other types of mortgage loans and debt securities, with a specialization in loans to cannabis industry operators in states that have legalized medical and/or adult-use cannabis. Prior to the Spin-Off our investment guidelines were to deploy capital in attractive lending opportunities secured by commercial real estate, including (i) first and second lien loans secured by mortgages to commercial real estate owners, operators and related businesses that are not related to the cannabis industry, (ii) the ownership of non-cannabis related real property assets, and (iii) mortgage-backed securities, in addition to our prior sole focus on first lien loans secured by mortgages to cannabis operators in states that have legalized medical and/or adult use cannabis. Following the Spin-Off, our investment guidelines primarily relate to deploying capital in attractive lending opportunities to state law-compliant cannabis operated, typically secured by real estate, cash flows and license value.
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

Index
We previously expanded our investment guidelines to invest in attractive commercial real estate financing opportunities emerging from the current interest rate environment. As the U.S. Federal Reserve Board (the “Federal Reserve”) began to increase interest rates in the first quarter of 2022 and continued to do so through the third quarter of 2023 in an effort to curb rising inflation, we believe the higher interest rates and associated pressures created an opportunity in real estate lending, where there is currently less capital available in the marketplace to finance real estate projects. As a result of these market dynamics, we identified a number of opportunities to provide acquisition and construction financing for real estate owners, operators and related businesses at attractive rates and secured by valuable real estate collateral.
Separately, as states continue to legalize cannabis for medical and adult-use, an increasing number of companies operating in the cannabis industry need financing. Due to the current capital constrained cannabis market, which does not typically have access to traditional bank financing, we believe we continue to be well positioned to act as a prudent financing source to cannabis industry operators given our stringent underwriting criteria, size and scale of operations and institutional infrastructure. Following the Spin-Off, our investment guidelines primarily relate to deploying capital in attractive lending opportunities to state law-compliant cannabis operated, typically secured by real estate, cash flows and license value.
We are a Maryland corporation and externally managed by AFC Management, LLC, a Delaware limited liability company (our “Manager”), pursuant to the terms of the Amended and Restated Management Agreement, dated January 14, 2021, by and between the Company and AFC Management, LLC (as amended from time to time, the “Management Agreement”). We commenced operations on July 31, 2020 and completed our initial public offering (“IPO”) in March 2021.
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
Our wholly-owned subsidiary, AFCG TRS1, LLC (“TRS1”), operates as a taxable REIT subsidiary (a “TRS”). TRS1 began operating in July 2021. Our wholly-owned subsidiary prior to the Spin-Off, Sunrise Realty Trust, Inc. (“SUNS”) (f/k/a CRE South LLC), was formed on August 28, 2023 and converted from a Delaware limited liability company to a Maryland corporation in February 2024. The financial statements of TRS1 and SUNS are consolidated within our consolidated financial statements.
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

Index
Spin-Off
On February 22, 2024, we announced a plan to separate into two independent, publicly traded companies - one focused on providing institutional loans to state law compliant cannabis operators in the U.S., the other an institutional commercial real estate lender focused on the Southern United States. On July 9, 2024, we completed the separation of our CRE portfolio through the Spin-Off. The Spin-Off was effected by the transfer of our CRE portfolio, from the Company to SUNS and the distribution of all of the outstanding shares of SUNS common stock to our shareholders of record as of the close of business on the Record Date. On the Distribution Date, our shareholders of record as of the Record Date received one share of SUNS common stock for every three shares of AFCG common stock held as of the Record Date. Shareholders received cash in lieu of fractional shares of SUNS common stock. We retained no ownership interest in SUNS following the Spin-Off. Beginning in the third quarter of fiscal year 2024, the historical financial results of the SUNS business for periods prior to the Distribution Date will be reflected in our consolidated financial statements as discontinued operations. Prior to the Spin-Off, we contributed approximately $115 million to SUNS in connection with the Spin-Off, comprised of the SUNS’ loan portfolio and cash.
In connection with the Spin-Off, we entered into several agreements with SUNS that govern the relationship between AFCG and SUNS following the Spin-Off, including the Separation and Distribution Agreement and the Tax Matters Agreement. These agreements provide for the allocation between the Company and SUNS of the assets, liabilities and obligations (including, among others, investments, property and tax-related assets and liabilities) of the Company and its subsidiaries attributable to periods prior to, at and after the Spin-Off.
Pursuant to the amendment to our Management Agreement entered into in February 2024, following the completion of the Spin-Off, we plan to focus on our investments in first and second lien loans, typically secured by mortgages and other security interests, to cannabis operators in states that have legalized medical and/or adult use cannabis. Pursuant to such amendment, following the completion of the Spin-Off, the investment guidelines were amended such that loans and investments made in respect of (x) first lien or second lien loans secured by mortgages or mezzanine loans to commercial real estate owners, operators and related businesses and (y) the ownership of non-cannabis related commercial real estate assets, were removed and are no longer permitted by the investment guidelines.
Effective as of the completion of the Spin-Off, Jodi Hanson Bond and James Fagan resigned from the Company’s Board of Directors and joined the Board of Directors of SUNS. Additionally, Alexander Frank was appointed as a director of SUNS and will remain a director of AFCG. In addition, effective July 1, 2024, Leonard Tannenbaum was appointed Executive Chairman of SUNS (and will remain Executive Chairman and Chief Investment Officer of the Company), Brandon Hetzel was appointed Chief Financial Officer and Treasurer of SUNS (and will remain the Chief Financial Officer of the Company), Robyn Tannenbaum was appointed President of SUNS (and will remain the President of the Company).
During the three and six months ended June 30, 2024, we incurred approximately $0.6 million and $1.1 million in expenses related to spin-off costs, which are recorded within professional fees in the unaudited interim consolidated statements of operations.
Developments During the Second Quarter June 30, 2024:
Updates to Our Loan Portfolio During the Second Quarter June 30, 2024
In April 2024, we received an approximately $8.1 million prepayment from Private Company L’s sale of certain collateral assets and a $0.2 million prepayment premium.
In May 2024, the Company and an affiliate of SUNS entered into an amendment to the existing secured mezzanine loan with CRE Private Company A and purchased approximately $2.5 million of the senior loan, of which approximately $1.3 million has been funded by us and another $1.3 million has been funded by an affiliate of SUNS. The senior loan bears interest at an annual rate of SOFR plus a 3.48% spread, subject to a SOFR floor of 4.00%, and matures on November 30, 2024. The amendment to the secured mezzanine loan, among other things, (1) extended the maturity date to November 30, 2024 and (2) replenished the interest reserves held by the administrative agent on the loan in an amount of approximately $9.6 million, for the payment of interest and other costs and expenses.
In May 2024, we entered into the first amendment to the credit agreement with Private Company N - Real Estate, which increased the commitment size approximately $0.7 million and is fully funded under the same terms of the existing credit agreement.

Index
In May 2024, Private Company C repaid its loan in full. The loan had an original maturity date of December 1, 2025 and the outstanding principal of Private Company C on the date of repayment was approximately $3.5 million. We received exit fees of approximately $1.7 million.
In May 2024, we entered into a $7.5 million senior secured credit facility with Private Company O. The loan bears interest at SOFR plus an 8.5% spread, subject to a SOFR floor of 5.0%, and matures June 1, 2028. At closing, approximately $2.7 million was drawn and the remaining is available to be drawn one year from closing. The use of proceeds may be used to pay for transaction costs and expenses, general working capital and other general corporate purposes, to fund acquisitions and to fund capital expenditures in accordance with the budget. The loan is secured by substantially all assets of Private Company O.
As part of the equity requirements under the forbearance agreement with Private Company K, we received a cash payment of approximately $1.5 million in June 2024, which was applied to the outstanding interest and principal under the credit agreement with Private Company K.
In June 2024, we sold our loan with Private Company B at par plus accrued interest. The outstanding principal of the Private Company B credit facility on the date of the sale was approximately $19.3 million. In previous quarters, we noted that the Private Company B credit facility was in receivership and matured in September 2023. In addition to the repayment of the outstanding principal amount of $19.3 million, we also received an exit fee of approximately $1.0 million.
Concurrently with the sale of the loan to Private Company B, we entered into an approximately $15.1 million senior secured credit facility with Private Company P. The proceeds of the loan will be used to acquire Private Company B’s assets out of receivership. The loan bears interest at a fixed rate of 13.0%. The credit agreement has a maturity date of three years, provided that in the event Private Company P has not purchased the assets of Private Company B out of receivership within one year from closing, subject to a 120 day extension on the terms therein, our loan to Private Company P becomes due and payable. The loan is secured by substantially all assets of Private Company P (and will include the assets of Private Company B when acquired).
In June 2024, we sold the Subsidiary of Public Company H credit facility at par plus accrued interest to a third-party. The outstanding principal on the date of the sale was $84.0 million. During the first quarter of fiscal year 2024, we noted that the borrower failed to make its April interest payment. In addition to the repayment of the outstanding principal amount of $84.0 million, we also received and recognized past due cash interest of approximately $2.3 million and default interest of approximately $0.6 million during the three months ended June 30, 2024.
Spin-Off
During the three months ended June 30, 2024, we incurred approximately $0.6 million in expenses related to spin-off costs, which are recorded within professional fees in the unaudited interim consolidated statements of operations.
In connection with the Spin-Off, we declared a one-time dividend of $0.15 per share of AFCG Common Stock on June 27, 2024, payable on July 15, 2024 to shareholders of record as of July 8, 2024. The aggregate amount of the one-time dividend payment was approximately $3.1 million.
At-the-Market Offering Program
In April 2022, we filed our shelf registration statement on Form S-3 with the SEC, registering the offer and sale of up to $1.0 billion of securities (the “Shelf Registration Statement”). The Shelf Registration Statement enables us to issue shares of common stock, preferred stock, debt securities, warrants, rights, as well as units that include one or more of such securities. The Shelf Registration Statement also included a prospectus for the ATM Program to sell up to an aggregate of $75.0 million of shares of our common stock that may be issued and sold from time to time under the Sales Agreement, dated April 5, 2022 (the “Sales Agreement”), with Jefferies LLC and Citizens JMP Securities LLC, as Sales Agents. Under the terms of the Sales Agreement, we have agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock under the Sales Agreement.
During the three and six months ended June 30, 2024, we did not sell any shares of our common stock under the Sales Agreement.

Index
Share Repurchase Program
On June 13, 2023, our Board authorized the Repurchase Program. The timing, price, and volume of repurchases will be based on our stock price, general market conditions, applicable legal requirements and other factors. The repurchase of our common stock may be made from time to time in the open market, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act. We expect to finance any share repurchases under the Repurchase Program using cash on hand, capacity available under our line of credit and cash flows from operations. The Repurchase Program is authorized until December 31, 2025 and may be discontinued, modified or suspended at any time. During the three and six months ended June 30, 2024, we did not repurchase any shares of our common stock pursuant to the Repurchase Program.
Dividends Declared Per Share
For the six months ended June 30, 2024 and 2023, we paid the following cash dividends:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Date Paid	Amount per Share	Aggregate Amount Paid
March 2, 2023	March 31, 2023	April 14, 2023	$0.56	$11.5	million
June 15, 2023	June 30, 2023	July 14, 2023	0.48	9.8	million
2023 Period Subtotal			$1.04	$21.3	million
March 4, 2024	March 31, 2024	April 15, 2024	$0.48	$9.9	million
June 13, 2024	June 24, 2024	July 15, 2024	0.48	9.9	million
June 27, 2024	July 8, 2024	July 15, 2024	0.15	3.1	million
2024 Period Subtotal			$1.11	$22.9	million
In connection with the Separation and Distribution, we declared a one-time dividend of $0.15 per share of AFCG Common Stock, payable on July 15, 2024 to shareholders of record as of July 8, 2024. The aggregate amount of the one-time dividend payment was approximately $3.1 million.
Recent Developments
In July 2024, we received a prepayment on our investment in Subsidiary of Public Company M. We received approximately $10.0 million in principal prepayments and $0.2 million prepayment premium. Following the prepayment, the outstanding principal balance on our investment in Subsidiary of Public Company M is approximately $2.8 million.
In July 2024, pre-Spin-Off, SUNS and an affiliate of SUNS entered into a senior secured credit facility with CRE Private Company C for a total aggregate commitment amount of approximately $35.2 million for the refinance of an active adult multi-family rental development in southwest Austin, Texas. We committed a total of approximately $14.1 million, and an affiliate of SUNS committed the remaining approximately $21.1 million. The senior loan commitments were issued by SUNS and an affiliate at a discount of 1.0%. At closing, we funded approximately $11.4 million and an affiliate of SUNS funded approximately $17.0 million. The loan bears interest at a rate of SOFR plus 4.25%, with a rate index floor of 4.75%. The loan with CRE Private Company C has a maturity date of three years, which may be extended, at the borrower’s option, by two separate twelve-month extensions subject to the satisfaction of certain conditions on each extension in exchange for an extension fee of 0.50% of the total loan amount. The loan with CRE Private Company C is secured by a deed of trust on the property and any deposit and reserve accounts established by the terms of the credit facility. The proceeds of the loans will be used to, among other things, fund the completion of construction and other reserves, refinance existing debt and pay transaction costs. Following completion of the Spin-Off, the loan with CRE Private Company C is part of the Spin-Off CRE portfolio held by SUNS.

Index
Spin-Off
On July 9, 2024, Sunrise Realty Trust, Inc. became an independent, publicly-traded company, trading on the Nasdaq Capital Market under the symbol “SUNS”. The Spin-Off was effected by the transfer of our CRE portfolio, from us to SUNS and the distribution of all of the outstanding shares of SUNS common stock to our shareholders of record as of the close of business on July 8, 2024. Our shareholders of record as of the Record Date received one share of SUNS common stock for every three shares of our common stock held as of the Record Date. We retained no ownership interest in SUNS following the Spin-Off. Beginning in the third quarter of fiscal year 2024, the historical financial results of the SUNS business for periods prior to the Distribution Date will be reflected in our consolidated financial statements as discontinued operations. Prior to the Spin-Off, we contributed approximately $115 million to SUNS in connection with the Spin-Off, comprised of the SUNS’ loan portfolio and cash.
In connection with the Spin-Off, we entered into several agreements with SUNS that govern the relationship between the us and SUNS following the spin-off, including the Separation and Distribution Agreement and the Tax Matters Agreement. These agreements provide for the allocation between the Company and SUNS of the assets, liabilities and obligations (including, among others, investments, property and tax-related assets and liabilities) of the Company and its subsidiaries attributable to periods prior to, at and after the Spin-Off.
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

Index
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
The following table provides a reconciliation of GAAP net income to Distributable Earnings:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$16,446,121	$12,135,333	$16,392,005	$22,160,607
Adjustments to net income:
Stock-based compensation expense	369,343	130,769	912,565	411,347
Depreciation and amortization	—	—	—	—
Unrealized (gains) losses, or other non-cash items	1,420,001	462,918	5,033,694	1,940,609
(Decrease) increase in provision for current expected credit losses	(6,190,240)	(1,606,187)	(1,258,566)	(903,761)
TRS (income) loss, net of dividends	(624,235)	(1,250,400)	306,998	(2,116,604)
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—	—	—
Distributable earnings	$11,420,990	$9,872,433	$21,386,696	$21,492,198
Basic weighted average shares of common stock outstanding (in shares)	20,400,004	20,317,341	20,396,940	20,310,606
Distributable earnings per basic weighted average share	$0.56	$0.49	$1.05	$1.06
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our common stock as of June 30, 2024 and December 31, 2023 was approximately $15.21 and $15.64, respectively.
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
Results of Operations for the three and six months ended June 30, 2024 and 2023
Our net income allocable to our common shareholders for the three and six months ended June 30, 2024, was approximately $16.4 million and $16.4 million, or $0.80 and $0.79 per basic weighted average common share, respectively, compared to net income allocable to our common shareholders of approximately $12.1 million and $22.2 million, or $0.59 and $1.08 per basic weighted average common share for the three and six months ended June 30, 2023, respectively.

Index
Interest income increased approximately $2.3 million, or 12.9%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This increase was driven by lower interest income of approximately ($4.3) million driven by Subsidiary of Private Company G and Private Company A on nonaccrual status for the second quarter of fiscal year 2024, offset by higher interest income of approximately $0.9 million driven by additional principal deployed as well as an increase in variable interest rates, higher fee income of approximately $3.2 million driven by three loan exits during the second quarter of fiscal year 2024 of Subsidiary of Public Company H, Private Company C and Private Company B, and higher OID income of approximately $2.5 million due to the acceleration of unaccreted OID of current year loan exits during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, respectively.
Interest income increased approximately $0.1 million, or 0.4%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This increase was driven by lower interest income of approximately ($9.5) million driven by Subsidiary of Private Company G and Private Company A placed on nonaccrual status during fiscal year 2024, offset by higher interest income of approximately $2.7 million driven by additional principal deployed as well as an increase in variable interest rates, higher fee income of approximately $3.5 million driven by three loan exits during the second quarter of fiscal year 2024 of Subsidiary of Public Company H, Private Company C and Private Company B, and higher OID income of approximately $3.4 million due to the acceleration of unaccreted OID of current year loan exits during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, respectively.
Interest expense remained consistent, decreasing approximately $(2.5) thousand, or (0.2)%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.
Interest expense decreased approximately $(0.1) million, or (2.1)%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was primarily due to lower interest incurred on the 2027 Senior Notes due to a weighted average decrease in the 2027 Senior Notes principal outstanding of approximately $(3.8) million, or (4.0)%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This relates to the repurchase of $10.0 million of our 2027 Senior Notes during the six months ended June 30, 2023. No repurchases took place during the same period in 2024.
Management fees increased approximately $0.2 million, or 22.3%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 driven by lower outside fees earned. Incentive fees increased approximately $0.5 million, or 19.5%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, driven by higher Core Earnings (as defined in the Management Agreement).
Management fees increased approximately $0.3 million, or 17.2%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 driven by lower outside fees earned. Incentive fees increased approximately $0.1 million, or 2.3%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, driven by higher Core Earnings (as defined in the Management Agreement).
General and administrative expenses decreased approximately $(22.1) thousand, or (2.1)%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.
General and administrative expenses decreased approximately $(1.0) million, or (31.7)%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This decrease was primarily due to severance expense incurred during the six months ended June 30, 2023 attributable to the departure of our former Chief Financial Officer of approximately $0.7 million. No severance expense was incurred during the six months ended June 30, 2024.
Stock-based compensation increased approximately $0.2 million, or 182.4%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This was driven by additional equity awards granted in January 2024.
Stock-based compensation increased approximately $0.5 million, or 121.8%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This was driven by additional equity awards granted in January 2024.
Professional fees increased approximately $0.6 million, or 141.7%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This was driven by approximately $0.6 million of spin-off costs incurred during the three months ended June 30, 2024. No spin-off costs were incurred during the three months ended June 30, 2023.
Professional fees increased approximately $1.1 million, or 134.5%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This was driven by approximately $1.1 million of spin-off costs incurred during the three months ended June 30, 2024. No spin-off costs were incurred during the six months ended June 30, 2023.

Index
The net change in realized gains (losses) on investments was zero for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
The net change in realized gains (losses) on investments was $(0.1) million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, driven by the change in realized losses relating to separate sales of our investment in Subsidiary of Public Company M during such periods.
Investments in loans held at fair value are recorded on the trade date at cost, which reflects the amount of principal funded net of any original issue discounts. An unrealized gain arises when the fair value of the loan portfolio exceeds its cost and an unrealized loss arises when the fair value of the loan portfolio is less than its cost. The net change in unrealized gain (loss) of approximately $(1.4) million and $(0.5) million for the three months ended June 30, 2024 and 2023, respectively, and $(5.0) million and $(1.9) million for the six months ended June 30, 2024 and 2023, respectively, was mainly driven by the sale of our loan with Private Company B with an unrealized loss that was recovered, as well as the net change in the valuation of the loans, which was impacted by changes in market yields, revenue multiples, and recovery rates.
The gain (loss) on extinguishment of debt was zero for both the three months ended June 30, 2024 and the three months ended June 30, 2023.
Gain (loss) on extinguishment of debt decreased approximately $(2.0) million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This decrease was driven by the repurchase of $10.0 million of our 2027 Senior Notes during the six months ended June 30, 2023. No repurchases took place during the same period in 2024.
Provision for Current Expected Credit Losses
The provision for current expected credit losses decreased approximately $(4.6) million, or 285.4%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The provision for current expected credit losses decreased approximately $(0.4) million, or 39.3%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The balance as of June 30, 2024 was approximately $25.2 million, or 9.13%, of our total loans held at carrying value and loan receivable held at carrying value balance of approximately $275.6 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $25.0 million and (ii) a liability for unfunded commitments of approximately $0.2 million. The balance as of June 30, 2023 was approximately $13.4 million, or 4.68%, of our total loans held at carrying value and loan receivable held at carrying value balance of approximately $285.8 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $13.1 million and (ii) a liability for unfunded commitments of approximately $0.3 million. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan. The change in the provision for current expected credit losses for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was due to changes in macroeconomic factors, changes to the loan portfolio including new commitments and repayments, borrower payment status, and changes in other data points we use in estimating the reserve.

Index
Loan Portfolio
The below table summarizes our total loan portfolio as of June 30, 2024, unless otherwise specified. Borrower names have been kept confidential due to confidentiality agreement obligations.

Loan Names	Original Funding Date(1)	Loan Maturity	AFCG Loan, net of Syndication	% of Total AFCG	Principal Balance as of 6/30/2024	Cash Interest Rate	PIK	Fixed/ Floating	Amortization During Term	YTM (2)(3)
Public Co. A - Equipment Loans(4)	8/5/2019	3/31/2025	$4,000,000	1.0%	$2,041,744	12.0%	N/A	Fixed	Yes	8%
Private Co. A(5)	5/8/2020	5/8/2024	77,785,000	19.8%	49,729,397	13.0%	2.8%	Fixed	No	25%
Sub of Private Co. G(6)	4/30/2021	5/1/2026	73,500,000	18.7%	79,215,888	12.5%	N/A	Fixed	No	19%
Private Co. J	8/30/2021	9/1/2025	23,000,000	5.9%	20,543,967	17.3%	2.0%	Floating	Yes	25%
Private Co. K(7)	4/28/2022	5/3/2027	13,229,626	3.4%	12,195,762	17.3%	2.0%	Floating	Yes	27%
Private Co. L	4/20/2022	5/1/2026	43,582,524	11.1%	37,114,073	13.7%	N/A	Floating	Yes	19%
Sub of Public Co. M	8/26/2022	8/27/2025	12,822,000	3.3%	12,822,000	9.5%	N/A	Fixed	No	19%
Private Co. M(8)	7/31/2023	7/31/2026	30,000,000	7.5%	31,399,498	9.0%	N/A	Fixed	Yes	18%
Private Co. N - Real Estate	3/22/2024	4/1/2028	17,491,921	4.5%	17,491,921	13.3%	N/A	Floating	Yes	16%
Private Co. N - Non-Real Estate	3/22/2024	4/1/2028	17,200,000	4.4%	17,200,000	13.3%	N/A	Floating	Yes	16%
Private Co. O	5/20/2024	6/1/2028	7,500,000	1.9%	2,728,647	13.8%	N/A	Floating	Yes	18%
Private Co. P	6/18/2024	7/1/2027	15,126,433	3.8%	15,126,433	13.0%	N/A	Fixed	Yes	16%
CRE Private Co. A(9)	1/4/2024	11/30/2024	29,474,559	7.5%	16,209,825	20.0%	N/A	Floating	No	24%
CRE Private Co. B	1/31/2024	5/12/2027	28,188,775	7.2%	21,630,051	13.0%	N/A	Fixed	No	14%
		Subtotal(10)	$392,900,838	100.0%	$335,449,206	13.2%	0.6%			19%
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
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of June 30, 2024 applied through maturity. Actual results could differ from those estimates and assumptions.
(3)Estimated YTM for the loan with Private Company A is enhanced by purchase discounts attributed to the fair value of equity warrants that were separated from the loan prior to our acquisition of such loan. The purchase discounts accrete to income over the respective remaining terms of the applicable loan.
(4)Effective October 1, 2022, Public Company A equipment loan receivable was placed on nonaccrual status.
(5)Cash interest and PIK interest rates for Private Company A represent a blended rate of differing cash interest and PIK interest rates applicable to each of the tranches to which the Company is a lender under the senior secured term loan credit facility with Private Company A (as may be amended, restated, and supplemented or otherwise modified from time to time, the “Private Company A Credit Facility”). In October 2023, AFC Agent delivered a notice of default to Private Company A based on certain financial and other covenant defaults and began charging additional default interest of 5.0%, beginning as of July 1, 2023, in accordance with the terms of the Private Company A Credit Facility. Effective March 1, 2024, Private Company A was placed on nonaccrual status. The maturity date passed on the credit facility to Private Company A without repayment. In November 2023, Private Company A was placed into receivership to maintain the borrower’s operations and maximize value for the benefit of its creditors. The court-appointed receiver is determining the amount of principal payments the borrower is able to repay either from operations or from sale of collateral assets on a monthly basis.
(6)Effective March 2024, pursuant to the forbearance agreement with Subsidiary of Private Company G, Subsidiary of Private Company G transitioned from a floating interest rate tied to U.S. prime rate to a fixed interest rate. Effective December 1, 2023, the Company placed the borrower on nonaccrual status.

Index
(7)As amended by the forbearance agreement entered into in March 2024, between 20.0% and 80.0% of the monthly cash interest was paid in kind from December 1, 2023 to June 1, 2024. Effective December 1, 2023, the Company placed the borrower on nonaccrual status.
(8)Quarterly cash interest is paid in kind from closing to February 1, 2024 and then payable in cash thereafter.
(9)Cash interest rate for CRE Private Company A represents a blended rate of differing cash interest rates applicable to each of the senior and subordinate loans to which the Company is a lender under the credit agreements.
(10)The interest and PIK subtotal rates are weighted average rates.
Loans Held for Investment at Fair Value
As of June 30, 2024 and December 31, 2023, our portfolio included one and two loans held at fair value, respectively. The aggregate originated commitment under these loans was approximately $77.8 million and $94.2 million, respectively, and outstanding principal was approximately $49.7 million and $71.9 million as of June 30, 2024 and December 31, 2023, respectively. For the six months ended June 30, 2024, we received approximately $4.0 million of principal repayments of loans held at fair value and sold $19.3 million of the Company’s investment in Private Company B. As of June 30, 2024 and December 31, 2023, none of our loans held at fair value had floating interest rates.
The following tables summarize our loans held at fair value as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loan	$34,661,390	$49,618,382	$49,729,397	0.0
Total loan held at fair value	$34,661,390	$49,618,382	$49,729,397	0.0

	As of December 31, 2023
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(4)

Senior term loans	$61,720,705	$71,644,003	$71,883,402	0.4
Total loans held at fair value	$61,720,705	$71,644,003	$71,883,402	0.4
(1)Refer to Note 14 to our unaudited interim consolidated financial statements titled “Fair Value”.
(2)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(3)As of June 30, 2024, the maturity date passed on the credit facility with Private Company A without repayment.
(4)Weighted average remaining life is calculated based on the fair value of the loans as of December 31, 2023. As of December 31, 2023, the weighted average remaining life only reflects the remaining life of the Private Company A Credit Facility.

Index
The following table presents changes in loans held at fair value as of and for the six months ended June 30, 2024:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2023	$71,883,402	$(239,399)	$(9,923,298)	$61,720,705
Change in unrealized gains (losses) on loans at fair value, net	—	—	(5,033,694)	(5,033,694)
Accretion of original issue discount	—	128,384	—	128,384
Loan repayments	(4,003,945)	—	—	(4,003,945)
Sale of loans	(19,284,846)	—	—	(19,284,846)
PIK interest	1,134,786	—	—	1,134,786
Total loans held at fair value at June 30, 2024	$49,729,397	$(111,015)	$(14,956,992)	$34,661,390
Loans Held for Investment at Carrying Value
As of June 30, 2024 and December 31, 2023, our portfolio included twelve and nine loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $311.1 million and $333.1 million, respectively, and outstanding principal was approximately $283.7 million and $314.4 million, respectively, as of June 30, 2024 and December 31, 2023. During the six months ended June 30, 2024, we funded approximately $107.2 million of new loans and additional principal, had approximately $49.1 million of principal repayments of loans held at carrying value and sold $90.0 million in the aggregate of our investments in Subsidiary of Public Company H and Subsidiary of Public Company M. As of June 30, 2024 and December 31, 2023, approximately 44% and 84%, respectively, of our loans held at carrying value had floating interest rates. As of June 30, 2024, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 3.7% and quoted at 5.3%.
The following tables summarize our loans held at carrying value as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans(3)	$262,048,014	$(9,851,079)	$252,196,935	2.1
Subordinate debt	21,630,051	(246,652)	21,383,399	2.9
Total loans held at carrying value	$283,678,065	$(10,097,731)	$273,580,334	2.1

	As of December 31, 2023
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$314,376,929	$(13,111,531)	$301,265,398	2.2
Total loans held at carrying value	$314,376,929	$(13,111,531)	$301,265,398	2.2
(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of each respective group of loans as of June 30, 2024 and December 31, 2023.
(3)Senior term loans include senior loans that also have a contiguous subordinate loan because as a whole, the expected credit quality of the subordinate loan is more similar to that of a senior loan.

Index
The following table presents changes in loans held at carrying value as of and for the six months ended June 30, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2023	$314,376,929	$(13,111,531)	$301,265,398
New fundings	107,183,159	(2,423,357)	104,759,802
Accretion of original issue discount	—	5,185,495	5,185,495
Loan repayments	(46,879,654)	—	(46,879,654)
Sale of loans	(90,000,000)	251,662	(89,748,338)
PIK interest	1,217,065	—	1,217,065
Loan amortization payments	(2,219,434)	—	(2,219,434)
Total loans held at carrying value at June 30, 2024	$283,678,065	$(10,097,731)	$273,580,334
Loan Receivable Held at Carrying Value
As of June 30, 2024 and December 31, 2023, our portfolio included one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately $2.0 million as of June 30, 2024 and December 31, 2023, respectively.
The following table presents changes in loans receivable as of and for the six months ended June 30, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2023	$2,041,744	$(1,686)	$2,040,058
Loan repayments	—	—	—
Total loan receivable held at carrying value at June 30, 2024	$2,041,744	$(1,686)	$2,040,058
Collateral Overview
Our loans are secured by various types of assets of our borrowers, including real property and certain personal property, such as the value associated with licenses (where applicable), equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.

Index
With respect to our loans to cannabis operators, we do not have liens on cannabis inventory and are generally restricted from taking ownership of state licenses by current statutory prohibitions and exchange listing standards. The documents governing our loans also include a variety of provisions intended to provide remedies against the value associated with licenses. For example, some loan documents require a grant of a security interest in all property of the entities holding licenses to the extent not prohibited by applicable law or regulations (or requiring regulatory approval), equity pledges of entities holding licenses, receivership remedies and/or other remedies to secure the value associated with the borrowers’ licenses. Upon default of a loan, we may seek to sell the loan to a third party or have an affiliate or a third party work with the borrower to have the borrower sell collateral securing the loan to a third party or institute a foreclosure proceeding to have such collateral sold, in each case, to generate funds towards the payoff of the loan. While we believe that the appraised value of any real estate assets or other collateral securing our loans may impact the amount of the recovery in each such scenario, the amount of any such recovery from the sale of such real estate or other collateral may be less than the appraised value of such collateral and the sale of such collateral may not be sufficient to pay off the remaining balance on the defaulted loan. Becoming the holder of a license through foreclosure or otherwise, the sale of a license or other realization of the value of licenses requires the approval of regulatory authorities. As of June 30, 2024, our portfolio of assets held outside of TRS1 had a weighted average real estate collateral coverage of approximately 1.1 times our aggregate committed principal amount of such loans, with the real estate collateral coverage for each of our loans measured as of the time of closing for such loan and based on various sources of data available at such time. We calculate our weighted average real estate collateral coverage by estimating the underlying value of our real estate collateral based on various objective and subjective factors, including, without limitation, third-party appraisals, total cost basis of the subject property and/or our own internal estimates.
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
Our net cash provided by operating activities for the six months ended June 30, 2024 of approximately $16.7 million was less than our dividend payments of $19.7 million made during the same period due to earned OID of $5.3 million and PIK repayments of $5.5 million related to the exits from Private Company I, Private Company C and Private Company B during such period. OID relates to cash withheld by the Company upon funding of its investments and is included under the ‘Supplemental disclosure of non-cash activity’ on the Consolidated Statements of Cash Flows.
As of June 30, 2024 and December 31, 2023, all of our cash was unrestricted and totaled approximately $170.3 million and $121.6 million, respectively.

Index
As of June 30, 2024, we believe that our cash on hand, capacity available under our line of credit and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
Capital Markets
Our Shelf Registration Statement became effective on April 18, 2022, allowing us to sell, from time to time in one or more offerings, up to $1.0 billion of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock or preferred stock. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We may also access liquidity through our ATM Program, which was established in April 2022, pursuant to which we may sell, from time to time, up to $75.0 million of our common stock. During the three and six months ended June 30, 2024 and year ended December 31, 2023, we did not sell any shares of our common stock under the Sales Agreement.
On June 13, 2023, our Board authorized the Repurchase Program. The timing, price, and volume of repurchases will be based on our stock price, general market conditions, applicable legal requirements and other factors. The repurchase of our common stock may be made from time to time in the open market, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act. We expect to finance any share repurchases under the Repurchase Program using cash on hand, capacity available under our line of credit and cash flows from operations. The Repurchase Program may be discontinued, modified or suspended at any time. During the three and six months ended June 30, 2024 and year ended December 31, 2023, the Company did not repurchase any shares of its common stock pursuant to the Repurchase Program.
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
Revolving Credit Facility
On April 29, 2022, we entered into the Revolving Credit Facility. As of June 30, 2024, we had $35.0 million of borrowings outstanding and $25.0 million availability under our Revolving Credit Agreement, which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by us and subject to the satisfaction of other conditions provided under the Revolving Credit Facility.
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions, which may be increased to up to $100.0 million in aggregate (subject to available borrowing base and additional commitments), and contains a maturity date of April 29, 2025. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. Upon entering into the Revolving Credit Agreement, we incurred a one-time commitment fee expense of approximately $0.5 million, which is amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears, which is included within interest expense in our unaudited interim consolidated statements of operations. Based on the terms of the Revolving Credit Agreement, our estimated average cash balance will exceed the minimum balance required to waive the unused line fee and as such, we did not incur an unused line fee for the three and six months ended June 30, 2024.
Our obligations under the Revolving Credit Facility are secured by certain assets of ours comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, we are subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.50 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of us and our subsidiaries. To the best of our knowledge, as of June 30, 2024, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.

Index
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
Debt Service
As of June 30, 2024, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.

Index
Cash Flows
The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2024 and 2023:

	June 30,
	2024	2023
Net income	$16,392,005	$22,160,607
Adjustments to reconcile net income to net cash provided by (used in) operating activities and changes in operating assets and liabilities	300,092	(12,632,145)
Net cash provided by (used in) operating activities	16,692,097	9,528,462
Net cash provided by (used in) investing activities	59,076,900	23,025,910
Net cash (used in) provided by financing activities	(27,097,400)	(90,847,811)
Change in cash and cash equivalents	$48,671,597	$(58,293,439)
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2024 was approximately $16.7 million, compared to approximately $9.5 million for the same period in 2023. The increase of approximately $7.2 million during the six months ended June 30, 2023 to June 30, 2024 was primarily due to an increase in the change in unrealized (gains) losses on loans held at fair value of approximately $3.1 million, decrease in PIK interest of approximately $5.8 million, decrease in gain (loss) on extinguishment of debt of approximately $2.0 million, increase in interest reserve of approximately $3.6 million, increase in accrued management and incentive fees of approximately $1.1 million, partially offset by a decrease in net income of approximately $(5.8) million and increase in OID accretion of approximately $(2.8) million, respectively.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities during the six months ended June 30, 2024 was approximately $59.1 million, compared to net cash provided by investing activities of approximately $23.0 million for the same period in 2023. The decrease of net cash used in investing activities of approximately $36.1 million during the six months ended June 30, 2023 to June 30, 2024 was primarily due to an increase in issuance and fundings on loans of approximately $(73.3) million, offset by an increase in proceeds from the sale of loans of approximately $74.7 million and an increase in principal repayments of loans of approximately $34.6 million, respectively.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2024 was approximately $(27.1) million, compared to approximately $(90.8) million for the same period in 2023. The increase of approximately $63.8 million during the six months ended June 30, 2023 to June 30, 2024 was primarily due to an increase in borrowings on the Revolving Credit Facility of $95.0 million, a decrease in repayments on the 2027 Senior Notes of approximately $7.7 million, offset by an increase in repayments on the Revolving Credit Facility of approximately $(42.0) million, respectively.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of June 30, 2024 are as follows:

	As of June 30, 2024
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$11,239,804	$6,558,724	$—	$—	$17,798,528
Total	$11,239,804	$6,558,724	$—	$—	$17,798,528
As of June 30, 2024, all unfunded commitments were related to our total loan commitments and were available for funding in less than three years.

Index
We also had the following contractual obligations as of June 30, 2024 relating to the 2027 Senior Notes:

	As of June 30, 2024
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations(1)	$5,175,000	$100,350,000	$—	$—	$105,525,000
Total	$5,175,000	$100,350,000	$—	$—	$105,525,000
(1) Amounts include projected interest payments during the period based on interest rates in effect as of June 30, 2024.
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
Critical Accounting Policies and Estimates
As of June 30, 2024, there were no significant changes in or changes in the application of our critical accounting policies or estimates from those presented in our Annual Report on Form 10-K.

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
As of June 30, 2024, seven of our loans, representing approximately 37% of our portfolio based on aggregate outstanding principal balances, paid interest at a variable rate tied to SOFR. If this floating benchmark is no longer available, our applicable loan documents generally include fallback provisions that allow us to choose a new index based upon comparable information. However, if this benchmark is no longer available, we may need to renegotiate some of our agreements to determine a replacement index or rate of interest. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our loans. In addition, changes to another index could result in mismatches with the interest rate of loans that we are financing. As of June 30, 2024, none of our loans paid interest at a variable rate tied to LIBOR.
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our consolidated balance sheet. As of June 30, 2024 and December 31, 2023, one and two of our loans held for investment were carried at fair value within loans held at fair value in our consolidated balance sheets, respectively, with changes in fair value recorded through earnings.
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
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Alternative valuation methodologies may be used as appropriate, and can include a market analysis, income analysis, or recovery analysis. Changes in market yields, revenue multiples, and recovery rates may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, while a decrease in revenue multiples and recovery rates may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of June 30, 2024, a decrease of 50 bps or increase of 50 bps of the market yield would have resulted in a change in unrealized gain (loss) of approximately $0.2 million and $(0.2) million, respectively. As of June 30, 2024, we had seven floating-rate loans, representing approximately 37% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates included one-month SOFR subject to a weighted average floor of 3.7% and quoted at 5.3%. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $1.2 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $(0.9) million.

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
Interest Rate Mismatch Risk
We may fund a portion of our origination of loans, or of loans that we may in the future acquire, with borrowings that are based on various benchmarks, while the interest rates on these assets may be fixed or indexed to SOFR, or another index rate. Accordingly, any increase in an index rate will generally result in an increase in our borrowing costs that would not be matched by fixed-rate interest earnings and may not be matched by a corresponding increase in floating-rate interest earnings. Any such interest rate mismatch could adversely affect our profitability, which may negatively impact distributions to our shareholders.
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

Index
Our loan portfolio as of June 30, 2024 was concentrated with the top three borrowers representing approximately 49.5% of the aggregate outstanding principal balances and approximately 49.6% of the total loan commitments. Additionally, the industry is experiencing significant consolidation, which we expect to increase, among cannabis operations and certain of our borrowers may combine, increasing the concentration of our borrower portfolio with those consolidated operators. Our largest credit facility represented approximately 23.6% of the aggregate outstanding principal balances of our portfolio and approximately 18.7% of our total loan commitments as of June 30, 2024. The borrower under this credit facility is a Subsidiary of Private Company G, a multi-state operator with real estate assets in several states, certain of which have been included as collateral in connection with the senior term loan. Our portion of the senior term loan provided to such borrower has a principal amount of $79.2 million outstanding as of June 30, 2024, which is fully funded. This senior term loan accrues interest at a fixed rate of 12.5%, a minimum portion of which is payable in cash pursuant to the excess cash flow sweep, and the remainder of which, if any, is paid in kind.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Index
PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of June 30, 2024, we were not subject to any material legal proceedings.
Item 1A. Risk Factors
Except as disclosed below, during the quarter ended June 30, 2024, there were no material changes to the Risk Factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report for the fiscal year ended December 31, 2023.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
On June 13, 2023, our Board authorized a share repurchase program providing for the repurchase of up to $20.0 million of our outstanding common stock (the “Repurchase Program”). The timing, price, and volume of repurchases will be based on our stock price, general market conditions, applicable legal requirements and other factors. The repurchase of our common stock may be made from time to time in the open market, in privately negotiated transactions or otherwise in compliance with Rule 10b-18 and Rule 10b5-1 under the Exchange Act. We expect to finance any share repurchases under the Repurchase Program using cash on hand, capacity available under our Revolving Credit Facility and cash flows from operations. The Repurchase Program is authorized until December 31, 2025 and may be discontinued, modified or suspended at any time. During the three months June 30, 2024, we did not repurchase any shares of our common stock pursuant to the Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1, 2024 to April 30, 2024	—	$—	—	$20,000,000
May 1, 2024 to May 31, 2024	—	—	—	20,000,000
June 1, 2024 to June 30, 2024	—	—	—	20,000,000
	—		—
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Index
Item 6.     Exhibits

Exhibit No.	Description of Exhibits
2.1†
Separation and Distribution Agreement, dated as of July 8, 2024, by and between AFC Gamma, Inc. and Sunrise Realty Trust, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on July 8, 2024 and incorporated herein by reference).

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

10.2
Tax Matters Agreement, dated as of July 8, 2024, by and between AFC Gamma, Inc. and Sunrise Realty Trust, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 8, 2024 and incorporated herein by reference).

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

10.7B†*
Amendment Number Two to Loan and Security Agreement, dated July 18, 2024, by and among AFC Gamma, Inc., the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto.

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

Index

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

Date: August 7, 2024
AFC GAMMA, INC.

	By:	/s/ Daniel Neville
Daniel Neville
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brandon Hetzel
Brandon Hetzel
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)