Form 10-Q
period 2024-09-30
Advanced Flower Capital Inc.
filed 2024-11-13
CIK 1822523

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-39995

ADVANCED FLOWER CAPITAL INC.
(Exact name of registrant as specified in its charter)

Maryland	85-1807125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
477 S. Rosemary Ave., Suite 301, West Palm Beach, FL 33401
(Address of principal executive offices) (Zip Code)
(561) 510-2390
(Registrant’s telephone number, including area code)
AFC GAMMA, INC.
525 Okeechobee Blvd., Suite 1650
West Palm Beach, FL 33401
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at November 13, 2024
Common stock, $0.01 par value per share	21,952,677

Index
ADVANCED FLOWER CAPITAL INC.
TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Loans held for investment at fair value (cost of $50,950,868 and $71,644,003 at September 30, 2024 and December 31, 2023, respectively, net)	$31,372,174	$61,720,705

Loans held for investment at carrying value, net	234,257,042	301,265,398
Loan receivable held at carrying value, net	2,040,058	2,040,058
Current expected credit loss reserve	(25,111,209)	(26,309,450)
Loans held for investment at carrying value and loan receivable held at carrying value, net of current expected credit loss reserve	211,185,891	276,996,006

Cash and cash equivalents	122,163,732	90,381,831
Accounts receivable	—	1,837,450
Interest receivable	1,473,644	3,715,995
Prepaid expenses and other assets	422,967	688,446
Assets of discontinued operations	—	31,244,622
Total assets	$366,618,408	$466,585,055

Liabilities
Accrued interest	$2,170,417	$894,000
Due to affiliate	20,587	16,437
Dividends payable	7,221,076	9,819,695
Current expected credit loss reserve	164,664	115,473
Accrued management and incentive fees	981,785	3,471,726
Accrued direct administrative expenses	878,407	1,486,256
Accounts payable and other liabilities	658,224	704,685
Senior notes payable, net	88,461,936	88,014,558
Line of credit payable, net	60,000,000	42,000,000
Liabilities of discontinued operations	—	10,000
Total liabilities	160,557,096	146,532,830
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at September 30, 2024 and December 31, 2023 and 0 and 125 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	1
Common stock, par value $0.01 per share, 50,000,000 shares authorized at September 30, 2024 and December 31, 2023 and 21,882,047 and 20,457,697 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	218,821	204,577
Additional paid-in capital	248,194,045	349,805,890
Accumulated (deficit) earnings	(42,351,554)	(29,958,243)
Total shareholders’ equity	206,061,312	320,052,225

Total liabilities and shareholders’ equity	$366,618,408	$466,585,055
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue
Interest income	$10,455,021	$16,798,426	$42,767,720	$52,974,100
Interest expense	(1,572,705)	(1,532,928)	(4,749,143)	(4,776,863)
Net interest income	8,882,316	15,265,498	38,018,577	48,197,237
Expenses
Management and incentive fees, net (less rebate of $180,552, $405,276, 769,545 and 1,311,501, respectively)	981,785	3,574,867	8,429,575	10,592,579
General and administrative expenses	857,304	986,772	2,941,942	4,068,780
Stock-based compensation	218,643	294,014	1,131,208	705,361
Professional fees	417,466	295,502	1,231,906	1,135,977
Total expenses	2,475,198	5,151,155	13,734,631	16,502,697
(Increase) decrease in provision for current expected credit losses	(181,370)	(1,053,398)	1,149,050	(149,637)
Realized gains (losses) on investments, net	—	(1,213,416)	(93,338)	(1,239,800)
Gain (loss) on extinguishment of debt	—	—	—	1,986,381
Change in unrealized gains (losses) on loans at fair value, net	(4,621,702)	787,799	(9,655,396)	(1,152,810)
Net income from continuing operations before income taxes	1,604,046	8,635,328	15,684,262	31,138,674
Income tax expense	386,256	663,220	830,591	1,005,959
Net income from continuing operations	1,217,790	7,972,108	14,853,671	30,132,715
Net income from discontinued operations, net of tax	165,944	7,767	2,922,068	7,767
Net income	$1,383,734	$7,979,875	$17,775,739	$30,140,482

Basic earnings per common share:
Continuing operations	$0.05	$0.39	$0.71	$1.47
Discontinued operations	$0.01	$0.00	$0.14	$0.00
Total basic earnings per common share	$0.06	$0.39	$0.85	$1.47

Diluted earnings per common share:
Continuing operations	$0.05	$0.39	$0.71	$1.47
Discontinued operations	$0.01	$0.00	$0.14	$0.00
Total diluted earnings per common share	$0.06	$0.39	$0.85	$1.47

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	20,684,149	20,324,125	20,493,375	20,315,162
Diluted weighted average shares of common stock outstanding	20,785,848	20,342,880	20,543,644	20,390,385
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Three months ended September 30, 2024
	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at June 30, 2024	$—	20,667,094	$206,671	$350,591,362	$(36,514,212)	$314,283,821
Issuance of common stock, net of offering costs	—	1,214,953	12,150	12,149,217	—	12,161,367
Stock-based compensation	—	—	—	218,643	—	218,643
Dividends declared on common shares ($0.33 per share)	—	—	—	—	(7,221,076)	(7,221,076)
Distributions in connection with the Spin-Off	—	—	—	(114,765,177)	—	(114,765,177)
Net income	—	—	—	—	1,383,734	1,383,734
Balance at September 30, 2024	$—	21,882,047	$218,821	$248,194,045	$(42,351,554)	$206,061,312

Three months ended September 30, 2023
	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at June 30, 2023	$1	20,457,697	$204,577	$349,216,404	$(9,102,745)	$340,318,237
Stock-based compensation	—	—	—	294,014	—	294,014
Dividends declared on common shares ($0.48 per share)	—	—	—	—	(9,819,695)	(9,819,695)
Net income	—	—	—	—	7,979,875	7,979,875
Balance at September 30, 2023	$1	20,457,697	$204,577	$349,510,418	$(10,942,565)	$338,772,431
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Nine months ended September 30, 2024
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2023	$1	20,457,697	$204,577	$349,805,890	$(29,958,243)	$320,052,225
Issuance of common stock, net of offering costs	—	1,214,953	12,150	12,149,217	—	12,161,367
Stock-based compensation	—	209,397	2,094	1,129,114	—	1,131,208
Dividends declared on common shares ($1.44 per share)	—	—	—	—	(30,161,550)	(30,161,550)
Dividends declared on preferred shares ($60 per share)	—	—	—	—	(7,500)	(7,500)
Redemption of preferred shares	(1)	—	—	(124,999)	—	(125,000)
Distributions in connection with the Spin-Off	—	—	—	(114,765,177)	—	(114,765,177)
Net income	—	—	—	—	17,775,739	17,775,739
Balance at September 30, 2024	$—	21,882,047	$218,821	$248,194,045	$(42,351,554)	$206,061,312

Nine months ended September 30, 2023
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2022	$1	20,364,000	$203,640	$348,817,914	$(9,962,186)	$339,059,369
Stock-based compensation	—	93,697	937	692,504	—	693,441
Dividends declared on common shares ($1.52 per share)	—	—	—	—	(31,113,361)	(31,113,361)
Dividends declared on preferred shares ($60 per share)	—	—	—	—	(7,500)	(7,500)
Net income	—	—	—	—	30,140,482	30,140,482
Balance at September 30, 2023	$1	20,457,697	$204,577	$349,510,418	$(10,942,565)	$338,772,431
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2024	2023
Operating activities:
Net income	$17,775,739	$30,140,482
Net income from discontinued operations, net of tax	(2,922,068)	(7,767)
Net income from continuing operations	14,853,671	30,132,715
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Decrease) increase in provision for current expected credit losses	(1,149,050)	149,637
Realized (gains) losses on investments, net	93,338	1,239,800
(Gain) loss on extinguishment of debt	—	(1,986,381)
Change in unrealized (gains) losses on loans at fair value, net	9,655,396	1,152,810
Accretion of deferred loan original issue discount and other discounts	(7,097,310)	(4,435,186)
Amortization of deferred financing costs - revolving credit facility	290,211	212,833
Amortization of deferred financing costs - senior notes	473,628	482,698
Stock-based compensation	1,131,208	693,441
Payment-in-kind interest	(2,798,814)	(9,404,473)
Changes in operating assets and liabilities:
Interest receivable	2,242,351	673,473
Prepaid expenses and other assets	233,257	(79,474)
Interest reserve	—	(4,149,994)
Accrued interest	1,276,417	1,130,083
Accrued management and incentive fees, net	(2,489,941)	(316,867)
Accrued direct administrative expenses	(607,849)	(499,024)
Accounts payable and other liabilities	(42,311)	(13,504)
Net cash provided by (used in) operating activities of continuing operations	16,064,202	14,982,587
Net cash provided by (used in) operating activities of discontinued operations	3,271,445	7,767
Net cash provided by (used in) operating activities	19,335,647	14,990,354

Cash flows from investing activities:
Issuance of and fundings on loans	(50,022,243)	(51,757,225)
Proceeds from sales of loans	96,061,029	21,312,827
Due from affiliate	—	(1,000,000)
Principal repayment of loans	53,259,314	49,953,251
Net cash provided by (used in) investing activities of continuing operations	99,298,100	18,508,853
Net cash (used in) provided by investing activities of discontinued operations	(47,211,339)	—
Net cash provided by (used in) investing activities	52,086,761	18,508,853

Cash flows from financing activities:
Proceeds from sale of common stock	12,335,674	—
Payment of offering costs - equity offering	(174,307)	—
Payment of financing costs	(240,612)	(225,000)
Redemption of preferred shares	(125,000)	—
Cash distribution in connection with the Spin-Off of SUNS	(67,913,215)	—
Borrowings on revolving credit facility	185,000,000	21,000,000
Repayment of revolving credit facility	(167,000,000)	(81,000,000)
Dividends paid to common and preferred shareholders	(32,767,669)	(32,705,006)
Repayment of senior notes	—	(7,737,500)
Net cash (used in) provided by financing activities of continuing operations	(70,885,129)	(100,667,506)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash provided by (used in) financing activities	(70,885,129)	(100,667,506)

Net increase (decrease) in cash and cash equivalents	537,279	(67,168,299)
Cash and cash equivalents, beginning of period	121,626,453	140,372,841
Cash and cash equivalents, end of period	$122,163,732	$73,204,542

Index

Supplemental disclosure of non-cash activity:
Interest reserve withheld from funding of loans	$—	$1,500,000
OID withheld from funding of loans	$5,411,310	$7,398,475
Dividends declared and not yet paid	$7,221,076	$9,819,695
Non-cash funding of new loan	$14,672,640	$—
Non-cash net assets distribution in connection with the spin-off of SUNS	$46,851,962	$—

Supplemental information:
Interest paid during the period	$2,708,888	$2,951,250
Income taxes paid during the period	$939,046	$1,078,959
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2024
(unaudited)
1.    ORGANIZATION
Advanced Flower Capital Inc. (formerly known as AFC Gamma, Inc.) (the “Company” or “AFC”) is an institutional lender that was founded in July 2020 by a veteran team of investment professionals. The Company primarily originates, structures, underwrites, invests in and manages senior secured mortgage loans and other types of loans and debt securities, with a specialization in loans to cannabis industry operators in states that have legalized medical and/or adult-use cannabis.
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
On July 9, 2024, the Company completed the spin-off (the “Spin-Off”) of the Company’s wholly-owned subsidiary, Sunrise Realty Trust, Inc. (“SUNS”), which held the Company’s commercial real estate (“CRE”) loan portfolio, into an independent, publicly traded REIT, SUNS. In connection with the Spin-Off, the operating results of the SUNS business through the date of the Spin-Off are reported in net income from discontinued operations, net of tax in the consolidated statements of operations for all periods presented. The related assets and liabilities are reported as assets and liabilities of discontinued operations on the consolidated balance sheets. Cash flows from the Company’s discontinued operations are presented as such in the consolidated statements of cash flows for all periods presented. Unless otherwise noted, all amounts and disclosures included in the notes to consolidated financial statements reflect only the Company’s continuing operations. For additional information, see Note 17, “Discontinued Operations.”
The Company operates in one operating segment. The Company is solely focused on senior secured loans to cannabis industry operators in states where medical and/or adult-use cannabis is legal. These loans are generally held for investment and are typically secured, directly or indirectly, by real estate, equipment, cash flows and the value associated with licenses (where applicable) and/or other assets of borrowers depending on the applicable laws and regulations governing such borrowers.
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

Index
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
Discontinued Operations
A discontinued operation may include a component or a group of components of the Company’s operations. A disposal of a component or a group of components is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results when the following occurs: (1) a component (or group of components) meets the criteria to be classified as held for sale; (2) the component or group of components is disposed of by sale; or (3) the component or group of components is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). For any component classified as held for sale or disposed of by sale or other than by sale, qualifying for presentation as a discontinued operation, the Company reports the results of operations of the discontinued operations (including any gain or loss recognized on the disposal or loss recognized on classification as held for sale of a discontinued operation), less applicable income taxes (benefit), as a separate component in the consolidated statements of operations for current and all prior periods presented. The Company also reports assets and liabilities associated with discontinued operations as separate line items on the consolidated balance sheets for prior periods. The Company determined that the Spin-Off of SUNS in July 2024 met the criteria for classification as a discontinued operation in accordance with ASC Subtopic 205-20, Discontinued Operations (“ASC 205-20”). See Note 17 for further details.
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
Recent Accounting Pronouncements
The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of this extended transition period. As a result, the Company will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies, which may make comparison of the Company’s financials to those of other public companies more difficult.
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact of the update on the Company’s future consolidated financial statements.

Index
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
3.    LOANS HELD FOR INVESTMENT AT FAIR VALUE
As of September 30, 2024 and December 31, 2023, the Company’s portfolio included one and two loans held at fair value, respectively. The aggregate originated commitment under these loans was approximately $85.3 million and $94.2 million, respectively, and outstanding principal was approximately $53.8 million and $71.9 million as of September 30, 2024 and December 31, 2023, respectively. For the nine months ended September 30, 2024, the Company funded approximately $4.6 million in new loans and additional principal and received approximately $4.5 million of principal repayments of loans held at fair value and sold $19.3 million of the Company’s investment in Private Company B. As of September 30, 2024 and December 31, 2023, none of the Company’s loans held at fair value had floating interest rates.
The following tables summarize the Company’s loans held at fair value as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loan	$31,372,174	$50,950,868	$53,818,300	0.0
Total loan held at fair value	$31,372,174	$50,950,868	$53,818,300	0.0

	As of December 31, 2023
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(4)

Senior term loans	$61,720,705	$71,644,003	$71,883,402	0.4
Total loans held at fair value	$61,720,705	$71,644,003	$71,883,402	0.4
(1)Refer to Note 14.
(2)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs.
(3)As of September 30, 2024, the maturity date passed on the credit facility with Private Company A without repayment.
(4)Weighted average remaining life is calculated based on the fair value of the loans as of December 31, 2023. As of December 31, 2023, the weighted average remaining life only reflects the remaining life of the Private Company A Credit Facility.

Index
The following table presents changes in loans held at fair value as of and for the nine months ended September 30, 2024:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2023	$71,883,402	$(239,399)	$(9,923,298)	$61,720,705
Change in unrealized gains (losses) on loans at fair value, net	—	—	(9,655,396)	(9,655,396)
New fundings	4,594,027	(2,756,417)	—	1,837,610
Accretion of original issue discount	—	128,384	—	128,384
Loan repayments	(4,509,069)	—	—	(4,509,069)
Sale of loans	(19,284,846)	—	—	(19,284,846)
PIK interest	1,134,786	—	—	1,134,786
Total loans held at fair value at September 30, 2024	$53,818,300	$(2,867,432)	$(19,578,694)	$31,372,174
As of September 30, 2024, the Company had one loan held at fair value on nonaccrual status. Effective March 1, 2024, the Company placed Private Company A on nonaccrual status with an outstanding principal amount of approximately $53.8 million and an unrealized loss of approximately $(19.6) million as of September 30, 2024.
A more detailed listing of the Company’s loan held at fair value portfolio based on information available as of September 30, 2024 is as follows:

	Collateral Location	Collateral Type (1)	Fair Value (2)	Carrying Value (3)	Outstanding Principal (3)	Interest Rate		Maturity Date (4)	Payment Terms (5)

Private Co. A	AZ, GA, MA, NM	C, D	$31,372,174	$50,950,868	$53,818,300	15.5%	(6)	5/8/2024	I/O
Total loan held at fair value			$31,372,174	$50,950,868	$53,818,300
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
(6)Base weighted average interest rate of 13.0% and payment-in-kind (“PIK”) weighted average interest rate of 2.5%. In October 2023, AFC Agent LLC (“AFC Agent”) delivered a notice of default to Private Company A based on certain financial and other covenant defaults and began charging additional default interest of 5.0%, beginning as of July 1, 2023, in accordance with the terms of the Private Company A Credit Facility. Effective March 1, 2024, the Company placed the borrower on nonaccrual status. The maturity date passed on the credit facility to Private Company A without repayment. In November 2023, Private Company A was placed into receivership to maintain the borrower’s operations and maximize value for the benefit of its creditors. The court-appointed receiver is determining the amount of principal payments the borrower is able to repay either from operations or from sale of collateral assets on a monthly basis.

Index
4.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of September 30, 2024 and December 31, 2023, the Company’s portfolio included eleven and nine loans held at carrying value, respectively. As of September 30, 2024 and December 31, 2023, the aggregate originated commitment under these loans was approximately $260.2 million and $333.1 million, respectively, and outstanding principal was approximately $242.8 million and $314.4 million, respectively. During the nine months ended September 30, 2024, the Company funded approximately $65.5 million of new loans and additional principal, had approximately $48.8 million of principal repayments of loans held at carrying value and sold $90.0 million in the aggregate of the Company’s investments in Subsidiary of Public Company H and Subsidiary of Public Company M. As of September 30, 2024 and December 31, 2023, approximately 47% and 84%, respectively, of the Company’s loans held at carrying value had floating interest rates. As of September 30, 2024, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 3.6% and quoted at 4.8%.
The following tables summarize the Company’s loans held at carrying value as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$242,802,878	$(8,545,836)	$234,257,042	2.0
Total loans held at carrying value	$242,802,878	$(8,545,836)	$234,257,042	2.0

	As of December 31, 2023
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$314,376,929	$(13,111,531)	$301,265,398	2.2
Total loans held at carrying value	$314,376,929	$(13,111,531)	$301,265,398	2.2
(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of September 30, 2024 and December 31, 2023.

Index
The following table presents changes in loans held at carrying value as of and for the nine months ended September 30, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2023	$314,376,929	$(13,111,531)	$301,265,398
New fundings	65,512,166	(2,654,893)	62,857,273
Accretion of original issue discount	—	6,968,926	6,968,926
Loan repayments	(45,237,624)	—	(45,237,624)
Sale of loans	(90,000,000)	251,662	(89,748,338)
PIK interest	1,664,028	—	1,664,028
Loan amortization payments	(3,512,621)	—	(3,512,621)
Total loans held at carrying value at September 30, 2024	$242,802,878	$(8,545,836)	$234,257,042
As of September 30, 2024, the Company had two loans held at carrying value on nonaccrual status.
The Company placed Subsidiary of Private Company G on nonaccrual status effective December 1, 2023, with an outstanding principal amount of approximately $79.2 million and an amortized cost of approximately $77.8 million. Subsidiary of Private Company G was previously placed on nonaccrual status during various periods in 2023. The Company will recognize income related to loan activity only upon receipt of cash. During the nine months ended September 30, 2024, the Company recognized interest income of approximately $5.2 million related to this loan, which was received in cash.
The Company placed Private Company K on nonaccrual status effective December 1, 2023, with an outstanding principal amount of approximately $12.2 million and an amortized cost of approximately $11.5 million. The Company will recognize income related to loan activity only upon receipt of cash. During the nine months ended September 30, 2024, the Company received a $1.3 million payment applied to the outstanding principal balance and recognized interest income of approximately $0.5 million related to this loan received in cash.

Index
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of September 30, 2024 is as follows:

	Collateral Location	Collateral Type (1)	Outstanding Principal (2)	Original Issue Discount	Carrying Value (2)	Interest Rate		Maturity Date (3)	Payment Terms (4)

Sub. of Private Co. G	NJ, PA	C, D	$79,215,888	$(1,444,847)	$77,771,041	12.5%	(5)	5/1/2026	I/O
Private Co. K	MA	C, D	12,195,762	(682,619)	11,513,143	18.8%	(6)	5/3/2027	P/I
Private Co. J	MO	C, D	23,258,785	(180,396)	23,078,389	18.8%	(7)	9/1/2025	P/I
Private Co. L	OH	C, D	35,597,486	(716,302)	34,881,184	13.4%	(8)	5/1/2026	P/I
Sub. of Public Co. M	IL, MA, MD, MI, NJ, OH, PA	C, D	2,797,527	(189,835)	2,607,692	9.5%	(9)	8/27/2025	I/O
Private Co. M	AZ	D	30,499,498	(2,926,290)	27,573,208	9.0%	(10)	7/31/2026	P/I
Private Co. N - Real Estate	FL	C, D	18,717,068	(682,818)	18,034,250	12.8%	(11)	4/1/2028	P/I
Private Co. N - Non-Real Estate	FL	C, D	17,200,000	(602,000)	16,598,000	12.8%	(12)	4/1/2028	P/I
Private Co. O	AZ, MD, MO, NJ, NV, NY, OH, OR, Canada	C	2,728,647	(275,000)	2,453,647	13.5%	(13)	6/1/2028	P/I
Private Co. P	MI	C, D	15,383,749	(414,896)	14,968,853	13.0%	(14)	7/1/2027	P/I
Private Co. Q	GA	C, D	5,208,468	(430,833)	4,777,635	13.8%	(15)	9/1/2028	P/I
Total loans held at carrying value			$242,802,878	$(8,545,836)	$234,257,042
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
(14)Base interest rate of 13.0%. Pursuant to the first amendment to the credit agreement entered into in August 2024, interest was paid in kind from July 1, 2024 to August 31, 2024 and then payable in cash thereafter.
(15)Base interest rate of 8.75% plus SOFR (SOFR floor of 5.0%).

Index
5.    LOAN RECEIVABLE HELD AT CARRYING VALUE
As of September 30, 2024 and December 31, 2023, the Company’s portfolio included one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately $2.0 million as of September 30, 2024 and December 31, 2023, respectively.
The following table presents changes in loans receivable as of and for the nine months ended September 30, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2023	$2,041,744	$(1,686)	$2,040,058
Loan repayments	—	—	—
Total loan receivable held at carrying value at September 30, 2024	$2,041,744	$(1,686)	$2,040,058
As of September 30, 2024, the Company had one loan receivable held at carrying value on nonaccrual status with an outstanding principal amount of approximately $2.0 million and amortized cost of approximately $2.0 million.
6.    CURRENT EXPECTED CREDIT LOSSES
The Company estimates its current expected credit losses on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform the “CECL Reserve” using a model that considers multiple datapoints and methodologies that may include discounted cash flows (“DCF”) and other inputs which may include the risk rating of the loan, how recently the loan was originated compared to the measurement date and expected prepayment, if applicable. Calculation of the CECL Reserve requires loan specific data, which may include the fixed charge coverage ratio, loan-to-value ratio, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including but not limited to, the expected timing of loan repayments and the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve, which may include (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral. For loans where the Company has deemed the borrower/sponsor to be experiencing financial difficulty, the Company may elect to apply a practical expedient in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a specific CECL allowance.
As of September 30, 2024 and December 31, 2023, the Company’s CECL Reserve for its loans held at carrying value and loan receivable held at carrying value is approximately $25.3 million and $26.4 million, respectively, or 10.70% and 8.71%, respectively, of the Company’s total loans held at carrying value and loan receivable held at carrying value of approximately $236.3 million and $303.3 million, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $25.1 million and $26.3 million, respectively, and a liability for unfunded commitments of approximately $0.2 million and $0.1 million, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur and, if funded, the expected credit loss on the funded portion.

Index
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loan receivable held at carrying value as of and for the three and nine months ended September 30, 2024 was as follows:

	Outstanding (1)	Unfunded (2)	Total
Balance at June 30, 2024	$24,971,603	$122,900	$25,094,503
Increase (decrease) in provision for current expected credit losses	139,606	41,764	181,370
Write-offs	—	—	—
Recoveries	—	—	—
Balance at September 30, 2024	$25,111,209	$164,664	$25,275,873

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2023	$26,309,450	$115,473	$26,424,923
(Decrease) increase in provision for current expected credit losses	(1,198,241)	49,191	(1,149,050)
Write-offs	—	—	—
Recoveries	—	—	—
Balance at September 30, 2024	$25,111,209	$164,664	$25,275,873
(1)As of September 30, 2024 and December 31, 2023, the CECL Reserve related to outstanding balances on loans held at carrying value and loan receivable held at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)As of September 30, 2024 and December 31, 2023, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.
The Company continuously evaluates the credit quality of each loan by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Risk factors include property type, geographic and local market dynamics, physical condition, projected cash flow, loan structure and exit plan, loan-to-value ratio, fixed charge coverage ratio, project sponsorship, and other factors deemed necessary by the Company. Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:

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

Index
As of September 30, 2024, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value and loan receivable held at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2024	2023	2022	2021	2020	Total
1	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—
3	56,832,385	27,573,208	37,488,876	23,078,389	—	144,972,858
4	—	—	—	—	—	—
5	—	—	11,513,143	77,771,041	2,040,058	91,324,242
Total	$56,832,385	$27,573,208	$49,002,019	$100,849,430	$2,040,058	$236,297,100
7.    INTEREST RECEIVABLE
The following table summarizes the interest receivable by the Company as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
Interest receivable	$1,397,114	$2,680,188
PIK receivable	38,764	1,009,974
Unused fees receivable	37,766	25,833
Total interest receivable	$1,473,644	$3,715,995
8.    INTEREST RESERVE
At September 30, 2024 and December 31, 2023, the Company had no loans that included a loan-funded interest reserve. For the three and nine months ended September 30, 2024, zero of aggregate interest income was earned and disbursed from the interest reserves. For the three and nine months ended September 30, 2023, approximately $0.6 million and $4.2 million, respectively, of aggregate interest income was earned and disbursed from the interest reserves.
The following table presents changes in interest reserve as of and for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Beginning reserves	$—	$1,130,541	$—	$3,200,944
New reserves	—	—	—	1,526,065
Reserves disbursed	—	(579,591)	—	(4,176,059)
Ending reserves	$—	$550,950	$—	$550,950
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

Index
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions (which may be increased to up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. Upon entering into the Revolving Credit Agreement, the Company incurred a one-time commitment fee expense of approximately $0.5 million, which was included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears, which is included within interest expense in the Company’s unaudited interim consolidated statements of operations. Based on the terms of the Revolving Credit Agreement, the Company’s estimated average cash balance will exceed the minimum balance required to waive the unused line fee and as such, the Company did not incur an unused line fee for the three and nine months ended September 30, 2024. As of September 30, 2024 and December 31, 2023, outstanding borrowings under the Revolving Credit Facility were $60.0 million and $42.0 million, respectively, and zero and $18.0 million was available for borrowing as of September 30, 2024 and December 31, 2023, respectively.
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
Under the Indenture, the Company is required to cause all of its existing and future subsidiaries to guarantee the 2027 Senior Notes, other than certain immaterial subsidiaries as set forth in the Indenture. TRS1 is currently a subsidiary guarantor under the Indenture.
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

Index
During the nine months ended September 30, 2023, the Company repurchased $10.0 million in principal amount of the Company’s 2027 Senior Notes at 77.4% of par value, plus accrued interest. This resulted in a gain on extinguishment of debt of approximately $2.0 million, recorded within the unaudited interim consolidated statements of operations. No repurchases took place during the nine months ended September 30, 2024. As of September 30, 2024, the Company had $90.0 million in principal amount of the 2027 Senior Notes outstanding.
The 2027 Senior Notes are due on May 1, 2027. Scheduled principal payments on the 2027 Senior Notes as of September 30, 2024 are as follows:

2027 Senior Notes
Year
2024 (remaining)	$—
2025	—
2026	—
2027	90,000,000
2028	—
Thereafter	—
Total principal	90,000,000
Deferred financing costs included in senior notes	(1,538,064)
Total due senior notes, net	$88,461,936
The following tables reflect a summary of interest expense incurred during the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30, 2024
	2027 Senior Notes	Revolving Credit Facility	Total Borrowings

Interest expense	$1,293,750	$21,667	$1,315,417
Amortization of deferred financing costs	158,964	98,324	257,288
Total interest expense	$1,452,714	$119,991	$1,572,705

	Three months ended September 30, 2023
	2027 Senior Notes	Revolving Credit Facility	Total Borrowings

Interest expense	$1,293,750	$10,500	$1,304,250
Unused fee expense	—	(26,667)	(26,667)
Amortization of deferred financing costs	158,964	96,381	255,345
Total interest expense	$1,452,714	$80,214	$1,532,928

Index

	Nine months ended September 30, 2024
	2027 Senior Notes	Revolving Credit Facility	Total Borrowings

Interest expense	$3,881,250	$104,054	$3,985,304
Amortization of deferred financing costs	473,628	290,211	763,839
Total interest expense	$4,354,878	$394,265	$4,749,143

	Nine months ended September 30, 2023
	2027 Senior Notes	Revolving Credit Facility	Total Borrowings

Interest expense	$3,996,250	$37,167	$4,033,417
Unused fee expense	—	47,915	47,915
Amortization of deferred financing costs	482,698	212,833	695,531
Total interest expense	$4,478,948	$297,915	$4,776,863
10.    COMMITMENTS AND CONTINGENCIES
As of September 30, 2024 and December 31, 2023, the Company had the following commitments to fund various investments:

	As of September 30, 2024	As of December 31, 2023

Total original loan commitments	$349,532,028	$431,239,913
Less: drawn commitments	(329,390,255)	(421,239,913)
Total undrawn commitments	$20,141,773	$10,000,000
The Company from time to time may be a party to litigation in the normal course of business. As of September 30, 2024, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.
On March 17, 2023, the Company appointed Brandon Hetzel to serve as its Chief Financial Officer and Treasurer in place of Brett Kaufman, effective as of such date, with Mr. Kaufman’s employment with AFC Management, LLC, the Company’s external manager (the “Manager”), terminated, effective as of April 17, 2023 (the “Separation Date”). In connection with his termination, Mr. Kaufman received (i) twelve (12) months’ worth of his current base salary, (ii) his annual target bonus, (iii) continued payment by our Manager of 100% of the COBRA premiums for him and his dependents for a period of twelve (12) months following his Separation Date, (iv) accelerated vesting of one (1) additional tranche of each of Mr. Kaufman’s outstanding equity awards, and (v) extension of the exercise period for Mr. Kaufman’s outstanding options until one (1) year following the Separation Date, contingent on Mr. Kaufman executing and not revoking a release of claims in favor of the Company. During the nine months ended September 30, 2024 and 2023, the Company recorded zero and approximately $0.7 million in severance expense within general and administrative expenses within the unaudited interim consolidated statements of operations, respectively.
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
11.    SHAREHOLDERS’ EQUITY
Series A Preferred Stock
As of September 30, 2024 and December 31, 2023, the Company has authorized 10,000 preferred shares designated as 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). As of September 30, 2024 and December 31, 2023, there were zero and 125 shares of Series A Preferred Stock issued and outstanding, respectively.
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
Upon written notice to each record holder of the Series A Preferred Stock as to the effective date of redemption, the Company may redeem the shares of the outstanding Series A Preferred Stock at the Company’s option, in whole or in part, at any time for cash at a redemption price equal to $1,000 per share, plus all accrued and unpaid dividends thereon up to and including the date fixed for redemption. Shares of the Series A Preferred Stock that are redeemed shall no longer be deemed outstanding shares of the Company and all rights of the holders of such shares will terminate.
On June 30, 2024, the Company redeemed all 125 outstanding shares of its Series A Preferred Stock. The Series A Preferred Stock was redeemed at a price of $1,000 per share, plus all accrued and unpaid dividends thereon to and including the date fixed for redemption. As the shares were redeemed on June 30, 2024, there were no accrued and unpaid dividends.
Common Stock
During the three and nine months ended September 30, 2024 and year ended December 31, 2023, the Company did not issue any shares of its common stock, other than shares of common stock sold under the ATM Program (hereinafter defined) and restricted stock awards granted under the Stock Incentive Plan.
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

Index
At-the-Market Offering Program (“ATM Program”)
On April 5, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC and Citizens JMP Securities LLC, as Sales Agents, under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $75.0 million. Under the terms of the Sales Agreement, the Company has agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). During the three and nine months ended September 30, 2024, the Company sold an aggregate of 1,214,953 shares of the Company’s common stock under the Sales Agreement at a weighted average price of $10.39 per share, generating net proceeds of approximately $12.2 million. As of September 30, 2024, the Company’s remaining authorization under the Sales Agreement was approximately $51.0 million.
As of September 30, 2024, the shares of common stock sold under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.
Stock Incentive Plan
The Company has established a stock incentive compensation plan (the “2020 Plan”). The 2020 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses, stock units and other forms of awards granted or denominated in the Company’s common stock or units of common stock. The 2020 Plan retains flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. Any award may be structured to be paid or settled in cash. The Company has granted, and currently intends to continue to continue to grant, stock options and restricted stock awards to participants in the 2020 Plan, but it may also grant any other type of award available under the 2020 Plan in the future. Persons eligible to receive awards under the 2020 Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company, employees of the Manager and certain directors, consultants and other service providers to the Company or any of its subsidiaries.
In January 2024, the Company’s Board of Directors approved grants of restricted stock to the Company’s directors and certain officers, as well as certain employees of the Manager, with an aggregate of 209,397 shares of restricted stock granted to such eligible persons. The restricted stock granted in January 2024 under the 2020 Plan contain vesting periods that vary from immediately vested to vesting over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date. As of September 30, 2024, there were 2,536,289 shares of common stock granted under the 2020 Plan, underlying 2,169,852 options and 366,437 shares of restricted stock.
In January 2023, the Company’s Board of Directors approved grants of restricted stock to the Company’s directors and certain officers, as well as certain employees of the Manager, with an aggregate of 125,234 shares of restricted stock granted to such eligible persons. The restricted stock granted in January 2023 under the 2020 Plan contain vesting periods that vary from immediately vested to vesting over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date. In June 2023, the Company granted 1,159 shares of restricted stock to James C. Fagan in connection with his appointment to the Company’s Board of Directors, which vested upon the one-year anniversary of the grant date.
As of September 30, 2024, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2020 Plan (the “Share Limit”) equals 3,323,937 shares, which is an increase of 121,495 shares compared to June 30, 2024. The Share Limit increased during the third quarter of 2024 under the evergreen provision in the 2020 Plan in connection with the shares issued under the ATM Program during such time. Shares that are subject to or underlie awards that expire or, for any reason, are cancelled, terminated, forfeited, fail to vest or are not paid or delivered under the 2020 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan.

Index
Modification of Stock Options and Restricted Stock Outstanding at Spin-Off
Stock Options
On July 9, 2024, the Company completed the separation of its CRE portfolio through the Spin-Off of SUNS. As a result, the strike price for the outstanding stock options of the Company were adjusted to give effect to the Spin-Off. All adjustments were made with the intent to preserve the intrinsic value of each award immediately before and after the Spin-Off. The Company accounted for the modification as Type I modification (probable to probable). The number of awards remained constant, while the strike prices were modified to preserve the intrinsic value of each award. The modified stock option awards otherwise retained substantially the same terms and conditions, including term and vesting provisions. The fair value of such unvested stock option awards remained constant pre- and post-Spin-Off, resulting in no incremental compensation cost. The Company will recognize the remaining unrecognized compensation cost of the original stock option awards over the remaining vesting period.
The Company used the Black-Scholes option pricing model to value stock options in determining the stock-based compensation expense. The Company has elected to recognize forfeitures as they occur. Previously recognized compensation expense related to forfeitures are reversed in the period the nonvested awards are forfeited. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield was based on the Company’s expected dividend yield at the grant date. Expected volatility is based on the estimated average volatility of similar companies due to the lack of historical volatilities of the Company’s common stock. The expected term for each award is based on the contractual term for all awards granted thus far under the 2020 Plan. Restricted stock grant expense is based on the Company’s stock price at the time of the grant and amortized over the vesting period.
The weighted-average exercise price of stock options have been retroactively adjusted to give effect to the Spin-Off for all periods presented.
The following table presents the assumptions used in the Black-Scholes pricing model of options granted under the 2020 Plan during the three and nine months ended September 30, 2024 and 2023:

Assumptions:	Range
Expected term	7.0 years
Expected volatility	40% - 50%
Expected dividend yield	10% - 20%
Risk-free interest rate	0.5% - 2.0%
Expected forfeiture rate	0%
The modification date fair value of the stock options was determined using the Binomial-Lattice Model with the following assumptions on July 9, 2024:

Assumptions:	Range
Expected term	3.1 - 4.5 years
Expected volatility	31.24% - 32.41%
Expected dividend yield	15.65%
Risk-free interest rate	4.16% - 4.25%
Expected forfeiture rate	0%
As additional Company history and information is available, the Company determined the use of the Binomial-Lattice Model to be appropriate compared to the closed-form Black-Scholes model. The risk-free interest rate is based on the continuously compounded rates from the U.S. Treasury yield curve in effect at the date of Spin-Off. The expected term is based on the remaining contractual term of each option’s life as of the date of Spin-Off. The expected dividend yield was based on the Company’s most recent quarterly dividend divided by the three-month average stock price as of the Spin-Off date, annualized. Expected volatility is based on the remaining contractual term-matched historical volatility. In cases where the look back period exceeds the trading history of the Company’s Common Stock, the Company’s entire trading history was used.

Index
Restricted Stock
Restricted stock awards originally granted under the 2020 Plan include awards granted to employees of the Company’s manager that perform shared functions pre- and post-Spin-Off. In connection with the Spin-Off transaction and as a result of the related modification, approximately 33% of the remaining unrecognized compensation cost of unvested restricted stock awards will be recognized over the remaining vesting period of the Company’s former wholly-owned subsidiary, SUNS. The Company will recognize the remaining 67% of unrecognized compensation cost of unvested restricted stock awards over the remaining vesting period.
The following table summarizes the stock-based compensation expense incurred by the Company for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Stock-based compensation	$218,643	$294,014	$1,131,208	$705,361
The following table summarizes the (i) non-vested options granted, (ii) vested options granted, (iii) exercised and (iv) forfeited options granted for the Company’s directors and officers and employees of the Manager as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
Non-vested	156,367	206,304
Vested	2,218,265	2,168,328
Exercised	(5,511)	(5,511)
Forfeited	(200,169)	(200,169)
Balance	2,168,952	2,168,952
The following tables summarize stock option activity as of and during the nine months ended September 30, 2024:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2023	2,168,952	$11.46
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of September 30, 2024	2,168,952	$11.46	3.52 years	$529,236
Exercisable as of September 30, 2024	2,129,108	$11.44	3.51 years	$526,559
The Company did not grant any options during the nine months ended September 30, 2024 and 2023. No options were exercised during the nine months ended September 30, 2024 and 2023.
As of September 30, 2024, there was approximately $22.2 thousand of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 1.14 years.

Index
The following table summarizes restricted stock (i) granted, (ii) vested and (iii) forfeited for the Company’s directors and officers and employees of the Manager as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
Granted	400,371	190,974
Vested	(102,780)	(38,028)
Forfeited	(33,934)	(33,934)
Balance	263,657	119,012
The following tables summarize the restricted stock activity as of and during the nine months ended September 30, 2024:

	Number of shares of restricted stock	Weighted-average grant date fair value(1)
Balance as of December 31, 2023	119,012	$16.06
Granted	209,397	11.70
Vested	(64,752)	14.50
Forfeited	—	—
Balance as of September 30, 2024	263,657	$8.61
(1)The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The weighted-average grant date fair value of the remaining unvested restricted stock awards as of September 30, 2024 has been adjusted to give effect to the Spin-Off transaction, which was completed July 9, 2024.
The total fair value of shares vested during the three months ended September 30, 2024 was approximately $25.0 thousand. There were no shares of restricted stock granted during the three months ended September 30, 2024 and 2023. During the three months ended September 30, 2023, 18,470 shares of restricted stock vested with a weighted-average grant date fair value of $16.24. The total fair value of shares vested during the three months ended September 30, 2023 was approximately $244.8 thousand.
The total fair value of shares vested during the nine months ended September 30, 2024 was approximately $763.6 thousand. During the nine months ended September 30, 2023, 126,393 shares of restricted stock were granted with a weighted-average grant date fair value of $15.55. During the nine months ended September 30, 2023, 38,028 shares of restricted stock vested with a weighted-average grant date fair value of $17.97. The total fair value of shares vested during the nine months ended September 30, 2023 was approximately $489.6 thousand.
As of September 30, 2024, there was approximately $1.6 million of total unrecognized compensation cost related to non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.91 years.

Index
12.    EARNINGS PER SHARE
The following information sets forth the computations of basic and diluted weighted average earnings per common share for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income from continuing operations	$1,217,790	$7,972,108	$14,853,671	$30,132,715
Dividends paid on preferred stock	—	—	(7,500)	(7,500)
Dividends paid on unvested restricted stock	(167,625)	(65,991)	(353,021)	(205,268)
Net income from continuing operations attributable to common shareholders	1,050,165	7,906,117	14,493,150	29,919,947
Net income from discontinued operations	165,944	7,767	2,922,068	7,767
Net income attributable to common shareholders	1,216,109	7,913,884	17,415,218	29,927,714
Divided by:
Basic weighted average shares of common stock outstanding	20,684,149	20,324,125	20,493,375	20,315,162
Weighted average unvested restricted stock and dilutive stock options	101,699	18,755	50,269	75,223
Diluted weighted average shares of common stock outstanding	20,785,848	20,342,880	20,543,644	20,390,385

Basic earnings per share
Continuing operations	$0.05	$0.39	$0.71	$1.47
Discontinued operations	$0.01	$0.00	$0.14	$0.00
Total basic weighted average earnings per common share	$0.06	$0.39	$0.85	$1.47

Diluted earnings per share
Continuing operations	$0.05	$0.39	$0.71	$1.47
Discontinued operations	$0.01	$0.00	$0.14	$0.00
Total diluted weighted average earnings per common share	$0.06	$0.39	$0.85	$1.47
Diluted earnings per share was computed using the treasury stock method for stock options and restricted stock. Diluted weighted average earnings per common share excluded 1,499,235 and 1,499,235 weighted average unvested restricted stock and stock options due to anti-dilutive effect for the three and nine months ended September 30, 2024, respectively, and 2,288,419 and 2,247,328 for the three and nine months ended September 30, 2023, respectively.
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
The income tax provision for the Company was approximately $0.4 million and $0.8 million for the three and nine months ended September 30, 2024, respectively. The income tax provision for the Company was approximately $0.7 million and $1.0 million for the three and nine months ended September 30, 2023, respectively. The income tax expense for the three and nine months ended September 30, 2024 and 2023 primarily related to activities of the Company’s taxable REIT subsidiary.

Index
The income tax provision for the Company and TRS1 consisted of the following for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Current(1)	$394,210	$663,220	$838,545	$1,005,689
Deferred	—	—	—	—
Excise tax	(7,954)	—	(7,954)	270
Total income tax expense, including excise tax	$386,256	$663,220	$830,591	$1,005,959
(1)During the three and nine months ended September 30, 2024, the Company incurred federal taxes of approximately $0.3 million and $0.6 million and state and local taxes of approximately $0.1 million and $0.2 million, respectively. During the three and nine months ended September 30, 2023, the Company incurred federal taxes of approximately $0.5 million and $0.7 million and state and local taxes of approximately $0.2 million and $0.3 million, respectively.
For the three and nine months ended September 30, 2024, the Company incurred a benefit of approximately $(8.0) thousand and $(8.0) thousand, respectively, for United States federal excise tax. For the three and nine months ended September 30, 2023, the Company incurred no expense for United States federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
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
The following tables present fair value measurements of loans held at fair value as of September 30, 2024 and December 31, 2023:

	Fair Value Measurement as of September 30, 2024
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$31,372,174	$—	$—	$31,372,174
Total	$31,372,174	$—	$—	$31,372,174

	Fair Value Measurement as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$61,720,705	$—	$—	$61,720,705
Total	$61,720,705	$—	$—	$61,720,705

Index
The following table presents changes in loans that use Level 3 inputs as of and for the nine months ended September 30, 2024:

Nine months ended September 30, 2024
Total loans using Level 3 inputs at December 31, 2023	$61,720,705
Change in unrealized gains (losses) on loans at fair value, net	(9,655,396)
Additional fundings	4,594,027
Original issue discount and other discounts, net of costs	(2,756,417)
Loan repayments	(4,509,069)
Sale of loans	(19,284,846)
Accretion of original issue discount	128,384
PIK interest	1,134,786
Total loans using Level 3 inputs at September 30, 2024	$31,372,174
The change in unrealized losses included in the unaudited interim consolidated statements of operations attributable to loans held at fair value, categorized as Level 3, held as of September 30, 2024 is $(14,081,406).
The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of September 30, 2024 and December 31, 2023. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of September 30, 2024
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loan	$31,372,174	Recovery analysis	Recovery rate	57.60% - 62.40%	60.00%
Total investment	$31,372,174

	As of December 31, 2023
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loans	$47,627,845	Recovery analysis	Recovery rate	86.10% - 92.40%	89.25%
Senior term loans	14,092,860	Market approach	Revenue multiple	0.50x - 0.70x	0.60x
Total investments	$61,720,705
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
The following table details the book value and fair value of the Company’s financial instruments not recognized at fair value in the unaudited interim consolidated balance sheets as of September 30, 2024:

	As of September 30, 2024
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$122,163,732	$122,163,732
Loans held for investment at carrying value	$234,257,042	$211,040,795
Loan receivable held at carrying value	$2,040,058	$510,436
Financial liabilities:
Senior notes payable, net	$88,461,936	$83,700,000
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
In addition to the Base Management Fee, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) under the Management Agreement. Under the Management Agreement, the Company pays Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period, the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the Company’s independent directors and approved by a majority of the independent directors.
The Incentive Compensation for the three and nine months ended September 30, 2024 was approximately $0.3 million and $5.6 million, respectively. The Incentive Compensation for the three and nine months ended September 30, 2023 was approximately $2.6 million and $7.9 million, respectively.
The Company is required to pay all of its costs and expenses and reimburse the Manager or its affiliates for expenses of the Manager and its affiliates paid or incurred on behalf of the Company, excepting only those expenses that are specifically the responsibility of the Manager pursuant to the Management Agreement. With respect to certain office expenses incurred by the Manager on behalf of the Company and other funds managed by the Manager or its affiliates, such as rent, the Manager determines each fund’s pro rata portion of such expenses in an amount equal to the proportional amount of time employees of the Manager spent providing services to the Company, as reasonably stipulated by time sheets.

Index
The following table summarizes the related party costs incurred by the Company for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Affiliate Costs
Management fees	$909,229	$1,347,378	$3,599,338	$4,046,179
Less: outside fees earned	(180,552)	(405,276)	(769,545)	(1,311,501)
Base management fees	728,677	942,102	2,829,793	2,734,678
Incentive fees earned	253,108	2,632,765	5,599,782	7,857,901
General and administrative expenses reimbursable to Manager	602,926	817,985	2,135,189	2,801,214
Total	$1,584,711	$4,392,852	$10,564,764	$13,393,793
Amounts payable to the Company’s Manager as of September 30, 2024 and December 31, 2023 were approximately $1.9 million and $5.0 million, respectively.
The Manager is a wholly-owned subsidiary of Castleground Holdings LLC (f/k/a Advanced Flower Capital Management, LLC) (the “Parent Manager”). Certain officers have ownership in the outstanding equity of the Parent Manager, including Leonard Tannenbaum, Chairman of the Board, Robyn Tannenbaum, President and Chief Investment Officer, Bernard Berman, a member of the Company’s Investment Committee, and Daniel Neville, Chief Executive Officer.
Due to Affiliate
Amounts due to an affiliate of the Company as of September 30, 2024 and December 31, 2023 were approximately $20.6 thousand and $16.4 thousand, respectively.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the Manager or its affiliates, including the Manager, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. Additionally, the Company’s Manager or its affiliates, including AFC Agent LLC (“AFC Agent”), may from time to time serve as administrative and collateral agent to the lenders under the Company’s loans. As of September 30, 2024, there were two co-invested loans held by the Company and affiliates of the Company.

Index
16.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2024 and 2023:

	Declaration Date	Record Date	Payment Date	Per Common Share Distribution Amount	Total Distribution Amount

Regular cash dividend	3/2/2023	3/31/2023	4/14/2023	$0.56	$11,473,971
Regular cash dividend	6/15/2023	6/30/2023	7/14/2023	0.48	9,819,695
Regular cash dividend	9/15/2023	9/30/2023	10/13/2023	0.48	9,819,695
2023 Period Subtotal				$1.52	$31,113,361
Regular cash dividend	3/4/2024	3/31/2024	4/15/2024	$0.48	$9,920,205
Regular cash dividend	6/13/2024	6/24/2024	7/15/2024	0.48	9,920,205
Special cash dividend	6/27/2024	7/8/2024	7/15/2024	0.15	3,100,064
Regular cash dividend	9/13/2024	9/30/2024	10/15/2024	0.33	7,221,076
2024 Period Subtotal				$1.44	$30,161,550
17.    DISCONTINUED OPERATIONS
On July 9, 2024, the Company announced the completion of the previously announced separation and Spin-Off of the Company’s CRE portfolio into an independent, publicly-traded REIT, SUNS. The Spin-Off was effected by the distribution of all of the outstanding shares of SUNS common stock to the Company’s shareholders of record as of the close of business on July 8, 2024 (the “Record Date”). The Company’s shareholders of record as of the Record Date received one share of SUNS common stock for every three shares of the Company’s common stock held as of the Record Date. The Spin-Off was completed July 9, 2024 (the “Distribution Date”). On the Distribution Date, SUNS became an independent, publicly-traded company, trading on the Nasdaq Capital Market under the symbol “SUNS”. The Company retained no ownership interest in SUNS following the Spin-Off.
On the Distribution Date, the Company recognized a reduction to additional paid-in capital of approximately $114.8 million in connection with the Spin-Off related to the transfer of certain assets and liabilities associated with its CRE business to SUNS. In connection with the Spin-Off, the Company entered into several agreements with SUNS that govern the relationship between the Company and SUNS following the spin-off, including the Separation and Distribution Agreement and the Tax Matters Agreement. These agreements provide for the allocation between the Company and SUNS of the assets, liabilities and obligations (including, among others, investments, property and tax-related assets and liabilities) of the Company and its subsidiaries attributable to periods prior to, at and after the Spin-Off.
The operating results of the SUNS business through the date of the Spin-Off are reported in net income from discontinued operations, net of tax in the consolidated statements of operations for all periods presented. The related assets and liabilities are reported as assets and liabilities of discontinued operations on the consolidated balance sheets. Cash flows from the Company’s discontinued operations are presented as such in the consolidated statements of cash flows for all periods presented.

Index
The following table summarizes the financial statement lines included in net income from discontinued operations, net of tax for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Interest income	$150,453	$7,767	$4,156,335	$7,767
Expenses
General and administrative expenses	(83)	—	(21,651)	—
Professional fees	15,574	—	(1,140,762)	—
(Increase) decrease in provision for current expected credit losses	—	—	(71,854)	—
Net income from discontinued operations, net of tax	$165,944	$7,767	$2,922,068	$7,767
During the three and nine months ended September 30, 2024, Spin-Off costs incurred were approximately $(15.6) thousand and $1.1 million, respectively. During the three months ended September 30, 2024, previous estimates for Spin-Off work performed were less than actuals, resulting in a credit to expense. Prior to the third quarter of 2024, Spin-Off costs were historically presented within professional fees in the consolidated statements of operations and are now included in the measurement and presentation of discontinued operations for all periods presented.
There were no assets or liabilities classified as discontinued operations as of September 30, 2024. The following table summarizes the financial statement lines of assets and liabilities classified as discontinued operations as of December 31, 2023:

As of
December 31, 2023

Cash and cash equivalents	$31,244,622
Total assets of discontinued operations	$31,244,622

Accounts payable and other liabilities	$10,000
Total liabilities of discontinued operations	$10,000
18.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. There were no material subsequent events, other than those described below, that required disclosure in these unaudited interim consolidated financial statements.
In October 2024, the Company entered into a $41.0 million senior secured credit facility with Private Company R, which was fully funded at closing. The loan was originated at a discount of 2.0% and matures November 1, 2027. The loan bears interest at SOFR plus a 7.5% spread, subject to a SOFR floor of 4.5%. The loan is secured by substantially all assets of the borrowers, including a first-lien mortgage on the owned real property and a senior lien against the borrower’s assets, operations and the value of its cannabis licenses. The loan is also guaranteed by certain direct or indirect shareholders of the borrowers. The proceeds of the loan will be used to, among other things, refinance existing debt and provide working capital.
In October 2024, the Company received a prepayment of approximately $0.9 million from Private Company L’s sale of certain collateral assets and a $17.8 thousand prepayment premium.

Index
In November 2024, the Company entered into an agreement to purchase $10.0 million in outstanding principal amount of a senior secured term loan to Subsidiary of Public Company S, a publicly traded operator, at par from a third party lender and the Company expects to settle the transaction in the near future. The third party lender assigned all of its rights and obligations under such loan to the Company. The term loan under the Subsidiary of Public Company S Credit Facility accrues interest at a fixed rate per annum of 9.5% and matures in August 2026.
In November 2024, in connection with its credit facility with Private Company P, the Company entered into a limited waiver and amendment to such facility to waive certain failures by Private Company P to pay monthly cash interest payments when due. In connection with the waiver and amendment, Private Company P will make a cash payment constituting the majority of such missed interest payments of approximately $0.3 million, with the remaining amount due capitalized into the loan balance. Cash interest payments on the facility will restart January 1, 2025.

Index
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”), filed by Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.) (the “Company,” “we,” “us,” and “our”), and the information incorporated by reference in it, or made in other reports, filings with the SEC, press releases contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. Some of the statements contained in this Quarterly Report, other than statements of current or historical facts, are forward-looking statements and are based on our current intent, belief, expectations and views of future events. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results or performance, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “could,” “would,” “will,” “can,” “continuing,” “may,” “aim,” “intend,” “ongoing,” “plan,” “predict,” “potential,” “should,” “seeks,” “likely to” or words or phrases of similar meaning. Specifically, this Quarterly Report includes forward-looking statements regarding (i) the conditions in the adult-use and medicinal cannabis markets and their impact on our business; (ii) our portfolio and strategies for the growth thereof; (iii) our working capital, liquidity and capital requirements; (iv) potential state and federal legislative and regulatory matters; (v) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements and/or those of our borrowers; (vi) our expectations regarding our portfolio companies and their businesses, including demand, sales volume, profitability, and future growth; (vii) the amount, collectability and timing of cash flows, if any, from our loans; (viii) our expected ranges of originations and repayments; and (ix) estimates relating to our ability to make distributions to our shareholders in the future.
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

Index
•the availability of investment opportunities for us within our investment guidelines;
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
•our understanding of our competition;
•market trends in our industry, interest rates, real estate values, the securities markets or the general economy; and
•uncertainties as to the impact of the Spin-Off on our business.
Please see the section entitled “Risk Factors” located in our Annual Report on Form 10-K, filed with the SEC on March 7, 2024 and the risk factor described under Part II, Item 1A of this Quarterly Report on Form 10-Q, for a further discussion of these and other risks and uncertainties which could affect our future results. These forward-looking statements apply only as of the date of this report and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in SEC filings or otherwise.
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
Overview
Advanced Flower Capital Inc. is an institutional lender that was founded in July 2020 by a veteran team of investment professionals. We primarily originate, structure, underwrite, invest in and manage senior secured loans and other types of mortgage loans and debt securities, with a specialization in loans to cannabis industry operators in states that have legalized medical and/or adult-use cannabis. Our investment guidelines primarily relate to deploying capital in attractive lending opportunities to state law-compliant cannabis operators, typically secured by real estate, cash flows and license value.
Our objective is to provide attractive risk-adjusted returns over time through cash distributions and capital appreciation primarily by providing loans to real estate developers and state law compliant cannabis companies. The loans we originate are primarily structured as senior loans typically secured by real estate, equipment, cashflows and the value associated with licenses (where applicable) and/or other assets of the loan parties to the extent permitted by applicable laws and the regulations governing such loan parties. Some of our cannabis-related borrowers have their equity securities listed for public trading on the Canadian Securities Exchange (“CSE”) in Canada and/or over-the-counter (“OTC”) in the United States.
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

Index
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
Our wholly-owned subsidiary, AFCG TRS1, LLC (“TRS1”), operates as a taxable REIT subsidiary (a “TRS”). TRS1 began operating in July 2021. The financial statements of TRS1 are consolidated within our consolidated financial statements.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period. As a result, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies, which may make comparison of our financials to those of other public companies more difficult.
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
Spin-Off
On February 22, 2024, we announced a plan to separate into two independent, publicly traded companies - one focused on providing institutional loans to state law compliant cannabis operators in the U.S., the other an institutional commercial real estate lender focused on the Southern United States. Prior to the Spin-Off, Sunrise Realty Trust, Inc. (“SUNS”) held our CRE portfolio as our wholly-owned subsidiary. On July 9, 2024, we completed the separation of our CRE portfolio through the spin-off of SUNS into an independent, publicly traded REIT (the “Spin-Off”) through a pro-rata distribution of all of the outstanding shares of SUNS common stock to our shareholders of record as of the close of business on July 8, 2024 (the “Record Date”). Our shareholders of record as of the Record Date received one share of SUNS common stock for every three shares of our common stock held as of the Record Date. We retained no ownership interest in SUNS following the Spin-Off. In connection with the Spin-Off, the operating results of the SUNS business through the date of the Spin-Off are reported in net income from discontinued operations, net of tax in the consolidated statements of operations for all periods presented. The related assets and liabilities are reported as assets and liabilities of discontinued operations on the consolidated balance sheets. Cash flows from the Company’s discontinued operations are presented as such in the consolidated statements of cash flows for all periods presented.
Unless otherwise noted, all amounts, percentages and discussion below reflect only the results of operations and financial condition from our continuing operations.

Index
Developments During the Third Quarter September 30, 2024:
Updates to Our Loan Portfolio During the Third Quarter September 30, 2024
In July 2024, we received an approximately $10.0 million principal prepayment and a $0.2 million prepayment premium on our investment in Subsidiary of Public Company M. Following the prepayment, the aggregate outstanding principal balance on our investments in Subsidiary of Public Company M is approximately $2.8 million as of September 30, 2024.
In August 2024, we entered into the fourth amendment to the credit agreement with Private Company J, pursuant to which, we, among other things, amended certain financial covenants and increased the total aggregate commitment by an additional $5.5 million, of which we have funded $3.0 million as of September 30, 2024.
In August 2024, we entered into the second amendment to the credit agreement with Private Company N - Real Estate, which increased the total aggregate commitment by an additional approximately $1.8 million under the terms of the existing credit agreement. We have funded approximately $1.2 million of the increased commitment as of September 30, 2024.
In August 2024, we entered into a $11.0 million senior secured credit facility with Private Company Q. The loan was originated at a discount of 4.0% and matures September 1, 2028. The loan bears interest at SOFR plus an 8.75% spread, subject to a SOFR floor of 5.0%. As of September 30, 2024, approximately $5.2 million was drawn and the remainder is available to be drawn within two years of closing. The loan is secured by substantially all assets of Private Company Q. The proceeds of the loan will be used to, among other things, pay for transactional costs and expenses, general working capital and other general corporate purposes and to fund capital expenditures in accordance with the budget.
In August 2024, we entered into the first amendment to the credit agreement with Private Company P, which amended the interest payable for July 2024 and August 2024 to be paid in kind and payable in cash thereafter.
In September 2024, we purchased $4.6 million of outstanding principal of a third-party syndicate partner’s minority debt as part of the credit agreement with Private Company A for approximately $1.8 million. We now hold approximately $53.8 million of outstanding principal as of September 30, 2024.
In September 2024, we received a voluntary prepayment from Private Company L of approximately $1.5 million, recognizing $45.5 thousand in prepayment premium and $37.9 thousand in exit fees.
Spin-Off
On July 9, 2024, we completed the Spin-Off of SUNS, which held our CRE portfolio, into an independent, publicly traded REIT. See “—Spin-Off” above.
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
During the three and nine months ended September 30, 2024, we sold an aggregate of 1,214,953 shares of our common stock under the Sales Agreement at a weighted average price of $10.39 per share, generating net proceeds of approximately $12.2 million. As of September 30, 2024, the Company’s remaining authorization under the Sales Agreement was approximately $51.0 million.

Index
Dividends Declared Per Share
For the nine months ended September 30, 2024 and 2023, we declared the following cash dividends:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Payment Date	Amount per Share	Total Amount
March 2, 2023	March 31, 2023	April 14, 2023	$0.56	$11.5	million
June 15, 2023	June 30, 2023	July 14, 2023	0.48	9.8	million
September 15, 2023	September 30, 2023	October 13, 2023	0.48	9.8	million
2023 Period Subtotal			$1.52	$31.1	million
March 4, 2024	March 31, 2024	April 15, 2024	$0.48	$9.9	million
June 13, 2024	June 24, 2024	July 15, 2024	0.48	9.9	million
June 27, 2024	July 8, 2024	July 15, 2024	0.15	3.1	million
September 13, 2024	September 30, 2024	October 15, 2024	0.33	7.2	million
2024 Period Subtotal			$1.44	$30.1	million
In connection with the Spin-Off, we declared a one-time dividend of $0.15 per share of our common stock, which was paid on July 15, 2024 to shareholders of record as of July 8, 2024. The aggregate amount of the one-time dividend payment was approximately $3.1 million.
Recent Developments
In October 2024, we entered into a $41.0 million senior secured credit facility with Private Company R, which was fully funded at closing. The loan was originated at a discount of 2.0% and matures November 1, 2027. The loan bears interest at SOFR plus a 7.5% spread, subject to a SOFR floor of 4.5%. The loan is secured by substantially all assets of the borrowers, including a first-lien mortgage on the owned real property and a senior lien against the borrower’s assets, operations and the value of its cannabis licenses. The loan is also guaranteed by certain direct or indirect shareholders of the borrowers. The proceeds of the loan will be used to, among other things, refinance existing debt and provide working capital.
In October 2024, we received a prepayment of approximately $0.9 million from Private Company L’s sale of certain collateral assets and a $17.8 thousand prepayment premium.
In November 2024, we entered into an agreement to purchase $10.0 million in outstanding principal amount of a senior secured term loan to Subsidiary of Public Company S, a publicly traded operator, at par from a third party lender and we expect to settle the transaction in the near future. The third party lender assigned all of its rights and obligations under such loan to us. The term loan under the Subsidiary of Public Company S Credit Facility accrues interest at a fixed rate per annum of 9.5% and matures in August 2026.
In November 2024, in connection with its credit facility with Private Company P, we entered into a limited waiver and amendment to such facility to waive certain failures by Private Company P to pay monthly cash interest payments when due. In connection with the waiver and amendment, Private Company P will make a cash payment constituting the majority of such missed interest payments of approximately $0.3 million, with the remaining amount due capitalized into the loan balance. Cash interest payments on the facility will restart January 1, 2025.
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

Index
The following table provides a reconciliation of GAAP net income to distributable earnings:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$1,383,734	$7,979,875	$17,775,739	$30,140,482
Adjustments to net income:
Stock-based compensation expense	218,643	294,014	1,131,208	705,361
Depreciation and amortization	—	—	—	—
Unrealized (gains) losses or other non-cash items	4,621,702	(787,799)	9,655,396	1,152,810
Increase (decrease) in provision for current expected credit losses(1)	181,370	1,053,398	(1,077,196)	149,637
TRS (income) loss, net of dividends	840,556	1,399,920	1,147,554	(716,684)
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—	—	—
Distributable earnings	$7,246,005	$9,939,408	$28,632,701	$31,431,606
Basic weighted average shares of common stock outstanding	20,684,149	20,324,125	20,493,375	20,315,162
Distributable earnings per basic weighted average share	$0.35	$0.49	$1.40	$1.55
(1) The provision for current expected credit losses above includes approximately zero and $71.9 thousand for the three and nine months ended September 30, 2024, respectively, and zero for the three and nine months ended September 30, 2023, respectively, which is included in the net income from discontinued operations, net of tax financial statement line on the consolidated statement of operations.
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our common stock as of September 30, 2024 and December 31, 2023 was approximately $9.42 and $15.64, respectively. On July 9, 2024, we completed the Spin-Off of SUNS, which had a book value of approximately $114.8 million, or $5.55 per share, on the Distribution Date. In connection with the Spin-Off, we recognized a reduction to additional paid-in capital of approximately $114.8 million related to the transfer of certain assets and liabilities associated with our CRE business to SUNS.
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
Results of Operations for the three and nine months ended September 30, 2024 and 2023
Our net income from continuing operations allocable to our common shareholders for the three and nine months ended September 30, 2024, was approximately $1.2 million and $14.9 million, or $0.05 and $0.71 per basic weighted average common share from continuing operations, respectively, compared to net income from continuing operations allocable to our common shareholders of approximately $8.0 million and $30.1 million, or $0.39 and $1.47 per basic weighted average common share from continuing operations for the three and nine months ended September 30, 2023, respectively.

Index
Interest income decreased approximately $(6.3) million, or (37.8)%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This decrease was driven by lower interest income of approximately ($4.8) million related to Private Company A and Private Company K on nonaccrual status for the third quarter of fiscal year 2024, lower interest income of approximately ($4.1) million related to less capital deployed, partially offset by higher interest income of approximately $1.7 million related to Subsidiary of Private Company G received in cash, higher fee income of approximately $0.4 million driven by the prepayment of our investment in Subsidiary of Public Company M and higher OID income of approximately $0.4 million due to the acceleration of unaccreted OID related to the prepayment of our in investment in Subsidiary of Public Company M during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, respectively. While Subsidiary of Private Company G is currently on nonaccrual and was on nonaccrual for two out of three months in the prior period, cash received exceeded prior year income for this borrower.
Interest income decreased approximately $(10.2) million, or (19.3)%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This decrease was driven by lower interest income of approximately ($13.5) million driven by Subsidiary of Private Company G, Private Company K and Private Company A placed on nonaccrual status during fiscal year 2024, lower interest income of approximately ($4.4) million driven by less capital deployed relating to loan exits and prepayments, partially offset by higher fee income of approximately $3.7 million driven by loan exits and prepayments during the nine months ended September 30, 2024, and higher OID income of approximately $4.0 million due to the acceleration of unaccreted OID of current year loan exits and prepayments during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, respectively.
Interest expense increased approximately $39.8 thousand, or 2.6%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 due to an increase in borrowings on the Revolving Credit Facility.
Interest expense decreased approximately $(27.7) thousand, or (0.6)%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 driven by lower interest incurred on the 2027 Senior Notes due to a weighted average decrease in the 2027 Senior Notes principal outstanding of approximately $(2.5) million, or (2.7)%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This relates to the repurchase of $10.0 million of our 2027 Senior Notes during the nine months ended September 30, 2023. No repurchases took place during the same period in 2024. This is partially offset by an increase in interest expense relating to the Revolving Credit Facility due to an increase in borrowings period over period.
Management fees decreased approximately $(0.2) million, or (22.7)%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 driven by lower outside fees earned and lower equity attributable to the Spin-Off of SUNS completed on July 9, 2024. In connection with the Spin-Off, we recognized a reduction to additional paid-in capital of approximately $114.8 million. Incentive fees decreased approximately $(2.4) million, or (90.4)%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, driven by lower Core Earnings (as defined in the Management Agreement).
Management fees increased approximately $0.1 million, or 3.5%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 driven by lower outside fees earned and offset by lower equity attributable to the Spin-Off of SUNS completed on July 9, 2024. In connection with the Spin-Off, we recognized a reduction to additional paid-in capital of approximately $114.8 million. Incentive fees decreased approximately $(2.3) million, or (28.7)%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, driven by lower Core Earnings (as defined in the Management Agreement).
General and administrative expenses decreased approximately $(0.1) million, or (13.1)%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.
General and administrative expenses decreased approximately $(1.1) million, or (27.7)%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This decrease was primarily due to severance expense incurred during the nine months ended September 30, 2023 attributable to the departure of our former Chief Financial Officer of approximately $0.7 million. No severance expense was incurred during the nine months ended September 30, 2024.
Stock-based compensation decreased approximately $(0.1) million, or (25.6)%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This was driven by accelerated vesting of restricted stock awards in the prior period.

Index
Stock-based compensation increased approximately $0.4 million, or 60.4%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This was driven by additional equity awards granted in January 2024.
Professional fees increased approximately $0.1 million, or 41.3%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Prior to the third quarter of 2024, Spin-Off costs were previously presented within professional fees in the consolidated statements of operations and are now included in the measurement and presentation of discontinued operations for all periods presented.
Professional fees increased approximately $0.1 million, or 8.4%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Prior to the third quarter of 2024, Spin-Off costs were previously presented within professional fees in the consolidated statements of operations and are now included in the measurement and presentation of discontinued operations for all periods presented.
The net change in realized gains (losses) on investments was approximately $1.2 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, driven by the change in realized loss relating to the maturity of our loan to Public Company A without repayment in the prior period.
The net change in realized gains (losses) on investments was approximately $1.1 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, driven by the change in realized losses relating to separate sales of our investment in Subsidiary of Public Company M and realized loss relating to our loan to Public Company A during such periods.
Investments in loans held at fair value are recorded on the trade date at cost, which reflects the amount of principal funded net of any original issue discounts. An unrealized gain arises when the fair value of the loan portfolio exceeds its cost and an unrealized loss arises when the fair value of the loan portfolio is less than its cost. The net change in unrealized gain (loss) of approximately $(4.6) million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and $(9.7) million and $(1.2) million for the nine months ended September 30, 2024 and 2023, respectively, was mainly driven by the sale of our loan with Private Company B with an unrealized loss that was recovered, maturity of our loan with Public Company A with an unrealized loss that was realized, as well as the net change in the valuation of the loans, which was impacted by changes in market yields, revenue multiples, and recovery rates.
The gain (loss) on extinguishment of debt was zero for both the three months ended September 30, 2024 and the three months ended September 30, 2023.
Gain (loss) on extinguishment of debt decreased approximately $(2.0) million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This decrease was driven by the repurchase of $10.0 million of our 2027 Senior Notes during the nine months ended September 30, 2023. No repurchases took place during the same period in 2024.

Index
Provision for Current Expected Credit Losses
The provision for current expected credit losses decreased approximately $(0.9) million, or (82.8)%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The provision for current expected credit losses decreased approximately $(1.3) million, or (867.9)%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The balance as of September 30, 2024 was approximately $25.3 million, or 10.70%, of our total loans held at carrying value and loan receivable held at carrying value balance of approximately $236.3 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $25.1 million and (ii) a liability for unfunded commitments of approximately $0.2 million. The balance as of September 30, 2023 was approximately $14.4 million, or 4.66%, of our total loans held at carrying value and loan receivable held at carrying value balance of approximately $310.1 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $14.3 million and (ii) a liability for unfunded commitments of approximately $0.2 million. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan. The change in the provision for current expected credit losses for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was due to changes in macroeconomic factors, changes to the loan portfolio including new commitments and repayments, borrower payment status, and changes in other data points we use in estimating the reserve.
Loan Portfolio
The table below summarizes our total loan portfolio as of September 30, 2024, unless otherwise specified. Borrower names have been kept confidential due to confidentiality agreement obligations.

Loan Names	Original Funding Date(1)	Loan Maturity	AFC Loan, net of Syndication	% of Total AFC	Principal Balance as of 9/30/2024	Cash Interest Rate	PIK	Fixed/ Floating	Amortization During Term	YTM (2)(3)
Public Co. A - Equipment Loans(4)	8/5/2019	3/31/2025	$4,000,000	1.1%	$2,041,744	12.0%	N/A	Fixed	Yes	8%
Private Co. A(5)	5/8/2020	5/8/2024	85,285,000	24.4%	53,818,300	13.0%	2.5%	Fixed	No	25%
Sub of Private Co. G(6)	4/30/2021	5/1/2026	73,500,000	21.0%	79,215,888	12.5%	N/A	Fixed	No	19%
Private Co. J	8/30/2021	9/1/2025	28,500,000	8.2%	23,258,785	16.8%	2.0%	Floating	Yes	25%
Private Co. K(7)	4/28/2022	5/3/2027	13,229,626	3.8%	12,195,762	16.8%	2.0%	Floating	Yes	25%
Private Co. L	4/20/2022	5/1/2026	42,065,937	12.0%	35,597,486	13.4%	N/A	Floating	Yes	19%
Sub of Public Co. M	8/26/2022	8/27/2025	2,797,527	0.8%	2,797,527	9.5%	N/A	Fixed	No	23%
Private Co. M(8)	7/31/2023	7/31/2026	30,000,000	8.7%	30,499,498	9.0%	N/A	Fixed	Yes	18%
Private Co. N - Real Estate	3/22/2024	4/1/2028	19,327,505	5.6%	18,717,068	12.8%	N/A	Floating	Yes	15%
Private Co. N - Non-Real Estate	3/22/2024	4/1/2028	17,200,000	4.9%	17,200,000	12.8%	N/A	Floating	Yes	15%
Private Co. O	5/20/2024	6/1/2028	7,500,000	2.1%	2,728,647	13.5%	N/A	Floating	Yes	18%
Private Co. P(9)	6/18/2024	7/1/2027	15,126,433	4.3%	15,383,749	13.0%	N/A	Fixed	Yes	16%
Private Co. Q	8/16/2024	9/1/2028	11,000,000	3.1%	5,208,468	13.8%	N/A	Floating	Yes	17%
		Subtotal(10)	$349,532,028	100.0%	$298,662,922	12.9%	0.7%			18%
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

Index
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of September 30, 2024 applied through maturity. Actual results could differ from those estimates and assumptions.
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
(9)Pursuant to the first amendment to the credit agreement entered into in August 2024, interest was paid in kind from July 1, 2024 to August 31, 2024 and then payable in cash thereafter.
(10)The interest and PIK subtotal rates are weighted average rates.
Loans Held for Investment at Fair Value
As of September 30, 2024 and December 31, 2023, our portfolio included one and two loans held at fair value, respectively. The aggregate originated commitment under these loans was approximately $85.3 million and $94.2 million, respectively, and outstanding principal was approximately $53.8 million and $71.9 million as of September 30, 2024 and December 31, 2023, respectively. For the nine months ended September 30, 2024, we funded approximately $4.6 million in new loans and additional principal and received approximately $4.5 million of principal repayments of loans held at fair value and sold $19.3 million of the Company’s investment in Private Company B. As of September 30, 2024 and December 31, 2023, none of our loans held at fair value had floating interest rates.
The following tables summarize our loans held at fair value as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loan	$31,372,174	$50,950,868	$53,818,300	0.0
Total loan held at fair value	$31,372,174	$50,950,868	$53,818,300	0.0

Index

	As of December 31, 2023
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(4)

Senior term loans	$61,720,705	$71,644,003	$71,883,402	0.4
Total loans held at fair value	$61,720,705	$71,644,003	$71,883,402	0.4
(1)Refer to Note 14 to our unaudited interim consolidated financial statements titled “Fair Value”.
(2)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(3)As of September 30, 2024, the maturity date passed on the credit facility with Private Company A without repayment.
(4)Weighted average remaining life is calculated based on the fair value of the loans as of December 31, 2023. As of December 31, 2023, the weighted average remaining life only reflects the remaining life of the Private Company A Credit Facility.
The following table presents changes in loans held at fair value as of and for the nine months ended September 30, 2024:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2023	$71,883,402	$(239,399)	$(9,923,298)	$61,720,705
Change in unrealized gains (losses) on loans at fair value, net	—	—	(9,655,396)	(9,655,396)
New fundings	4,594,027	(2,756,417)	—	1,837,610
Accretion of original issue discount	—	128,384	—	128,384
Loan repayments	(4,509,069)	—	—	(4,509,069)
Sale of loans	(19,284,846)	—	—	(19,284,846)
PIK interest	1,134,786	—	—	1,134,786
Total loans held at fair value at September 30, 2024	$53,818,300	$(2,867,432)	$(19,578,694)	$31,372,174
Loans Held for Investment at Carrying Value
As of September 30, 2024 and December 31, 2023, our portfolio included eleven and nine loans held at carrying value, respectively. As of September 30, 2024 and December 31, 2023, the aggregate originated commitment under these loans was approximately $260.2 million and $333.1 million, respectively, and outstanding principal was approximately $242.8 million and $314.4 million, respectively. During the nine months ended September 30, 2024, we funded approximately $65.5 million of new loans and additional principal, had approximately $48.8 million of principal repayments of loans held at carrying value and sold $90.0 million in the aggregate of our investments in Subsidiary of Public Company H and Subsidiary of Public Company M. As of September 30, 2024 and December 31, 2023, approximately 47% and 84%, respectively, of our loans held at carrying value had floating interest rates. As of September 30, 2024, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 3.6% and quoted at 4.8%.

Index
The following tables summarize our loans held at carrying value as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$242,802,878	$(8,545,836)	$234,257,042	2.0
Total loans held at carrying value	$242,802,878	$(8,545,836)	$234,257,042	2.0

	As of December 31, 2023
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$314,376,929	$(13,111,531)	$301,265,398	2.2
Total loans held at carrying value	$314,376,929	$(13,111,531)	$301,265,398	2.2
(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of September 30, 2024 and December 31, 2023.
The following table presents changes in loans held at carrying value as of and for the nine months ended September 30, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2023	$314,376,929	$(13,111,531)	$301,265,398
New fundings	65,512,166	(2,654,893)	62,857,273
Accretion of original issue discount	—	6,968,926	6,968,926
Loan repayments	(45,237,624)	—	(45,237,624)
Sale of loans	(90,000,000)	251,662	(89,748,338)
PIK interest	1,664,028	—	1,664,028
Loan amortization payments	(3,512,621)	—	(3,512,621)
Total loans held at carrying value at September 30, 2024	$242,802,878	$(8,545,836)	$234,257,042

Index
Loan Receivable Held at Carrying Value
As of September 30, 2024 and December 31, 2023, our portfolio included one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately $2.0 million as of September 30, 2024 and December 31, 2023, respectively.
The following table presents changes in loans receivable as of and for the nine months ended September 30, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2023	$2,041,744	$(1,686)	$2,040,058
Loan repayments	—	—	—
Total loan receivable held at carrying value at September 30, 2024	$2,041,744	$(1,686)	$2,040,058
Collateral Overview
Our loans are typically secured by various types of assets of our borrowers, including real property and certain personal property, such as cashflows and the value associated with licenses (where applicable), equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.
With respect to our loans to cannabis operators, we do not have liens on cannabis inventory and are generally restricted from taking ownership of state licenses by current statutory prohibitions and exchange listing standards. The documents governing our loans also include a variety of provisions intended to provide remedies against the value associated with licenses. For example, some loan documents require a grant of a security interest in all property of the entities holding licenses to the extent not prohibited by applicable law or regulations (or requiring regulatory approval), equity pledges of entities holding licenses, receivership remedies and/or other remedies to secure the value associated with the borrowers’ licenses. Upon default of a loan, we may seek to sell the loan to a third party or have an affiliate or a third party work with the borrower to have the borrower sell collateral securing the loan to a third party or institute a foreclosure proceeding to have such collateral sold, in each case, to generate funds towards the payoff of the loan. While we believe that the appraised value of any real estate assets or other collateral securing our loans may impact the amount of the recovery in each such scenario, the amount of any such recovery from the sale of such real estate or other collateral may be less than the appraised value of such collateral and the sale of such collateral may not be sufficient to pay off the remaining balance on the defaulted loan. Becoming the holder of a license through foreclosure or otherwise, the sale of a license or other realization of the value of licenses requires the approval of regulatory authorities. As of September 30, 2024, our portfolio of assets held outside of TRS1 had a weighted average real estate collateral coverage of approximately 1.0 times our aggregate committed principal amount of such loans, with the real estate collateral coverage for each of our loans measured as of the time of closing for such loan and based on various sources of data available at such time. We calculate our weighted average real estate collateral coverage by estimating the underlying value of our real estate collateral based on various objective and subjective factors, including, without limitation, third-party appraisals, total cost basis of the subject property and/or our own internal estimates.

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
Our net cash provided by operating activities for the nine months ended September 30, 2024 of approximately $19.3 million was less than our dividend payments of $32.8 million made during the same period due to earned OID of $7.1 million and PIK repayments of $5.5 million related to the exits from Private Company I, Private Company C and Private Company B during such period. OID relates to cash withheld by the Company upon funding of its investments and is included under the ‘Supplemental disclosure of non-cash activity’ on the Consolidated Statements of Cash Flows.
As of September 30, 2024 and December 31, 2023, all of our cash was unrestricted and totaled approximately $122.2 million and $90.4 million, respectively.
As of September 30, 2024, we believe that our cash on hand, capacity available under our line of credit and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
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
During the three and nine months ended September 30, 2024, we sold an aggregate of 1,214,953 shares of our common stock under the Sales Agreement at a weighted average price of $10.39 per share, generating net proceeds of approximately $12.2 million. As of September 30, 2024, our remaining authorization under the Sales Agreement was approximately $51.0 million.
Subsequent to September 30, 2024, we sold an aggregate of 70,630 shares of our common stock under the Sales Agreement at a weighted average price of $9.99 per share, generating net proceeds of approximately $0.7 million. As of November 13, 2024, our remaining authorization under the Sales Agreement was approximately $50.3 million.

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
Revolving Credit Facility
On April 29, 2022, we entered into the Revolving Credit Facility. As of September 30, 2024, we had $60.0 million of borrowings outstanding and zero availability under our Revolving Credit Agreement, which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by us and subject to the satisfaction of other conditions provided under the Revolving Credit Facility.
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions, which may be increased to up to $100.0 million in aggregate (subject to available borrowing base and additional commitments), and contains a maturity date of April 29, 2025. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. Upon entering into the Revolving Credit Agreement, we incurred a one-time commitment fee expense of approximately $0.5 million, which is amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears, which is included within interest expense in our unaudited interim consolidated statements of operations. Based on the terms of the Revolving Credit Agreement, our estimated average cash balance will exceed the minimum balance required to waive the unused line fee and as such, we did not incur an unused line fee for the three and nine months ended September 30, 2024.
Our obligations under the Revolving Credit Facility are secured by certain assets of ours comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, we are subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.50 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of us and our subsidiaries. To the best of our knowledge, as of September 30, 2024, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
2027 Senior Notes
On November 3, 2021, we issued $100.0 million in aggregate principal amount of the 2027 Senior Notes. The 2027 Senior Notes accrue interest at a rate of 5.75% per annum. Interest on the 2027 Senior Notes is due semi-annually on May 1 and November 1 of each year, which began on May 1, 2022. The net proceeds from the issuance of the 2027 Senior Notes were approximately $97.0 million, after deducting the initial purchasers’ discounts and commissions and estimated offering fees and expenses payable by us. We used the net proceeds from the issuance of the 2027 Senior Notes (i) to fund loans related to unfunded commitments to existing borrowers, (ii) to originate and participate in commercial loans to companies operating in the cannabis industry that are consistent with our investment strategy and (iii) for working capital and other general corporate purposes. The terms of the 2027 Senior Notes are governed by the Indenture. Under the Indenture governing the 2027 Senior Notes, we are required to cause all of our existing and future subsidiaries to guarantee the 2027 Senior Notes, other than certain immaterial subsidiaries as set forth in the Indenture. TRS1 is currently a subsidiary guarantor under the Indenture.
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
Debt Service
As of September 30, 2024, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.
Cash Flows
Cash provided by (used in) operating, investing and financing activities of continuing operations for the nine months ended September 30, 2024 and 2023 is as follows:

	September 30,
	2024	2023
Net cash provided by (used in) operating activities of continuing operations	$16,064,202	$14,982,587
Net cash provided by (used in) investing activities of continuing operations	$99,298,100	$18,508,853
Net cash (used in) provided by financing activities of continuing operations	$(70,885,129)	$(100,667,506)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations
Net cash provided by operating activities of continuing operations during the nine months ended September 30, 2024 was approximately $16.1 million, compared to approximately $15.0 million for the same period in 2023. The increase of approximately $1.1 million during the nine months ended September 30, 2023 to September 30, 2024 was primarily due to an increase in the change in unrealized (gains) losses on loans held at fair value of approximately $8.5 million, decrease in PIK interest of approximately $6.6 million, decrease in gain (loss) on extinguishment of debt of approximately $2.0 million, increase in interest reserve of approximately $4.1 million, increase in interest receivable of approximately $1.6 million, partially offset by a decrease in net income from continuing operations of approximately $(15.3) million, decrease in accrued management and incentive fees of approximately $(2.2) million, increase in provision for current expected credit losses of approximately $(1.3) million and increase in OID accretion of approximately $(2.7) million, respectively.

Index
Net Cash Provided by (Used in) Investing Activities of Continuing Operations
Net cash provided by investing activities of continuing operations during the nine months ended September 30, 2024 was approximately $99.3 million, compared to approximately $18.5 million for the same period in 2023. The increase in net cash provided by investing activities of approximately $80.8 million during the nine months ended September 30, 2023 to September 30, 2024 was primarily due to an decrease in issuance and fundings on loans of approximately $1.7 million, an increase in proceeds from the sale of loans of approximately $74.7 million and an increase in principal repayments of loans of approximately $3.3 million, respectively.
Net Cash Provided by (Used in) Financing Activities of Continuing Operations
Net cash used in financing activities of continuing operations during the nine months ended September 30, 2024 was approximately $(70.9) million, compared to approximately $(100.7) million for the same period in 2023. The decrease of approximately $29.8 million during the nine months ended September 30, 2023 to September 30, 2024 was primarily due to an increase in borrowings on the Revolving Credit Facility of $164.0 million, offset by an increase in repayments on the Revolving Credit Facility of $(86.0) million, an increase in proceeds from the ATM program of $12.3 million, a decrease in repayments of the 2027 Senior Notes of approximately $7.7 million, and an increase in cash distributions in connection with the Spin-Off of SUNS of approximately $(67.9) million, respectively.
Cash provided by (used in) operating, investing and financing activities of discontinued operations for the nine months ended September 30, 2024 and 2023 is as follows:

	September 30,
	2024	2023
Net cash provided by (used in) operating activities of discontinued operations	$3,271,445	$7,767
Net cash (used in) provided by investing activities of discontinued operations	$(47,211,339)	$—
Net cash provided by (used in) financing activities of discontinued operations	$—	$—
Net Cash Provided by (Used in) Operating Activities of Discontinued Operations
Net cash provided by operating activities of discontinued operations during the nine months ended September 30, 2024 was approximately $3.3 million, compared to approximately $7.8 thousand for the same period in 2023. The increase of approximately $3.3 million during the nine months ended September 30, 2023 to September 30, 2024 was primarily due to an increase in net income from discontinued operations of $2.9 million and changes in working capital of $0.3 million, respectively.
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations
Net cash used in investing activities of discontinued operations during the nine months ended September 30, 2024 was approximately $(47.2) million, compared to net cash provided by investing activities of zero for the same period in 2023. The decrease of net cash used in investing activities of discontinued operations was primarily due to the issuance and fundings on loans of approximately $67.3 million, offset by principal repayments of loans of $15.1 million, respectively.
Net Cash Provided by (Used in) Financing Activities of Discontinued Operations
There were no cash flows related to financing activities of discontinued operations during the nine months ended September 30, 2024 and 2023.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of September 30, 2024 are as follows:

	As of September 30, 2024
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$13,739,804	$5,791,532	$610,437	$—	$20,141,773
Total	$13,739,804	$5,791,532	$610,437	$—	$20,141,773

Index
As of September 30, 2024, all unfunded commitments were related to our total loan commitments and were available for funding in less than four years.
We also had the following contractual obligations as of September 30, 2024 relating to the 2027 Senior Notes:

	As of September 30, 2024
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations(1)	$5,175,000	$100,350,000	$—	$—	$105,525,000
Total	$5,175,000	$100,350,000	$—	$—	$105,525,000
(1) Amounts include projected interest payments during the period based on interest rates in effect as of September 30, 2024.
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

Index
Critical Accounting Policies and Estimates
As of September 30, 2024, there were no significant changes in or changes in the application of our critical accounting policies or estimates from those presented in our Annual Report on Form 10-K.
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
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our consolidated balance sheet. As of September 30, 2024 and December 31, 2023, one and two of our loans held for investment were carried at fair value within loans held at fair value in our consolidated balance sheets, respectively, with changes in fair value recorded through earnings.
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
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Alternative valuation methodologies may be used as appropriate, and can include a market analysis, income analysis, or recovery analysis. Changes in market yields, revenue multiples, and recovery rates may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, while a decrease in revenue multiples and recovery rates may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of September 30, 2024, a decrease of 50 bps or increase of 50 bps of the market yield would have resulted in a change in unrealized gain (loss) of approximately $0.3 million and $(0.3) million, respectively. As of September 30, 2024, we had seven floating-rate loans, representing approximately 38% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates included one-month SOFR subject to a weighted average floor of 3.6% and quoted at 4.8%. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $1.1 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $(0.4) million.
Interest Rate Cap Risk
Through our Manager, we originate both fixed and floating rate loans. These are assets in which the loans may be subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset’s interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements may not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our floating-rate assets would effectively be limited. In addition, floating-rate assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of cash income from such assets in an amount that is less than the amount that we would need to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.
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
Our loan portfolio as of September 30, 2024 was concentrated with the top three borrowers representing approximately 56.5% of the aggregate outstanding principal balances and approximately 57.5% of the total loan commitments. Additionally, the industry is experiencing significant consolidation, which we expect to increase, among cannabis operations and certain of our borrowers may combine, increasing the concentration of our borrower portfolio with those consolidated operators. Our largest credit facility represented approximately 26.5% of the aggregate outstanding principal balances of our portfolio and approximately 21.0% of our total loan commitments as of September 30, 2024. The borrower under this credit facility is a Subsidiary of Private Company G, a multi-state operator with real estate assets in several states, certain of which have been included as collateral in connection with the senior term loan. Our portion of the senior term loan provided to such borrower has a principal amount of $79.2 million outstanding as of September 30, 2024, which is fully funded. This senior term loan accrues interest at a fixed rate of 12.5%, a minimum portion of which is payable in cash pursuant to the excess cash flow sweep, and the remainder of which, if any, is paid in kind.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of September 30, 2024, we were not subject to any material legal proceedings.
Item 1A. Risk Factors
Except as disclosed below, during the quarter ended September 30, 2024, there were no material changes to the Risk Factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report for the fiscal year ended December 31, 2023.
Maintenance of our exemption from registration under the Investment Company Act may impose significant limits on our operations. Your investment return in our common stock may be reduced if we are required to register as an investment company under the Investment Company Act.
We intend to conduct our operations so that (i) we will be exempt from the provisions of the Investment Company Act pursuant to an exemption contained in Section 3(c)(5)(C) thereunder and (ii) any wholly owned or majority owned subsidiary does not come within the definition of an investment company or will be exempt from the provisions of the Investment Company Act pursuant to an exemption contained in Section 3(c)(1), 3(c)(5) or 3(c)(7) thereunder. The Investment Company Act provides certain protection to investors and imposes certain restrictions on registered investment companies (including, for example, limitations on the ability of registered investment companies to incur leverage), none of which will be applicable to us.

Index
The exemption contained in Section 3(c)(5)(C) is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” On the basis of no-action letters and interpretive guidance provided by the SEC and its staff, this exemption generally requires that at least 55% of an entity’s assets be comprised of qualifying assets and at least 80% of such entity’s assets be comprised of qualifying assets and real estate-related assets (and no more than 20% of such entity’s assets may be comprised of non-qualifying or non-real estate-related assets). “Qualifying assets” for this purpose include, for example, certain mortgage loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as interpreted by the SEC staff in various no-action letters and other SEC interpretive guidance. Investments that do not satisfy the “qualifying asset” conditions set forth in the relevant SEC staff no-action letters and other guidance, may be classified as real estate-related or non-real estate-related assets, depending upon applicable SEC guidance, if any. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, and mezzanine loans may not constitute qualifying assets and therefore our investments in these types of assets may be limited.
We classify our assets for purposes of our Section 3(c)(5)(C) exemption based upon no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. These no-action positions are based on specific factual situations that may be substantially or entirely different from the factual situations we may face and a number of these no-action positions were issued more than twenty years ago. There may be no guidance from the SEC or its staff that applies directly to our factual situations and as a result we may have to apply SEC staff guidance that relates to other factual situations by analogy. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of the Investment Company Act and/or adjust our strategy accordingly. If we are required to reclassify our assets, we may no longer be in compliance with the exemption from the definition of an investment company provided by Section 3(c)(5)(C) of the Investment Company Act. Any additional guidance from the SEC or its staff could further inhibit our ability to pursue our chosen strategies.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Index
Item 6.     Exhibits

Exhibit No.	Description of Exhibits
2.1
Separation and Distribution Agreement, dated as of July 8, 2024, by and between Advanced Flower Capital Inc. (formerly known as AFC Gamma, Inc.) and Sunrise Realty Trust, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on July 8, 2024 and incorporated herein by reference).

3.1
Articles of Amendment and Restatement of Advanced Flower Capital Inc. (formerly known as AFC Gamma, Inc.) (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).

3.1A	Articles of Amendment, dated March 10, 2022 (filed as Exhibit 3.1A to the Company’s Annual Report on Form 10-K on March 10, 2022 and incorporated herein by reference).
3.1B	Articles of Amendment, dated October 22, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on October 22, 2024 and incorporated herein by reference).
3.2
Second Amended and Restated Bylaws of Advanced Flower Capital Inc. (formerly known as AFC Gamma, Inc.) (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on October 22, 2024 and incorporated herein by reference).

4.2
Indenture, dated as of November 3, 2021, by and between Advanced Flower Capital Inc. (formerly known as AFC Gamma, Inc.) and TMI Trust Company, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on November 3, 2021 and incorporated herein by reference).

4.3	Form of 5.750% Senior Notes due 2027 (included in Exhibit 4.2).
10.1E
Fifth Amendment to Amended and Restated Management Agreement, dated February 22, 2024 by and between Advanced Flower Capital Inc. (formerly known as AFC Gamma, Inc.) and AFC Management, LLC (filed as Exhibit 10.1E to the Company’s Current Report on Form 8-K on February 22, 2024 and incorporated herein by reference).

10.2
Tax Matters Agreement, dated as of July 8, 2024, by and between Advanced Flower Capital Inc. (formerly known as AFC Gamma, Inc.) and Sunrise Realty Trust, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 8, 2024 and incorporated herein by reference).

10.7B†
Amendment Number Two to Loan and Security Agreement, dated July 18, 2024, by and among Advanced Flower Capital Inc. (formerly known as AFC Gamma, Inc.), the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto (filed as Exhibit 10.7B to the Company’s Quarterly Report on Form 10-Q on August 7, 2024 and incorporated herein by reference).

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

* Filed herewith
** Furnished herewith
† The registrant has omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K because such portions are both (i) not material and (ii) the type of information that the registrant customarily and actually treats as private and confidential.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2024
ADVANCED FLOWER CAPITAL INC.

	By:	/s/ Daniel Neville
Daniel Neville
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brandon Hetzel
Brandon Hetzel
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)