Form 10-K
period 2024-12-31
Advanced Flower Capital Inc.
filed 2025-03-13
CIK 1822523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to (§240.10D-1(b)). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The approximate aggregate market value of 16,543,003 shares of voting common stock held by non-affiliates of the registrant, as of June 30, 2024, based upon the last sale price reported on the Nasdaq Stock Market (the “Nasdaq”) was $201,813,884, which does not reflect the market value of the Company after the Spin-Off (as defined below) of Sunrise Realty Trust, Inc., which was completed on July 9, 2024. The determination of affiliate status is solely for the purpose of this report and shall not be construed as an admission for the purposes of determining affiliate status.

Class	Outstanding at March 1, 2025
Common stock, $0.01 par value per share	22,596,007
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2025) are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”), filed by Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.) (the “Company,” “AFC”, “we,” “us,” and “our”), and the information incorporated by reference herein, or made in other reports, filings with the SEC, and press releases contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. These forward-looking statements are based on our current intent, belief, expectations and views of future events. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results or performance, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “could,” “would,” “will,” “can,” “continuing,” “may,” “aim,” “intend,” “ongoing,” “plan,” “predict,” “potential,” “should,” “seeks,” “likely to” or words or phrases of similar meaning. Specifically, this Annual Report includes forward-looking statements regarding (i) our portfolio and strategies for the growth of our cannabis industry lending business; (ii) our working capital, liquidity and capital requirements; (iii) potential state and federal legislative and regulatory matters; (iv) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements and/or those of our borrowers; (v) the amount, collectability and timing of cash flows, if any, from our loans; (vi) our expected ranges of originations and repayments; (vii) estimates relating to our ability to make distributions to our shareholders in the future; and (viii) our investment strategy.
These forward-looking statements reflect management’s current views about future events, and are subject to risks, uncertainties and assumptions. Our actual results may differ materially from the future results and events expressed or implied by the forward-looking statements. Key factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:
•our business and investment strategy;
•the ability of our Manager to locate suitable loan opportunities for us and to monitor and actively manage our portfolio and implement our investment strategy;
•our expectations for origination targets and repayments;
•our ability to obtain our target mix of loan and collateral types with our expected ranges of yields;
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
•the state of the U.S. economy generally or in the specific geographic regions in which we operate, including as a result of the impact of natural disasters;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•the amount, collectability and timing of our cash flows, if any, from our loans;
•our ability to obtain and maintain competitive financing arrangements;
•our ability to achieve expected leverage;
•changes in the value of our loans;
•losses that may arise due to the concentration of our portfolio in a limited number of loans and borrowers;
•our investment and underwriting process;
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
•our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the “Investment Company Act”);
•our ability to qualify and maintain our qualification as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes;
•estimates relating to our ability to make distributions to our shareholders in the future;
•our understanding of our competition;
•market trends in our industry, interest rates, real estate values, the securities markets or the general economy; and
•uncertainties as to the impact of the Spin-Off on our business.
The above list of factors is not exhaustive or necessarily in order of importance.
See “Item 1A. Risk Factors” within this Annual Report on Form 10-K for further discussion of these and other risks and uncertainties which could affect our future results. These forward-looking statements apply only as of the date of this Annual Report and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by applicable law.

PART I
Item 1.    Business
The following description of the business of Advanced Flower Capital Inc. should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024.
Unless the context otherwise requires, the terms “AFC,” “we,” “us” or “our” refers to Advanced Flower Capital Inc.
Overview
Advanced Flower Capital Inc. is an institutional lender that was founded in July 2020 by a veteran team of investment professionals. We primarily originate, structure, underwrite, invest in and manage senior secured loans and other types of mortgage loans and debt securities, with a specialization in loans to cannabis industry operators in states that have legalized medical and/or adult-use cannabis. Our investment guidelines primarily relate to deploying capital in attractive lending opportunities to state law-compliant cannabis operators, typically secured by real estate, equipment, cash flows and license value.
Our objective is to provide attractive risk-adjusted returns over time through cash distributions and capital appreciation primarily by providing loans to state law compliant cannabis companies. The loans we originate are primarily structured as senior loans typically secured by real estate, equipment, cash flows and the value associated with licenses (where applicable) and/or other assets of the loan parties to the extent permitted by applicable laws and the regulations governing such loan parties. Some of our cannabis-related borrowers have their equity securities listed for public trading on the Canadian Securities Exchange (“CSE”) in Canada and/or over-the-counter (“OTC”) in the United States.
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
We have elected to be taxed as a REIT under Section 856 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2020. We believe that we have qualified as a REIT and that our current and proposed method of operation will enable us to continue to qualify as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us continuing to satisfy numerous asset, income and distribution tests, which in turn depends, in part, on our operating results and ability to obtain financing. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940.
Our wholly-owned subsidiary, AFCG TRS1, LLC (“TRS1”), operates as a taxable REIT subsidiary (a “TRS”). TRS1 began operating in July 2021. The financial statements of TRS1 are consolidated within our consolidated financial statements.
Spin-Off
On February 22, 2024, we announced a plan to separate into two independent, publicly traded companies. Prior to the Spin-Off, Sunrise Realty Trust, Inc. (“SUNS”) held our commercial real estate (“CRE”) portfolio as our wholly-owned subsidiary. On July 9, 2024, we completed the separation of our CRE portfolio through the spin-off of SUNS into an independent, publicly traded REIT (the “Spin-Off”) through a pro-rata distribution of all of the outstanding shares of SUNS common stock to our shareholders of record as of the close of business on July 8, 2024 (the “Record Date”). Our shareholders of record as of the Record Date received one share of SUNS common stock for every three shares of our common stock held as of the Record Date. We retained no ownership interest in SUNS following the Spin-Off. In connection with the Spin-Off, the operating results of the SUNS business through the date of the Spin-Off are reported in net income from discontinued operations, net of tax in the consolidated statements of operations for all periods presented. The related assets and liabilities are reported as assets and liabilities of discontinued operations on the consolidated balance sheets. Cash flows from the Company’s discontinued operations are presented as such in the consolidated statements of cash flows for all periods presented.
Unless otherwise noted, all amounts, percentages and discussion below reflect only the results of operations and financial condition from our continuing operations.
Our Competitive Strengths
Our investment guidelines focus on investments in first and second lien loans, typically secured by mortgages and other security interests, to cannabis operators in states that have legalized medical and/or adult use cannabis. As states continue to legalize cannabis for medical and adult-use, an increasing number of companies operating in the cannabis industry need financing. Due to the current capital constrained cannabis market, which does not typically have access to traditional bank financing, we believe we continue to be well positioned to act as a prudent financing source to cannabis industry operators given our stringent underwriting criteria, size and scale of operations and institutional infrastructure, as well as the following factors:
Experienced Management Team: Our Manager administers our business activities and day-to-day operations subject to the overall supervision of our Board of Directors (the “Board”). Our Manager’s team is comprised of professionals with extensive and diverse expertise and significant finance industry experience. We believe that the length and breadth of this team’s financing experience and its ability to source and execute a wide variety of loans is one of our significant competitive advantages.
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
Underlying Collateral: Our loans are primarily secured by real property and certain personal property, including by the cash flows and the value associated with licenses (where applicable), equipment, and other assets to the extent permitted by applicable laws, and the regulations governing our borrowers and our intention to qualify as a REIT. As of December 31, 2024, our portfolio of assets held outside of TRS1 had a weighted average real estate collateral coverage of approximately 1.0 times our aggregate committed principal amount of such loans, with the real estate collateral coverage for each of our loans measured as of the time of closing for such loan and based on various sources of data available at such time.
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
Significant Management Investment: Leonard M. Tannenbaum, our Chairman of the Board, made an equity investment of approximately $47.8 million in August 2020, which included a combination of cash and a transfer of loan assets at fair value plus accrued and unpaid interest, in exchange for 3,342,500 shares of our common stock.
Our Portfolio
For information about our investment portfolio (our “Existing Portfolio”), see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investment Portfolio” and the notes to our consolidated financial statements included in this Annual Report.

Collateral Overview
Our loans are typically secured by various types of assets of our borrowers, including real property and certain personal property, such as cash flows and the value associated with licenses (where applicable), equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.
With respect to our loans to cannabis operators, we do not have liens on cannabis inventory and are generally restricted from taking ownership of state licenses by current statutory prohibitions and exchange listing standards. The documents governing our loans also include a variety of provisions intended to provide remedies against the value associated with licenses. For example, some loan documents require a grant of a security interest in all property of the entities holding licenses to the extent not prohibited by applicable law or regulations (or requiring regulatory approval), equity pledges of entities holding licenses, receivership remedies and/or other remedies to secure the value associated with the borrowers’ licenses. Upon default of a loan, we may seek to sell the loan to a third party or have an affiliate or a third party work with the borrower to have the borrower sell collateral securing the loan to a third party or institute a foreclosure proceeding to have such collateral sold, in each case, to generate funds towards the payoff of the loan. While we believe that the appraised value of any real estate assets or other collateral securing our loans may impact the amount of the recovery in each such scenario, the amount of any such recovery from the sale of such real estate or other collateral may be less than the appraised value of such collateral and the sale of such collateral may not be sufficient to pay off the remaining balance on the defaulted loan. Becoming the holder of a license through foreclosure or otherwise, the sale of a license or other realization of the value of licenses requires the approval of regulatory authorities. As of December 31, 2024, our portfolio of assets held outside of TRS1 had a weighted average real estate collateral coverage of approximately 1.0 times our aggregate committed principal amount of such loans, with the real estate collateral coverage for each of our loans measured as of the time of closing for such loan and based on various sources of data available at such time. We calculate our weighted average real estate collateral coverage by estimating the underlying value of our real estate collateral based on various objective and subjective factors, including, without limitation, third-party appraisals, total cost basis of the subject property and/or our own internal estimates.
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
Our Loan Origination Pipeline
As of March 1, 2025, our loan origination pipeline consisted of potential new loans to state law compliant cannabis operators representing prospective total loan commitments of approximately $383 million. From January 1, 2020 to March 1, 2025, members of our management team, provided by our Manager, and the members of the investment committee of our Manager (the “Investment Committee”), who advise on our investments and operations, sourced over $20.6 billion of loans across the cannabis industry in various states while maintaining a robust pipeline of potentially actionable opportunities. We are in various stages of our evaluation process with respect to these loans. We identify appropriate loans from our origination pipeline based on investment criteria factors such as, among other things, the prospective borrower’s financial performance, loan size, proposed sources and uses and location, at which point we may issue an indication of interest or non-binding term sheet and, if mutually agreeable, enter into a non-binding term sheet or non-binding syndication commitment letter with the prospective borrower.

We are currently completing our underwriting process and negotiating definitive loan documents for each of the potential loan investments related to our active fully-executed, non-binding term sheets and fully-executed, non-binding syndication commitment letters. The potential loans remain subject to satisfactory completion of our underwriting and due diligence processes, definitive documentation and final approval by the Investment Committee, as applicable. As a result, no assurance can be given that any of these potential loans will close on the currently contemplated terms or at all. We intend to fund these potential loans using unused borrowing capacity under our senior secured revolving credit facility (as amended from time to time, the “Revolving Credit Facility”), obtained under the Loan and Security Agreement (the “Revolving Credit Agreement”) and unsecured revolving credit facility (the “AFCF Credit Facility”), by and among the Company, as borrower, the lenders party thereto from time to time, and AFC Finance, LLC, as agent and lender, net proceeds of future debt or equity offerings, including in connection with our at-the-market offering program (the “ATM Program”), existing cash and/or, depending upon the timing of closing, or net proceeds from loan repayments.
Our Leadership
Leonard M. Tannenbaum, our Chairman, has over 30 years of investment management experience. He has taken four other entities public and has managed several externally-managed investment vehicles with approximately $5.0 billion of assets under management in the aggregate. During his career, Mr. Tannenbaum has underwritten over 400 loans with over $10.0 billion in principal value. Daniel Neville, our Chief Executive Officer, has over 15 years of experience in finance. Prior to joining AFC in November 2023, Mr. Neville previously served as the Chief Financial Officer of Ascend Wellness Holdings, Inc. Robyn Tannenbaum, our President and Chief Investment Officer, has over 15 years of experience in finance, capital market transactions and investor relations. Brandon Hetzel, our Chief Financial Officer and Treasurer, has over 15 years of experience in accounting and finance.
Our Manager and Our Management Agreement
We are externally managed and advised by our Manager, a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and an affiliate of Mr. Tannenbaum, Mrs. Tannenbaum and Mr. Neville. Each of our officers is employed by our Manager and certain of our officers are members of AFC’s Investment Committee.
Our Manager’s team is comprised of professionals with extensive and diverse expertise and significant financing industry experience. Members of the Investment Committee of our Manager and the investment personnel provided by our Manager have approximately 80 years of combined investment management experience and are a valuable resource to us. Our Manager, its affiliates and the members of our Investment Committee have managed several externally-managed vehicles in cannabis-related assets. Our Manager’s Investment Committee is comprised of Leonard M. Tannenbaum, Robyn Tannenbaum, Daniel Neville, and Bernard D. Berman.
The Manager is a wholly-owned subsidiary of Castleground Holdings LLC (f/k/a Advanced Flower Capital Management, LLC) (the “Parent Manager”). As of December 31, 2024, certain officers have ownership in the outstanding equity of the Parent Manager, including Leonard Tannenbaum, Chairman of the Board, Robyn Tannenbaum, President and Chief Investment Officer, Bernard Berman, a member of the Company’s Investment Committee, and Daniel Neville, Chief Executive Officer.
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
Pursuant to the Management Agreement, upon the date on which our equity equals or exceeds $1,000,000,000, we may, at our election, provide our Manager with a written offer for an internalization transaction in which our Manager will contribute all of its assets to us, or in the alternative, the equity owners of our Manager will contribute 100% of the outstanding equity interest in our Manager to us. If the offer price of such internalization transaction has not been agreed prior to the date that is the three-month anniversary of the date on which our equity equals or exceeds $1,000,000,000, then we shall have the right, but not the obligation, to consummate such internalization transaction, effective as of such date, at an internalization price equal to five times the sum of (i) the annual base management fee received by our Manager (the “Base Management Fee”) (without giving effect to any Base Management Fee Rebate (as defined below)), (ii) the annual incentive compensation the Manager is entitled to receive (the “Incentive Compensation”) and (iii) the aggregate amount of any other fees (the “Outside Fees”) less the Base Management Fee Rebate, in each case, earned by our Manager during the 12-month period immediately preceding the most recently completed fiscal quarter.
For a summary of compensation paid to our Manager for the years ended December 31, 2024 and 2023, see Note 15 to our consolidated financial statements in this Annual Report for more information.
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
On February 22, 2024, we entered into an amendment to our Management Agreement between us and our Manager. Pursuant to the amendment, the Management Agreement was amended to update the investment guidelines to focus on our investments in first and second lien loans, typically secured by mortgages and other security interests, to cannabis operators in states that have legalized medical and/or adult use cannabis. Therefore, the investment guidelines were amended such that loans and investments made in respect of (x) first lien or second lien loans secured by mortgages or mezzanine loans to commercial real estate owners, operators and related businesses and (y) the ownership of non-cannabis related commercial real estate assets, were removed and are no longer permitted by the investment guidelines. We and our Manager have agreed that this amendment became effective upon the completion of the Spin-Off.
Indemnification and Liability
Our Management Agreement provides for customary indemnification of our Manager and its affiliates, and certain of our and their respective members, shareholders, managers, partners, trustees, personnel, officers, directors, employees, consultants and Sub-Managers, as applicable. Additionally, we have entered into indemnification agreements with the members of the Investment Committee provided by our Manager that provide for indemnification and advance of expenses to the maximum extent permitted by Maryland law, subject to certain standards to be met and certain other limitations and conditions as set forth in such indemnification agreements. We also carry directors and officers insurance. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practice; however, our insurance coverage may not be sufficient to cover all of our losses. The Management Agreement also provides that our Manager, its affiliates, and any of their respective members, shareholders, managers, partners, trustees, personnel, officers, directors, employees, consultants and any person providing sub-advisory services to our Manager (collectively, the “Manager Parties”) will not be liable to us for acts or omissions performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the relevant Management Agreement.
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
Investment Guidelines
We have adopted investment guidelines (the “Investment Guidelines”) which require us and our Manager to abide by certain investment strategies which include, but are not limited to: (i) not making loans that would cause us to fail to qualify as a REIT, or that would cause us to be regulated as an investment company under the Investment Company Act; (ii) not making loans that would cause us to violate any law, rule or regulation of any applicable governmental body or agency (excluding the federal prohibition under the CSA (defined below) of the cultivation, processing, sale or possession of cannabis or parts of cannabis including the sale or possession of cannabis paraphernalia, advertising the sale of cannabis, products containing cannabis or cannabis paraphernalia, or controlling or managing real estate on which cannabis is trafficked, as long as such investments are in compliance with applicable state law) or any applicable securities exchange or that would otherwise not be permitted by our governing documents; (iii) requiring the approval of the Investment Committee for all investments made by us; and (iv) until appropriate loans that align with our overall investment strategy are identified, permitting our Manager to cause us to invest our available cash in interest-bearing, short-term investments, including money market accounts or funds, commercial mortgage backed securities and corporate bonds, debt and equity interests of real estate investment trusts and other investments, subject to the requirements for our qualification as a REIT.
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
Manager Succession Plan
The members of our Manager have delegated the management of the business and affairs of our Manager to Mrs. Tannenbaum, as manager (the “Managing Member”). Pursuant to our Manager’s operating agreement, the Managing Member will hold office until such Managing Member resigns or is removed pursuant to our Manager’s operating agreement. The Managing Member shall be automatically removed as such in the event of his or her death, permanent physical or mental disability. Upon the resignation or removal of Mrs. Tannenbaum as the Managing Member, the members of our Manager will appoint Mr. Tannenbaum as the Managing Member.
Co-Investments
From time to time, we may co-invest with other investment vehicles managed by our Manager or its affiliates, including our Manager, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. We are not obligated to provide, nor have we provided, any financial support to the other managed investment vehicles. As such, our risk is limited to the carrying value of its investment in any such loan. As of December 31, 2024, there were two co-invested loans held by us and our affiliates.
Certain investment opportunities in loans, which may be suitable for us, may also be suitable for other accounts, private funds, pooled investment vehicles or other entities managed or advised, directly or indirectly, by our Manager, Mr. Tannenbaum or Mrs. Tannenbaum, or any of their or our respective affiliates or entities in which any such person is an executive, in each case (such accounts, private funds, pooled investment vehicles and other entities, collectively, the “Ancillary Entities”), and, subject to compliance with our Manager’s Conflict of Interest Policy, our related persons transaction policy, our code of business conduct and ethics and applicable regulatory considerations, our Manager may allocate such loans and participate in such loans on behalf of Ancillary Entities under such allocation process as our Manager deems reasonable under the circumstances in good faith. Additionally, subject to the foregoing policies, codes and considerations, our Manager or its affiliates, including AFC Agent LLC (“AFC Agent”), may from time to time serve as administrative agent to the lenders under our co-investments, which as of December 31, 2024 include Private Company A and Subsidiary of Private Company G.
AFC Agent, an entity wholly-owned by Mr. and Mrs. Tannenbaum, serves as the administrative agent to all respective lenders under the majority of our credit facilities. We do not pay any consideration to AFC Agent for its services as administrative agent under such credit facilities, though it does receive fees from the borrowers under certain credit facilities.
Management Compensation
Our Manager manages our day-to-day affairs. The following table summarizes all of the compensation, fees and expense reimbursement that we pay to our Manager under our Management Agreement:

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
For additional information, see “Management Compensation—Base Management Fees.”
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
For additional information, see “Management Compensation—Base Management Fees.”
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
For additional information, see “Management Compensation—Incentive Compensation” and “Management Compensation—Incentive Compensation—Incentive Compensation Clawback.”
Quarterly in arrears in cash.

Expense Reimbursement
We pay all of our costs and expenses and reimburse our Manager or its affiliates for expenses of our Manager and its affiliates paid or incurred on our behalf, excepting only those expenses that are specifically the responsibility of our Manager pursuant to our Management Agreement. Pursuant to our Management Agreement, we reimburse our Manager or its affiliates, as applicable, for our fair and equitable allocable share of the compensation, including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) subject to review by the Compensation Committee of our Board, our Manager’s personnel serving as our Chief Executive Officer (except when the Chief Executive Officer serves as a member of the Investment Committee prior to the consummation of an internalization transaction of our Manager by us), General Counsel, Chief Compliance Officer, Chief Financial Officer, Chief Marketing Officer, Managing Director and any of our other officers, based on the percentage of his or her time spent devoted to our affairs and (ii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing our affairs, with the allocable share of the compensation of such personnel described in this clause (ii) being as reasonably determined by our Manager to appropriately reflect the amount of time spent devoted by such personnel to our affairs. The service by any personnel of our Manager and its affiliates as a member of the Investment Committee will not, by itself, be dispositive in the determination as to whether such personnel is deemed “investment personnel” of our Manager and its affiliates for purposes of expense reimbursement. Prior to the consummation of our IPO, we were not obligated to reimburse our Manager or its affiliates, as applicable, for any compensation paid to Mr. Tannenbaum, Mr. Jonathan Kalikow, a former director and officer of the Company, or Mrs. Tannenbaum. For the year ended December 31, 2024, our Manager did not seek reimbursement for our allocable share of Mr. Tannenbaum’s compensation, but did seek reimbursement for our allocable share of Mrs. Tannenbaum’s compensation. For the year ended December 31, 2023, our Manager did not seek reimbursement for our allocable share of Mr. Kalikow and Mr. Tannenbaum’s compensation, but did seek reimbursement for our allocable share of Mrs. Tannenbaum’s compensation.
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
For additional information, see “Management Compensation—Termination Fee.”
Upon specified termination in cash.
General
Under our Management Agreement, we pay a Base Management Fee and Incentive Compensation to our Manager. Upon the consummation of our IPO, our Management Agreement was amended and restated to revise the Base Management Fee and Incentive Compensation payable to our Manager as specified below. Any compensation previously earned by our Manager for services rendered prior to the consummation of our IPO was calculated and payable pursuant to the terms of, and in accordance with, our Management Agreement as in effect prior to the consummation of our IPO. Pursuant to our Management Agreement, we are also obligated to reimburse our Manager or its affiliates for certain expenses of our Manager and its affiliates paid or incurred on our behalf. We may also grant equity-based awards and incentives to our Manager and other eligible awardees under our 2020 Stock Incentive Plan (the “2020 Plan”) from time to time. During the years ended December 31, 2024 and 2023, our Manager earned a Base Management Fee of approximately $3.6 million and $3.7 million respectively, which was net of a Base Management Fee Rebate of approximately $0.9 million and $1.7 million, respectively. The Incentive Compensation fee payable to our Manager for the years ended December 31, 2024 and 2023 was approximately $6.8 million and $10.4 million, respectively.
Summary Compensation and Expenses Reimbursement Table

	Years ended December 31,
	2024	2023

Management fees	$4,541,310	$5,395,617
Less: outside fees earned	(947,969)	(1,693,133)
Base management fees	3,593,341	3,702,484
Incentive fees earned	6,768,480	10,361,821
General and administrative expenses reimbursable to Manager	2,914,256	3,590,594
Total	$13,276,077	$17,654,899
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
Expense Reimbursement
We pay all of our costs and expenses and reimburse our Manager and/or its affiliates for expenses of our Manager and/or its affiliates paid or incurred on our behalf, excepting only those expenses that are specifically the responsibility of our Manager pursuant to our Management Agreement. Pursuant to our Management Agreement, we reimburse our Manager and/or its affiliates, as applicable, for our fair and equitable allocable share of the compensation, including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) subject to review by the Compensation Committee of our Board, personnel of our Manager and/or its affiliates, as applicable, serving as our Chief Executive Officer (except when the Chief Executive Officer serves as a member of the Investment Committee prior to the consummation of an internalization transaction of our Manager by us), General Counsel, Chief Compliance Officer, Chief Financial Officer, Chief Marketing Officer, Managing Director and any of our other officers based on the percentage of his or her time spent devoted to our affairs and (ii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and/or its affiliates who spend all or a portion of their time managing our affairs, with the allocable share of the compensation of such personnel described in this clause (ii) being as reasonably determined by our Manager to appropriately reflect the amount of time spent devoted by such personnel to our affairs. The service by any personnel of our Manager and its affiliates as a member of the Investment Committee will not, by itself, be dispositive in the determination as to whether such personnel is deemed “investment personnel” of our Manager and its affiliates for purposes of expense reimbursement. Prior to the consummation of our IPO, we were not obligated to reimburse our Manager or its affiliates, as applicable, for any compensation paid to Mr. Tannenbaum, Mr. Kalikow or Mrs. Tannenbaum. For the year ended December 31, 2024, our Manager did not seek reimbursement for our allocable share of Mr. Tannenbaum’s compensation, but did seek reimbursement for our allocable share of Mrs. Tannenbaum’s compensation. For the year ended December 31, 2023, our Manager did not seek reimbursement for our allocable share of Mr. Kalikow and Mr. Tannenbaum’s compensation, but did seek reimbursement for our allocable share of Mrs. Tannenbaum’s compensation. Costs and expenses paid or incurred by the Manager on our behalf are reimbursed monthly in cash to the Manager and are made regardless of whether any cash distributions are made to our shareholders.
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
Grants of Equity Compensation to Our Manager
Pursuant to the 2020 Plan, we may grant equity-based awards and incentives to employees or executive officers of our Manager and other eligible awardees under the 2020 Plan from time to time. These equity-based awards under our 2020 Plan create incentives to improve long-term stock price performance and focus on long-term business objectives, create substantial retention incentives for award recipients and enhance our ability to pay compensation based on our overall performance, each of which further align the interests of our Manager and the other eligible awardees with our shareholders.
Our Growth Strategy
Our objective is to provide attractive risk-adjusted returns over time through cash distributions and capital appreciation. We intend to achieve this objective by sourcing, underwriting, structuring and funding loans to state law compliant cannabis companies.
We draw upon our Manager’s expertise in sourcing, underwriting, structuring and funding capabilities to implement our growth strategy. From January 1, 2020 to March 1, 2025, our Manager and its affiliates have had access to over $20.6 billion of potential loan opportunities. We believe we continue to be well positioned to take advantage of the capital supply and demand imbalance that exists in the cannabis market. As the cannabis industry continues to evolve and to the extent that additional states legalize cannabis, the demand for capital is expected to continue to increase as operators seek to enter and build out new markets. We provide borrowers an institutional and flexible alternative for financing. As we continue to grow our available capital, we believe we can commit to additional transactions with strong risk-adjusted returns to diversify our portfolio.
In connection with, and effective upon the Spin-Off, the Amended and Restated Management Agreement was amended to update the investment guidelines to focus on our investments in first and second lien loans, typically secured by mortgages and other security interests, to cannabis operators in states that have legalized medical and/or adult use cannabis. Therefore, the investment guidelines will no longer include loans and investments made in respect of (x) first lien or second lien loans secured by mortgages or mezzanine loans to commercial real estate owners, operators and related businesses and (y) the ownership of non-cannabis related commercial real estate assets. Our Manager regularly evaluates our loans and we currently retain an independent third-party valuation firm to provide input on the valuation of unquoted assets, which our Manager considers along with various other subjective and objective factors when making any such evaluation. The collateral underlying our loans is located in states in the U.S. that we believe have attractive regulatory environments for companies operating in the cannabis industry, economic conditions and commercial real estate fundamentals.
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
Our Manager’s rigorous underwriting and investment process enables us to source, screen and ultimately provide debt capital to established cannabis industry participants in states that have legalized medical and/or adult use cannabis. Our Manager as well as our management team provided by our Manager and our Board strive to be attuned to the macro-environment and political environment as they relate to the lending and cannabis industries.

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

•Allows for specific portfolio construction and a focus on higher quality companies
•For the cannabis pipeline, as of March 1, 2025 since January 1, 2020, we had 9 active loans in our pipeline at various stages in the diligence process, and we had passed on 828 of 871 sourced loan opportunities due to, among other reasons, lack of collateral, lack of cash flow, stage of company, state dynamics and lack of cash flow

•Other tools that we frequently use to verify data include, but are not limited to: appraisals, quality of earnings, environmental reports, site visits, construction review, anti-money laundering compliance, comparable company analyses and background checks
		•Members of the Investment Committee currently include: Leonard M. Tannenbaum, Daniel Neville, Bernard D. Berman and Robyn Tannenbaum	•Portfolio is proactively managed to monitor ongoing performance, in some instances, through seats on borrowers’ boards of directors or board observer rights
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
The Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made significant structural reforms to the financial services industry. For example, pursuant to the Dodd-Frank Act, various federal agencies have promulgated, or are in the process of promulgating, regulations with respect to various issues that may affect our Company. Certain regulations have already been adopted and others remain under consideration by various governmental agencies, in some cases past the deadlines set in the Dodd-Frank Act for adoption. It is possible that regulations that will be adopted in the future will apply to us or that existing regulations that are currently not applicable to us will begin to apply to us as our business evolves.

REIT Qualification
We have made an election to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2020. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for us to continue to qualify as a REIT for U.S. federal income tax purposes. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”), which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we continue to qualify as a REIT, we may be subject to certain U.S. federal excise taxes and state and local taxes on our income and assets. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax at regular corporate rates, and applicable state and local taxes, and will not be able to qualify as a REIT for the subsequent four years. Furthermore, we have a taxable REIT subsidiary (“TRS”), which when active, pays U.S. federal, state, and local income tax on its net taxable income.
Investment Company Act
We have not been and are not currently required to be registered under the Investment Company Act pursuant to Section 3(c)(5) (the “Section 3(c)(5) Exemption”) of the Investment Company Act.
Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.
We intend to conduct our operations so that we will be exempt from the provisions of the Investment Company Act pursuant to the Section 3(c)(5) Exemption. We intend to conduct our operations so that any wholly owned or majority owned subsidiary does not come within the definition of an investment company or will be exempt from the provisions of the Investment Company Act pursuant to an exemption contained in 3(c)(1), 3(c)(5) or 3(c)(7) thereunder.
The Section 3(c)(5) Exemption is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” On the basis of no-action letters and interpretive guidance provided by the SEC and its staff, this exemption generally requires that at least 55% of an entity’s assets must be comprised of qualifying assets and at least 80% of such entity’s assets must be comprised of qualifying assets and real estate-related assets (and no more than 20% of such entity’s assets may be comprised of non-qualifying or non-real estate-related assets). “Qualifying assets” for this purpose include, for example, certain mortgage loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as interpreted by the SEC staff in various no-action letters and other SEC interpretive guidance. Investments that do not satisfy the “qualifying asset” conditions set forth in the relevant SEC staff no-action letters and other guidance, may be classified as real estate-related or non-real estate-related assets, depending upon applicable SEC guidance, if any. We classify our assets for purposes of our Section 3(c)(5) Exemption based upon no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. We are seeking to maintain an exemption from registration under the Investment Company Act on an ongoing basis. Thus, maintaining our exemption from registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits. For more information on regulatory risks, see “Risk Factors—Risks Related to Our Organization and Structure—Maintenance of our exemption from registration under the Investment Company Act may impose significant limits on our operations. Your investment return in our common stock may be reduced if we are required to register as an investment company under the Investment Company Act.”
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

Federal Laws Applicable to the Regulated Cannabis Industry
Cannabis other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is a prohibited controlled substance under U.S. federal law. The U.S. federal government regulates drugs through the Controlled Substances Act of 1970, as amended (21 U.S.C. § 801, et seq.) (the “CSA”). Although cannabis remains illegal at the federal level, all but two states now have some form of cannabis legalization, and more than half of the country’s population live in states that allows for “adult use” of cannabis leading to even more widespread commercialization of cannabis by licensed entities. The legal status of cannabis at the federal level could soon change. On August 29, 2023, HHS issued a letter to the DEA recommending that cannabis be reclassified as a Schedule III controlled substance under the CSA. Following that recommendation, DOJ issued a Notice of Proposed Rulemaking (the “NPRM”) proposing to reschedule cannabis, and DEA issued a notice for a hearing. On May 16, 2024, President Joe Biden announced that his administration was officially moving to reclassify cannabis from a Schedule I to a Schedule III controlled substance under the CSA. There was a 60-day public comment period, however the rule has yet to be finalized. The NPRM hearing commenced in November 2024, but the hearing is currently stayed pending an administrative interlocutory appeal. It is unclear when the hearing will recommence. If this move is confirmed, it would be a momentous change whose full implications are currently unknown. The DEA’s decision to reclassify cannabis would neither legalize nor likely eliminate current state cannabis program. If placed under Schedule III, cannabis will remain a controlled substance and state-legal programs will continue to operate outside of federally legal channels in their distribution of the substance, particularly because no state operator holds a DEA registration to possess or distribute cannabis. The new administration under President Trump has yet to make a public statement regarding the federal legal status of cannabis and its position regarding the NPRM is unknown.
In addition to potentially reclassifying cannabis under the CSA, the federal government has made several public statements around state legalization, discussed below, that indicate a willingness to allow the state programs to continue to develop, and, further federal reforms are expected over the next several years. Consistent with that, the federal government has chosen not to interfere with the state-regulated cannabis programs and has not brought criminal enforcement against state law compliant cannabis licensees or those doing business with them for the past ten years.
Nonetheless, the federal government could enforce U.S. drug laws against non-medical companies operating in accordance with state cannabis laws, including our borrowers, creating a climate of legal uncertainty regarding the production and sale of cannabis. Unless and until Congress amends the CSA with respect to cannabis (and the President approves such amendment), there is a risk that the federal law enforcement authorities responsible for enforcing the CSA, including the U.S. Department of Justice (“DOJ”) and the Drug Enforcement Agency (“DEA”), may reverse course and strictly enforce current federal law against state law compliant cannabis companies. It is unclear whether that policy of prosecutorial discretion will continue under the new Trump administration; despite positive statements concerning cannabis during the campaign, his Attorney General and DEA Administrator appointees have not supported cannabis in the past. Therefore, federal prosecutions against state-legal entities cannot be ruled out entirely at this time.
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
State Regulation of the Cannabis Industry
Forty-one states, the District of Columbia, Puerto Rico, the Virgin Islands, and Guam have legalized the commercial sale of cannabis for certain medical purposes. Twenty-four of those states, the District of Columbia, Guam, and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). Two of those states have legalized forms of low-potency cannabis, for select medical conditions. In most states that have legalized cannabis in some form, the growing, processing and/or dispensing of cannabis is highly regulated and requires that the operator obtain one or more licenses in accordance with applicable state requirements. Local governments in some cases also impose rules and regulations on the manner of operating cannabis businesses. As a result, applicable state and local laws and regulations vary widely, including, but not limited to, who can purchase and grow cannabis, the forms and potencies of cannabis products allowed, product testing, the level of enforcement by state and local authorities on non-licensed cannabis operators, state and local taxation of regulated cannabis products, and local municipality bans on operations and operator licensing processes. Additionally, these state regulations continue to evolve, and our borrowers will sometimes need to make changes to their businesses to comply with new legal requirements.

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
Additional Information
We file with or submit to the SEC annual, quarterly, and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). This information is available on our website at www.advancedflowercapital.com. The information on our website is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings that we make with the SEC. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system via electronic means, including on the SEC’s homepage, which can be found at www.sec.gov.
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
Risk Factor Summary
Our business and our ability to execute our strategy are subject to many risks. Before making a decision to invest in our common stock, you should carefully consider all of the risks and uncertainties described in the risks set forth below. These risks include, but are not limited to, the following:
•Competition for the capital that we provide may reduce the return of our loans.
•We have limited operating history, and may not be able to successfully operate our business, integrate new assets and/or manage our growth or to generate sufficient revenue to make or sustain distributions to our shareholders.
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
•Lending to companies operating in the cannabis industry involves significant risks, including the risk of strict enforcement of federal cannabis laws against our borrowers, our borrowers’ inability to renew or otherwise maintain their licenses or other requisite authorizations for their cannabis operations, and lack of liquidity for such loans.

•Our Existing Portfolio is, and our future portfolio may be, concentrated in a limited number of loans, which subjects us to an increased risk of significant loss if any asset declines in value or if a particular borrower fails to perform as expected.
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
Our Existing Portfolio is, and our future portfolio may be, concentrated in a limited number of loans in a limited number of sectors. The cannabis industry is experiencing significant consolidation, which we expect to increase, among cannabis operators. Certain of our borrowers may combine, increasing the concentration of our borrower portfolio with those consolidated operators. If a significant loan to one or more companies fails to perform as expected, including with respect to our credit facility with Subsidiary of Private Company G, such a failure could have a material adverse effect on our business, financial condition and operating results, and the magnitude of such effect could be more significant than if we had further diversified our portfolio. A consequence of this limited number of loans is that the aggregate returns we realize may be significantly adversely affected if a small number of loans perform poorly, if we need to write down the value of any one loan, if a loan is repaid prior to maturity and we are not able to promptly redeploy the proceeds and/or if an issuer is unable to obtain and maintain commercial success. While we intend to diversify our portfolio of loans as we deem prudent, we do not have fixed guidelines for diversification. As a result, we may not be able to diversify our portfolio.
Subsequent to December 31, 2024, AFC Agent, on our behalf and the other lenders, initiated a mortgage foreclosure proceeding in connection with the Subsidiary of Private Company G forbearance agreement that was entered into (the “2024 Subsidiary of Private Company G Forbearance Agreement” and, together with the 2023 Subsidiary of Private Company G Forbearance Agreement, the “Subsidiary of Private Company G Forbearance Agreement”) over a cultivation facility owned by Subsidiary of Private Company G. We also delivered a reservation of rights letter to Subsidiary of Private Company G concerning the occurrence of events of default and forbearance defaults under the credit agreement and the 2024 Subsidiary of Private Company G Forbearance Agreement, respectively, including the failure to maintain and preserve one of Subsidiary of Private Company G’s cannabis licenses and its cultivation facility and its failure to cooperate with us in the foreclosure proceeding. We believe these defaults have had, and will continue to have, a material adverse impact on Subsidiary of Private Company G’s ability to operate its business and make payments under the credit agreement, which has subjected us to an increased risk of litigation and loss that will negatively affect our business, financial condition, liquidity and results of operations. For more information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” and the notes to our consolidated financial statements included in this Annual Report.
Our portfolio of loans is, and in the future may be, concentrated in certain property types or in particular industries, such as cannabis, that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. Economic and business downturns relating generally to such region or type of asset may result in defaults on a number of our loans within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our shareholders. Declining real estate values may reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens and/or the interest rates at which loans can be profitably made increases. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, forbearance, foreclosures or losses, including with respect to our credit facility with Subsidiary of Private Company G, will adversely affect both our net interest income from loans in our portfolio as well as our ability to originate/acquire/sell loans, which could have a material adverse effect on our business, financial condition and operating results.
We may lend to multiple borrowers that share a common sponsor. We do not have a limit on the amount that can be held by multiple borrowers that share the same sponsor. We may face greater credit risk to the extent a large portion of our portfolio is concentrated in loans to multiple borrowers that share the same sponsor.
Our Existing Portfolio contains loans to companies with operations that are geographically concentrated in Canada and the following US states: Arizona, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, Ohio, Oregon, Pennsylvania and Utah, and we will be subject to social, political and economic risks of doing business in those countries and states and any other state in which we in the future have lending exposure.
Our Existing Portfolio contains loans to companies with operations that are geographically concentrated in Canada and the following US states: Arizona, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, Ohio, Oregon, Pennsylvania and Utah. Circumstances and developments related to operations in these markets that could negatively affect our business, financial condition, liquidity and results of operations include, but are not limited to, the following factors:
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
•competition from the hemp industry, which is less heavily regulated;
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
The loan parties to the Public Company A loans are currently in default under both the real estate loan documents and the equipment loan documents, including for failure to timely make certain principal and interest payments thereunder. The lenders are in discussions with Public Company A regarding additional modifications to the Public Company A loans. In October 2022, the parent company of Public Company A, which is also a guarantor of the Public Company A loans, along with its Canadian subsidiaries (“Public Company A Affiliates”), filed for bankruptcy protection under the Companies’ Creditors Arrangement Act in Canada. As of October 1, 2022, we placed our loan participations involving Public Company A on nonaccrual status. In the prior year 2023, the credit facility with Public Company A matured without repayment. The agent on the credit facility has placed the borrower in default, and we recorded a realized loss of approximately $(1.2) million relating to the Public Company A real estate loan held at fair value during the year ended December 31, 2023. The Public Company A equipment loan receivable held at carrying value has an outstanding principal amount of approximately $1.9 million as of December 31, 2024.
Additionally, in March 2024, we entered into the 2024 Subsidiary of Private Company G Forbearance Agreement, pursuant to which we agreed to forbear from exercising certain remedies as a result of certain events of default under the credit agreement with Subsidiary of Private Company G. In December 2024, we became aware of multiple events of default by Subsidiary of Private Company G under the credit agreement with Subsidiary of Private Company G, including, among others, the making of certain unpermitted restricted payments and the failure to keep accurate inventory records, preserve one of its cannabis licenses and comply with its material contracts. Subsequent to December 31, 2024, AFC Agent, on our behalf and the other lenders, initiated a mortgage foreclosure proceeding in connection with the 2024 Subsidiary of Private Company G Forbearance Agreement over a cultivation facility owned by Subsidiary of Private Company G. We also delivered a reservation of rights letter to Subsidiary of Private Company G concerning the occurrence of events of default and forbearance defaults under the credit agreement and the 2024 Subsidiary of Private Company G Forbearance Agreement, respectively, including the failure to maintain and preserve one of Subsidiary of Private Company G’s cannabis licenses and its cultivation facility and its failure to cooperate with us in the foreclosure proceeding. We believe these defaults have had a material adverse impact on Subsidiary of Private Company G’s ability to operate its business and make payments under the credit agreement, which has subjected us to an increased risk of loss that have and that will continue to negatively affect our business, financial condition, liquidity and results of operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” and the notes to our consolidated financial statements included in this Annual Report.
We have currently foreclosed, and may need to in the future, on loans that are in default, which could result in losses.
Subsequent to December 31, 2024, AFC Agent, on our behalf and the other lenders, initiated a mortgage foreclosure proceeding in connection with the 2024 Subsidiary of Private Company G Forbearance Agreement. For more information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” and the notes to our consolidated financial statements included in this Annual Report. We may also find it necessary in the future to foreclose on loans that are in default. Foreclosure processes are often lengthy and expensive. Results of foreclosure processes may be uncertain, as claims may be asserted by the relevant borrower or by other creditors or investors in such borrower that interfere with enforcement of our rights, such as claims that challenge the validity or enforceability of our loan or the priority or perfection of our security interests. Subsidiary of Private Company G has, and additional borrowers may in the future, resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no merit, in an effort to prolong the foreclosure action and seek to force us into a modification or buy-out of our loan for less than we are owed. Additionally, the transfer of certain collateral to us may be limited or prohibited by applicable laws and regulations. See “The loans that are in our Existing Portfolio or that we expect to make in the future may be secured by properties, that are, and will be, subject to extensive regulations, such that if such collateral was foreclosed upon those regulations may result in significant costs and materially and adversely affect our business, financial condition, liquidity and results of operations.” For transferable collateral, foreclosure or other remedies available may be subject to certain laws and regulations, including the need for regulatory disclosure and/or approval of such transfer. If federal law were to change to permit cannabis companies to seek federal bankruptcy protection, the applicable borrower could file for bankruptcy, which would have the effect of staying the foreclosure actions and delaying the foreclosure processes and potentially result in reductions or discharges of debt owed to us. Foreclosure may create a negative public perception of the collateral property, resulting in a diminution of its value. Even if we are successful in foreclosing on collateral property securing our loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our loan. Any costs or delays involved in the foreclosure or a liquidation of the underlying property will reduce the net proceeds realized and, thus, increase the potential for loss.
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
Although we have the contractual ability to foreclose on, and take title to, the collateral securing our loans upon a default by the borrower, we will not take title to and own such real estate collateral as long as it is used in cannabis-related operations due to current statutory prohibitions, including Section 856 of the CSA (21 U.S.C. § 856), which relates to the management or control of properties that are used for the manufacture, distribution or use of any controlled substances. Until that law changes, taking title to real estate used in cannabis-related activities or owning equity in cannabis-related businesses would also violate Nasdaq listing requirements, absent a specific exemption for state-legal cannabis businesses, which currently does not exist. These restrictions related to real property used in cannabis-related operations may cause significant delays or difficulties in deriving value from those properties. In addition, any alternative uses of cannabis-related properties may be limited due to the specialized nature of the facilities or may be less profitable than the cannabis-related operations, which would adversely affect the value of the collateral securing our loans and could result in the sale of such property at a loss. Because the sale of collateral may be forced upon the borrower at such point when time may be of the essence, and the assets may be made available to a limited number of potential purchasers due to the risk appetite of potential buyers vis a vis federal laws, and additionally by regulatory restrictions in those limited-license states in which we focus, the sales prices may be less than the prices obtained with more time in a larger market. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our shareholders.
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
Our borrowers operating in state-regulated cannabis markets are required to maintain the requisite state and local cannabis licenses and other authorizations on a continuous basis. If one or more of these borrowers are unable to timely renew or otherwise maintain its licenses or other state and local authorizations necessary to continue its cannabis operations in good standing, such borrowers may need to at least temporarily cease operations and could default on their payments to us. Any payment defaults by a borrower, including Subsidiary of Private Company G, would adversely affect our cash flows and we may also experience delays in enforcing our rights as a lender and could incur substantial costs in protecting our investment.
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
Declines in market prices and liquidity in the capital markets can result in significant net unrealized losses of our portfolio, which in turn would reduce our book value.
Volatility in the capital markets can adversely affect our loan valuations. Decreases in the market values or fair values of our loans are recorded as unrealized losses. The effect of all of these factors on our portfolio can reduce our book value (and, as a result our asset coverage calculation) by increasing net unrealized losses in our portfolio. Depending on market conditions, we could incur substantial realized and/or unrealized losses, which could have a material adverse effect on our business, financial condition or results of operations.

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
As of December 31, 2024, all of our borrowers are generally restricted, under our applicable credit agreements with such borrowers, from incurring any debt that ranks equally with, or senior to, our loans. Although our intended investment strategy is to construct a portfolio of loans secured with first priority liens on certain assets of our borrowers, we may in the future enter into credit agreements that rank equally with, or are subordinated to, other debt of our borrowers or that otherwise permit our borrowers to incur other debt that ranks equally with, or senior to, our loans under such credit agreements. In such case, such instruments may, by their terms, provide that the holders of such other debt are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of our loans. These instruments may prohibit borrowers from paying interest on or repaying our loans in the event and during the continuance of a default under such instrument or upon the occurrence of other specified events. In certain cases, we may, and may continue to, obtain unsecured guarantees from the parent entities or subsidiaries of our borrowers in addition to the collateral provided by such borrowers and such guarantees may be effectively subordinated to any secured debt of any such entities and/or structurally subordinated to any debt of such subsidiaries. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a borrower, holders of securities ranking senior to our loan to that borrower, if any, typically are entitled to receive payment in full before we can receive any distribution in respect of our loan. After repaying such holders, the borrower may not have any remaining assets to use for repaying its obligation to us. In the case of securities or other debt ranking equally with our loans, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant borrower.
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
There is no guarantee that we will be able to obtain, maintain or renew any required licenses or authorizations, which vary state-to-state, to conduct our business or that we would not experience significant delays in obtaining these licenses and authorizations. As a result, we could be delayed in conducting certain business if we were first required to obtain certain licenses or authorizations or if renewals thereof were delayed. For example, our approval by the State of Ohio cannabis regulator, which required background checks and fingerprinting, took over two months to obtain. Furthermore, once licenses are issued and authorizations are obtained, we are required to comply with various information reporting and other regulatory requirements to maintain those licenses and authorizations, and there is no assurance that we will be able to satisfy those requirements or other regulatory requirements applicable to our business on an ongoing basis, which may restrict our business and could expose us to penalties or other claims.
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
The real estate lending business depends on the creditworthiness of borrowers and, to some extent, the sponsors thereof, which we must judge. In making such judgment, we will depend on information obtained from non-public sources and the borrowers in making many decisions related to our portfolio, and such information may be difficult to obtain or may be inaccurate. As a result, we may be required to make decisions based on incomplete information or information that is impossible or impracticable to verify. A determination as to the creditworthiness of a prospective borrower is based on a wide-range of information. Even if we are provided with full and accurate disclosure of all material information concerning a borrower, we may misinterpret or incorrectly analyze this information, which may cause us to purchase or originate loans that we otherwise would not have purchased or originated and, as a result, may negatively impact our business or the borrower could still defraud us after origination leading to a loss and negative publicity.
Third-party diligence reports on mortgaged properties are and will be made as of a point in time and are therefore limited in scope.
Appraisals and engineering and environmental reports, as well as a variety of other third-party reports, are generally obtained with respect to each of the mortgaged properties underlying our investments at or about the time of origination. Appraisals are not guarantees of present or future value. One appraiser may reach a different conclusion than the conclusion that would be reached if a different appraiser were appraising that property. Moreover, the values of the properties may have fluctuated significantly since the appraisals were performed. In addition, any third-party report, including any engineering report, environmental report, site inspection or appraisal represents only the analysis of the individual consultant, engineer or inspector preparing such report at the time of such report, and may not reveal all necessary or desirable repairs, maintenance, remediation and capital improvement items.
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
Risks Related to the Cannabis Industry and Related Regulations
Cannabis remains prohibited under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability to execute our business plan.
All but nine U.S. states have legalized, to some extent, cannabis for medical purposes. Forty-one states, the District of Columbia, Puerto Rico and Guam have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical purposes. Twenty-four of those states and the District of Columbia and Northern Mariana have also legalized cannabis for adults for non-medical purposes. Two of those states have legalized low-tetrahydrocannabinol (“THC”)/high-cannabidiol (“CBD”) extracts for select medical conditions.

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
Since 2014, however, and despite varying positions by U.S. Attorney Generals, the U.S. government has not prioritized the enforcement of those laws against cannabis companies complying with state law, or their vendors. It is unclear whether that policy of prosecutorial discretion will continue under the new Trump administration; despite positive statements concerning cannabis during the campaign, his Attorney General and DEA Administrator appointees have not supported cannabis in the past. Therefore, federal prosecutions against state-legal entities cannot be ruled out entirely at this time. We would likely be unable to execute our business plan if the federal government were to reverse its long-standing hands-off approach to the state-regulated cannabis markets, described below, and were to start strictly enforcing federal law regarding cannabis.
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
In the prior administration, President Biden signed into law the “Medical Marijuana and Cannabidiol Research Expansion Act,” a bill aimed at easing restrictions on cannabis research — bipartisan legislation which is the first standalone cannabis reform bill to pass both the House and Senate. Additionally, on October 6, 2022, President Biden issued a presidential proclamation pardoning federal convictions for simple marijuana possession offenses, encouraging state governors to do the same on the state level where permissible, and requesting that the Secretary of Health and Human Services and the Attorney General initiate an administrative process to review cannabis’s Schedule I classification under the CSA. On August 29, 2023, HHS issued a letter to the DEA recommending that cannabis be reclassified as a Schedule III drug under the CSA. On May 16, 2024, President Biden announced that the U.S. Attorney General initiated proceedings to transfer cannabis from Schedule I to Schedule III, through an NPRM published on May 21, 2024. Following the NPRM, DEA issued a notice for a hearing which commenced in November 2024, but the hearing is currently stayed pending an administrative interlocutory appeal. It is unclear when the hearing will recommence, and whether the new administration will support rescheduling. If rescheduling does occur, this would be a momentous change whose full implications are currently unknown. The DEA’s decision to reclassify cannabis would neither legalize nor likely eliminate current state cannabis programs. If placed under Schedule III, cannabis will remain a controlled substance under federal law, and state-legal programs will continue to operate outside of federally legal channels in their distribution of the substance, particularly because no state operator holds a DEA registration to possess or distribute cannabis. However, some fear that, if cannabis is successfully rescheduled, the DEA or FDA may impose additional requirements or begin to target enforcement of state cannabis programs. The implications of the potential re-scheduling are not entirely clear for state-regulated commercial cannabis operators.
At his confirmation hearing in 2021, Attorney General Garland stated that he did not see enforcement of federal cannabis law as a high priority use of resources for the DOJ: “This is a question of the prioritization of our resources and prosecutorial discretion. It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. I don’t think that’s a useful use. I do think we need to be sure there are no end-runs around the state laws that criminal enterprises are doing. So that kind of enforcement should be continued. But I don’t think it’s a good use of our resources, where states have already authorized. That only confuses people, obviously, within the state.” In April 2022, Attorney General Garland reiterated that prosecuting the possession of cannabis is “not an efficient use” of federal resources, especially “given the ongoing opioid and methamphetamine epidemic[s]” facing the nation. In March 2023, Attorney General Garland testified in a Congressional hearing that the DOJ was continuing its work on a new memorandum regarding cannabis enforcement. Attorney General Garland stated that the policy will be “very close to what was done in the Cole memorandum” but was yet to be finalized. While these statements are not promises to avoid federal interference with state cannabis laws, they do signal that the historical enforcement priorities of DOJ lie elsewhere.
While President Trump has appeared supportive of the cannabis industry, his nominees have not offered clear answers on their cannabis stance. The President alone cannot reschedule or legalize medical cannabis, and as states have demonstrated, legalizing cannabis can take many different forms. Attorney General Pam Bondi has repeatedly declined to specify her stance on cannabis policy issues so far in 2025, responding to all related questions from Senators that she will give “careful consideration after consulting with appropriate Department officials.” She also avoided specifying her stance on the federal enforcement of cannabis laws. Therefore, key questions remain about how Attorney General Bondi would handle both the rescheduling process and federal enforcement priorities. Despite Trump's recent support for cannabis rescheduling and ending arrests for personal use, Bondi's past record as Florida Attorney General shows opposition to medical cannabis legalization, including defending a ban on smoking medical cannabis in 2018, and which has raised concerns among advocates about her approach at the federal level. It is unclear whether the status quo of federal non-enforcement will continue for the foreseeable future; however, increased enforcement would be a marked departure from the prior ten years and inconsistent with President Trump’s purported views on cannabis.
The basis for the federal government’s lack of recent enforcement with respect to the cannabis industry extends beyond the strong public support for cannabis legalization and ongoing prosecutorial discretion. The U.S. Congress has repeatedly enacted legislation to protect the medical marijuana industry from prosecution. Since 2014, versions of the U.S. omnibus spending bill have included a provision, known as the Joyce Amendment prohibiting the DOJ, which includes the Drug Enforcement Administration, from using appropriated funds to prevent states from implementing their medical-use cannabis laws. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that the provision prohibits the DOJ from spending funds to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. The court noted that, if the provision were not continued, prosecutors could enforce against conduct occurring during the statute of limitations even while the provision were previously in force. Other courts that have considered the issue have ruled similarly, although courts disagree about which party bears the burden of proof of showing compliance or noncompliance with state law. The U.S. Congress has continued to include the Joyce Amendment in each subsequent omnibus appropriations bill. The amendment most recently was renewed through the signing of the stopgap spending bill. While the Joyce Amendment has continuously been renewed since its inception with little fanfare, there is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in future appropriations bills.
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
Members of the U.S. Congress from both parties have introduced bills to end the federal cannabis prohibition, by de-scheduling cannabis completely and regulating it. In addition to broader reforms, this session has seen additional incremental reform bills that aim to increase research, cement medical cannabis patients’ rights, or facilitate state-legal cannabis. Since the recent election, however, there has also been proposed anti-cannabis legislation, for example, a bill aiming to ensure 280E continues to apply to state cannabis businesses even if cannabis is ultimately rescheduled to Schedule III. Nevertheless, while the timing of federal reform remains unknown, it is expected that federal policy on cannabis will continue becoming more, rather than less, permissive and legislative efforts to legalize cannabis banking at the national level may progress in 2025.In the unlikely event that the federal government were to reverse its long-standing hands-off approach to the state-regulated cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected. See “Business—Regulatory Environment.”
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
•It is a federal crime to engage in certain transactions involving the proceeds of “specified unlawful activity” (“SUA”) when those transactions are designed to promote an underlying SUA, or conceal the source of funds. Violations of the CSA may be deemed to be SUAs. In the event any of our borrowers are found to be in violation of anti-money laundering (“AML”) laws, such transactions may be viewed as proceeds of crime under one or more statutes of the United States. Any violations of these laws, or allegations of such violations, by our borrowers could disrupt our operations and involve significant management distraction and expenses;
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
The terms of our loans require that our borrowers make payments on such loans via check or wire transfer. Only a small percentage of financial institutions in the United States currently provide banking services to licensed companies operating in the cannabis industry. The inability of our current and potential borrowers in the cannabis industry to open accounts and continue using the services of banks will limit their ability to enter into debt arrangements with us or may result in their default under our debt agreements, either of which could materially harm our business, operations, cash flow and financial condition.
The medical and adult-use cannabis industry is highly competitive, which could adversely affect our business, financial condition and results of operations.
The market for businesses in the cannabis industry is highly competitive and evolving. In addition to other state-regulated competitors, our borrowers may face competition from (i) unlicensed and unregulated market participants; (ii) individuals who produce cannabis for their own use under personal cultivation laws; and (iii) entities creating hemp-derived or other synthetic products which emulate the effects of cannabis. These competitors could change the demand, volume, and profitability of the cannabis industry. This could adversely affect the ability of a borrower to secure long-term profitability and success through the sustainable and profitable operation of the anticipated businesses and investment targets, and could have a material adverse effect on a borrower’s business, financial condition or results of operations, which in turn, could adversely affect our business, financial condition and results of operations.
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
The development of a borrower’s business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by regulations applicable to the cannabis industry. For example, the regulatory environment in Illinois would limit a borrower’s ability to compete for market share in a manner similar to that of companies in other industries that do not have varying state-by-state marketing and sales restrictions. Additionally, Illinois’ and other states’ regulations impose restrictions on individual purchases in the adult-use cannabis market, which limits the size of the total state market. If a borrower is unable to effectively market its products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for its products, its sales, and operating results could be adversely affected, which could impact our business, results of operations and financial condition.
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
In the future, the pricing of cannabis products may differ substantially from current levels given changes in the competitive and regulatory landscape. A borrower’s business model may be susceptible to erosion of profitability should cannabis and cannabis-related products experience significant pricing changes. Potential sources of pricing changes include overproduction, regulatory action, tax increases, increased competition or the emergence of new competitors (including competition from the hemp industry). Additionally, even if pricing of the broader cannabis and cannabis-related product market is sustained, there is no guarantee that a borrower will be successful in creating and maintaining consumer demand and estimated pricing levels. To do this, the borrower may be dependent upon, among other things, continually producing desirable and effective cannabis and cannabis-related products and the continued growth in the aggregate number of cannabis consumers. Campaigns designed to enhance a borrower’s brand and attract consumers, subject to restrictions imposed by law, can be expensive and may not result in increased sales. If the borrower is unable to attract new consumers, it may not be able to increase its sales.
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
The hemp and pharmaceutical industry may attempt to compete with or dominate the cannabis industry, and in particular, legal cannabis, through the development and distribution of hemp-derived containing intoxicating doses of THC or other cannabinoids (e.g., delta-8-THC) or derivative/synthetic products (e.g., THC-O) which emulate or even magnify the psychoactive effects of cannabis. Since the passage of the Farm Bill over six years ago, the hemp product market, and beverage market, in particular, has exploded – with 2024 sales for all hemp THC products projected to reach $3.5 billion and a path toward $4.4 billion by 2029, according to Brightfield Group. If such products continue to be successful, the widespread popularity of such products could continue to negatively impact the demand, volume, and profitability of the cannabis industry. This could adversely affect the ability of our borrowers in the cannabis industry to secure long-term profitability and success.
Products made with intoxicating cannabinoids from industrial hemp have several competitive advantages over similar cannabis derived products. Utilizing the legality of industrial hemp under U.S. federal law, many such products are available for sale through unlicensed channels and are shipped in interstate commerce. Such products are increasingly available direct-to-consumer or at brick and mortar stores such as gas stations and convenience stores (often without age verification or other safeguards). Additionally, hemp derived product companies are not subject to additional state cannabis taxes and the 280E provision regarding federal taxes and applicable to cannabis businesses. Because hemp companies do not face these additional business costs, they can presumably obtain more market share and have more resources to devote towards marketing. While some states have attempted to prohibit or regulate hemp products, the requirements are much less onerous than for cannabis-licensees, and enforcement against manufacturers of such products have been limited. Furthermore, because testing standards are less rigorous or sometimes non-existent, hemp-derived products could have negative health consequences which consumers then generalize to cannabis products.
Additionally, some hemp companies sell hemp-derived THC products with state authorization. Hemp THC beverages, for example, are now expressly legal in several states, where they can be sold in liquor stores, restaurants and grocery stores. Given the similar intoxicating effects to cannabis-derived THC, which is an illegal substance under the CSA, the ease of acquiring such products, and its substantially lower price point, patients, and consumers may choose to consume hemp-derived products in lieu of cannabis-derived products. In light of the substantial investment our borrowers have made and continue to make in state-licensed cannabis facilities, the widespread use of hemp-derived THC or synthetic products could adversely impact our borrowers, which could, in turn, have a material adverse effect on our business and results of operations.
Cannabis businesses are subject to unfavorable U.S. tax treatment.
Until and unless cannabis is rescheduled to Schedule III of the CSA, Section 280E of the Code may continue to apply to cannabis and does not allow any deduction or credit for any amount paid or incurred during the taxable year in carrying on business, other than costs of goods sold, if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the CSA). The IRS has applied this provision to our borrowers, prohibiting them from deducting expenses associated with cannabis businesses beyond costs of goods sold and asserting assessments and penalties for additional taxes owed. While the Section does not directly affect our Company, it lowers our cannabis industry borrowers’ profitability, and could result in decreased demand for our financing. An otherwise profitable cannabis business may operate at a loss after taking into account its U.S. income tax expenses. This affects us because our financial results could be adversely affected if our borrowers have low profitability.
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
Depending on the state, and the laws of that particular state, we may not be able to fully realize our potential to generate profit. For example, some states have residency requirements for those directly involved in the cannabis industry, which may impede our ability to contract with cannabis businesses in those states. Furthermore, cities and counties are being given broad discretion to ban or heavily restrict certain cannabis activities, even if these activities are legal under state law.
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
As previously stated, our borrowers are involved in the production, distribution or sale of cannabis products and operate in a highly regulated business. Failure to comply with relevant federal and state laws and regulations could subject our borrowers to regulatory or agency proceedings or investigations and could also lead to damage awards, fines and penalties. Our borrowers may become involved in a number of government or agency proceedings, investigations and audits. The outcome of any regulatory or agency proceedings, investigations, audits and other contingencies could harm our reputation, the reputations of our borrowers or the reputations of the brands that they may sell, require the borrowers to take, or refrain from taking, actions that could impact their operations, or require them to pay substantial amounts of money, or temporarily or permanently ceasing operations, harming their and our financial condition. There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of borrower management’s attention and resources or have a material adverse impact on their and our business, financial condition and results of operations.
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
We currently have no need or plans to seek bankruptcy protection. Because cannabis is illegal under federal law, federal bankruptcy protection is currently not available to parties who engage in the cannabis industry or cannabis-related businesses. Recent bankruptcy rulings have denied bankruptcies for cannabis dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute cannabis assets as such action would violate the CSA. Therefore, we may not be able to seek the protection of the bankruptcy courts, and this could materially affect our business or our ability to obtain credit.
There may be difficulty enforcing certain of our commercial agreements and contracts.
Courts will not enforce a contract deemed to involve a violation of law or public policy. Because cannabis remains illegal under U.S. federal law, parties to contracts involving the state-regulated cannabis industry have argued that the agreement was void as federally illegal or against public policy. Some courts have accepted this argument in certain cases, usually against the company involved in commercial cannabis activity. While many courts have enforced contracts related to activities by state-regulated cannabis companies, and the trend is generally to enforce contracts with state-regulated cannabis companies and their vendors, there remains doubt and uncertainty that we will be able to enforce our commercial agreements in court for this reason. We cannot be assured that we will have a remedy for breach of contract, which would have a material adverse effect on our business.
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
The loans that are in our Existing Portfolio are, and that we expect to make in the future may be, secured by properties that are, and will be, subject to various state and local laws and regulatory requirements, and we would be subject to such requirements if such collateral was foreclosed upon. Local property regulations may restrict the use of collateral or our ability to foreclose on the collateral. Among other things, these restrictions may relate to cultivation of cannabis, the use of water and the discharge of waste water, fire and safety, seismic conditions, asbestos-cleanup or hazardous material abatement requirements. Due to current statutory prohibitions, we will not own any real estate used in cannabis-related operations. While our loan agreements and related mortgages provide for foreclosure remedies, receivership remedies and/or other remedies that would allow us to cause the sale or other realization of real property collateral, the regulatory requirements and statutory prohibitions related to real property used in cannabis-related operations may cause significant delays or difficulties in realizing the expected value of such real property collateral. We make no assurance that existing regulatory policies will not materially and adversely affect the value of such collateral, or that additional regulations will not be adopted that would increase such potential material adverse effect. The negative effect on such collateral could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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
To the extent real estate collateral is still being used in cannabis-related activities, we will not foreclose and take title to such real estate to the extent that doing so would violate Nasdaq listing standards. With respect to equipment, receivables and cash accounts, there are no prohibitions under state law regarding our ability to foreclose on such collateral. Foreclosing on pledged equity could trigger a change of control and such an action may also require approval of state regulators. Our loans are often secured by liens on equity, including the equity in the entity that holds the state-issued license to cultivate, process, distribute, and/or retail cannabis, as the case may be, but we will not take title to such equity as doing so would violate Nasdaq listing standards. We also cannot foreclose on liens on state licenses as they are generally not transferable, and we do not have liens on cannabis inventory.
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
Should the federal government legalize cannabis for adult-use and/or medical-use, it is possible that the FDA would seek to regulate it under the Food, Drug and Cosmetics Act of 1938, as it has with federally legal hemp. After the U.S. government removed hemp and its extracts from the CSA as part of the Agriculture Improvement Act of 2008, then FDA Commissioner Scott Gottlieb issued a statement reminding the public of the FDA’s continued authority “to regulate products containing cannabis or cannabis-derived compounds under the Federal Food, Drug and Cosmetic Act (the “FD&C Act”) and section 351 of the Public Health Service Act.” He also reminded the public that “it’s unlawful under the FD&C Act to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products, as, or in, dietary supplements, regardless of whether the substances are hemp-derived,” and regardless of whether health claims are made, because CBD and THC entered the FDA testing pipeline as the subject of public substantial clinical investigations for GW Pharmaceuticals’ Sativex (THC and CBD) and Epidiolex (CBD). The memo added that, prior to introduction into interstate commerce, any cannabis product, whether derived from hemp or otherwise, marketed with a disease claim (e.g., therapeutic benefit, disease prevention, etc.) must first be approved by the FDA for its intended use through one of the drug approval pathways. Notably, the FDA can look beyond the product’s express claims to find that a product is a “drug.” The definition of “drug” under the FD&C Act includes, in relevant part, “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in man or other animals” as well as “articles intended for use as a component of [a drug as defined in the other sections of the definition].” 21 U.S.C. § 321(g)(1). In determining “intended use,” the FDA has traditionally looked beyond a product’s label to statements made on websites, on social media, or orally by the company’s representatives.
The FDA has sent numerous warning letters to sellers of CBD products making health claims. The FDA could turn its attention to the cannabis industry. In addition to requiring FDA approval of cannabis products marketed as drugs, the FDA could issue rules and regulations including certified good manufacturing practices related to the growth, cultivation, harvesting and processing of cannabis. It is also possible that the FDA would require that facilities where cannabis is grown register with the FDA and comply with certain federally prescribed regulations. Cannabis facilities are currently regulated by state and local governments. In the event that some or all of these federal enforcement and regulations are imposed, we do not know what the impact would be on the cannabis industry, including what costs, requirements and possible prohibitions may be enforced. If we or our borrowers are unable to comply with the regulations or registration as prescribed by the FDA, or are unable to do so in a cost-effective manner, we and/or our borrowers may be unable to continue to operate our and their business in its current form or at all.
Research in the United States, Canada and internationally regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids may cause adverse effects on our or borrowers’ operations.
Historically stringent regulations related to cannabis have made conducting medical and academic studies costly and challenging. Many statements concerning the potential medical benefits of cannabinoids are based on published articles and reports, and as a result, such statements are subject to the experimental parameters, qualifications and limitations in the studies that have been completed. Future research and clinical trials may draw different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to medical cannabis, which could adversely affect social acceptance of cannabis and the demand for their products.
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
The growing of cannabis is an agricultural process. As such, a borrower with operations in the cannabis industry is subject to the risks inherent in the agricultural business, including risks of crop failure presented by weather, fire, insects, plant diseases and similar agricultural risks. Although some cannabis production is conducted indoors under climate controlled conditions, some cannabis continues to be grown outdoors and there can be no assurance that artificial or natural elements, such as insects and plant diseases, will not entirely interrupt production activities or have an adverse effect on the production of cannabis and, accordingly, the operations of a borrower, which could have an adverse effect on our business, financial condition and results of operations.
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
Large, well-funded industries that perceive cannabis products and services as competitive with their own, including but not limited to the pharmaceutical industry, adult beverage industry and tobacco industry, all of which have powerful lobbying and financial resources, may have strong economic reasons to oppose the development of the cannabis industry. For example, should cannabis displace other drugs or products, the medical cannabis industry could face a material threat from the pharmaceutical industry, which is well-funded and possesses a strong and experienced lobby. The cannabis industry also faces increased competition from the federally legal hemp industry. Any inroads the pharmaceutical, or any other potentially displaced, industry or sector could make in halting or impeding the cannabis industry could have a detrimental impact on our business and the business of our borrowers.
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
Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our equity. Additionally, concerns regarding a potential increase in inflation would likely cause interest rates and borrowing costs to rise.
Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the effect of the United Kingdom leaving the European Union, and market volatility and loss of investor confidence driven by political events. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.
The Chinese capital markets have also experienced periods of instability over the past several years. These market and economic disruptions, have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.
The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, the potential trade war with China, relations between Russia and Ukraine and the conflict between Israel and Hamas and Israel and Hezbollah could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.
Subject to the terms of the Indenture governing our 2027 Senior Notes, we may incur significant debt, which may subject us to restrictive covenants and increased risk of loss and may reduce cash available for distributions to our shareholders, and our governing documents and current credit facilities contain no limit on the amount of debt we may incur.
Subject to market conditions, availability and the terms of the Indenture governing our 2027 Senior Notes, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our portfolio’s cash flow. Our governing documents and our AFCF Credit Agreement contain no limit on the amount of debt we may incur, and, subject to the covenants contained in the Indenture, we may significantly increase the amount of leverage we utilize at any time without approval of our shareholders. Leverage can enhance our potential returns but can also exacerbate our losses. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including, but not limited to, the risks that:
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
As of December 31, 2024, our total consolidated indebtedness, including that of our subsidiary, was approximately $190.0 million (excluding debt issuance costs and accrued interest), including $60.0 million that we had drawn under our Revolving Credit Facility and $40.0 million that we had drawn under our AFCF Credit Facility (as defined below). On December 30, 2024 and December 31, 2024, we drew $60.0 million on our Revolving Credit Facility and $40.0 million on our AFCF Credit Facility, respectively. All outstanding borrowings under both the Revolving Credit Facility and AFCF Credit Facility were subsequently repaid in full on January 2, 2025. Our indebtedness could have significant adverse consequences to us, such as:
•limiting our ability to satisfy our financial obligations;
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
We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness, including the 2027 Senior Notes, the Revolving Credit Facility and the AFCF Credit Facility, or to fund our other liquidity needs. Additionally, if we incur additional indebtedness in connection with future acquisitions or development projects or for any other purpose, our debt service obligations could increase.
We may need to refinance all or a portion of our indebtedness, including the 2027 Senior Notes, the Revolving Credit Facility and the AFCF Credit Facility, on or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:
•our financial condition and market conditions at the time; and
•restrictions in the agreements governing our indebtedness.
As a result, we may not be able to refinance any of our indebtedness, including the 2027 Senior Notes, the Revolving Credit Facility and the AFCF Credit Facility, on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations, including payments on the 2027 Senior Notes, the Revolving Credit Facility and the AFCF Credit Facility. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity or delaying capital expenditures, or strategic acquisitions and alliances, any of which could have a material adverse effect on our operations. We cannot assure you that we will be able to effect any of these actions on commercially reasonable terms, or at all.
Monetary policy actions by the Federal Reserve could adversely impact both our borrowers and our financial condition.
We, as well as our borrowers, are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. In an effort to combat rising inflation levels, the Federal Reserve raised the Federal Funds Target Rate by 5.25 percentage points between March 2022 and December 2023, with a 0.50 percentage point decrease in September 2024, a 0.25 percentage point decrease in November 2024 and a 0.25 percentage point decrease in December 2024. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on the demand for debt capital. Changes in fiscal and monetary policies are beyond our control, are difficult to predict and could materially adversely affect us and our borrowers.
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
Moreover, in January 2019, the Basel Committee published its revised capital requirements for market risk, known as Fundamental Review of the Trading Book (“FRTB”), which are expected to generally result in higher global capital requirements for banks that could, in turn, reduce liquidity and increase financing and hedging costs. United States federal bank regulatory agencies released a formal FRTB proposal in July 2023. Under the proposal, large banks would begin transitioning to the new framework on July 1, 2025, with full compliance starting July 1, 2028. The impact of FRTB will not be known until after any resulting rules are finalized and implemented by the United States federal bank regulatory agencies.
Risks Related to the Spin-Off
Following the Spin-Off, our financial profile changed, and we are a smaller, less diversified company than prior to the Spin-Off.
The Spin-Off resulted in us becoming a smaller, less diversified company with more limited businesses concentrated in our industry. As a result, we may be more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the diversification of our revenues, costs, and cash flows will diminish as a standalone company, such that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments may be diminished.
In connection with the separation into two public companies, each of SUNS and we agreed to indemnify each other for certain liabilities. If we are required to pay under these indemnities to SUNS, our financial results could be negatively impacted. In addition, the SUNS indemnities may not be sufficient to hold us harmless from the full amount of liabilities for which SUNS will be allocated responsibility, and SUNS may not be able to satisfy its indemnification obligations in the future.
Pursuant to the Separation and Distribution Agreement and certain other agreements between SUNS and us, each party agreed to indemnify the other for certain liabilities. Third parties could also seek to hold us responsible for any of the liabilities that SUNS has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnities from SUNS for our benefit may not be sufficient to protect us against the full amount of such liabilities, and SUNS may not be able to fully satisfy its indemnification obligations.
Moreover, even if we ultimately succeed in recovering from SUNS any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.
Our agreements with SUNS and its subsidiaries involve potential conflicts of interest and could be less beneficial than the terms we may have otherwise received from unaffiliated third parties.
The agreements we entered into with SUNS in connection with the Spin-Off were prepared in the context of the Spin-Off while SUNS was still a wholly-owned subsidiary of the Company. Accordingly, during the period in which the terms of those agreements were prepared, SUNS did not have an independent Board of Directors or a management team that was independent of the Company. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. For example, the allocation of assets, liabilities, rights, indemnification and other obligations between SUNS and us under the Separation and Distribution Agreement may have been different if agreed to by two unaffiliated parties.
Some of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in SUNS.
Because of their current or former positions with SUNS, following the Spin-Off, some of our directors and executive officers may own shares of SUNS common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. This ownership may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for SUNS or us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between SUNS and us regarding the terms of the agreements governing the Spin-Off and the relationship thereafter between the companies.

Risks Related to Our Organization and Structure
Provisions in our charter (our “Charter”) and our amended and restated bylaws (our “Bylaws”) may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders, and may prevent attempts by our shareholders to replace or remove our current management.
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
The Charter authorizes us to issue shares of our common stock and our preferred stock without shareholder approval, subject to certain specified limitations. In addition, subject to certain voting rights specifically provided in our Charter or by state statute, our Board may, without shareholder approval, amend the Charter from time to time to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of our common stock and our preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our Board may, subject to certain specified limitations, establish a class or series of shares of our common stock and our preferred stock that could delay or prevent a merger, third-party tender offer, change of control or similar transaction or a change in incumbent management that might involve a premium price for shares of our common stock or otherwise be in the best interests of our shareholders.

The Maryland General Corporation Law prohibits certain business combinations, which may make it more difficult for us to be acquired.
We are a Maryland corporation and subject to the Maryland General Corporation Law (“MGCL”). Under the MGCL, “business combinations” between a Maryland corporation and an “interested shareholder” or an affiliate of an interested shareholder are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested shareholder is defined as: (a) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the then-outstanding voting stock of a corporation; or (b) an affiliate or associate of a corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then-outstanding stock of such corporation.
A person is not an interested shareholder under the statute if the board of directors approved in advance the transaction by which the person otherwise would have become an interested shareholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.
After the expiration of the five-year period described above, any business combination between a Maryland corporation and an interested shareholder must generally be recommended by the board of directors of such corporation and approved by the affirmative vote of at least:
•80% of the votes entitled to be cast by holders of the then-outstanding shares of voting stock of such corporation; and
•two-thirds of the votes entitled to be cast by holders of voting stock of such corporation, other than shares held by the interested shareholder with whom or with whose affiliate the business combination is to be effected, or held by an affiliate or associate of the interested shareholder.
These supermajority vote requirements do not apply if the corporation’s common shareholders receive a minimum price, as defined under the MGCL, for their shares in the form of cash or other consideration in the same form as previously paid by the interested shareholder for its shares. The MGCL also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested shareholder becomes an interested shareholder.
Pursuant to the statute, our Board has adopted a resolution exempting any business combination with Leonard M. Tannenbaum, or any of his affiliates. Consequently, the five-year prohibition and the supermajority vote requirements will not apply to a business combination between us and Leonard M. Tannenbaum or any of his affiliates. As a result, Leonard M. Tannenbaum or any of his affiliates may be able to enter into business combinations with us that may not be in the best interests of our shareholders, without compliance with the supermajority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of our Company and increase the difficulty of consummating any offer.
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
In order for us to qualify as a REIT, for each taxable year after our first REIT taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any taxable year (other than the first year for which an election to be a REIT has been made). “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, the Charter includes ownership limits based on the value and number of outstanding shares of our capital stock. Subject to certain exceptions, (i) no person, other than a Qualified Institutional Investor (as defined in our Charter) or an Excepted Holder (as defined in our charter), shall beneficially own or constructively own shares of our capital stock in excess of the aggregate stock ownership limit set forth in our Charter, (ii) no Qualified Institutional Investor, other than an Excepted Holder, shall beneficially own or constructively own shares of our capital stock in excess of the aggregate stock ownership limit applicable to Qualified Institutional Investor as set forth in our Charter and (iii) no Excepted Holder shall beneficially own or constructively own shares of our capital stock in excess of the stock ownership limit applicable to such Excepted Holder. Leonard M. Tannenbaum is an Excepted Holder and may maintain an equity interest up to 29.9% in value or number of shares, whichever is more restrictive, of our Company. These ownership limitations could have the effect of discouraging a takeover or other transaction in which our shareholders might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.
Maintenance of our exemption from registration under the Investment Company Act may impose significant limits on our operations. Your investment return in our common stock may be reduced if we are required to register as an investment company under the Investment Company Act.
We intend to conduct our operations so that we will be exempt from the provisions of the Investment Company Act pursuant to an exemption contained in 3(c)(5) thereunder. We intend to conduct our operations so that any wholly owned or majority owned subsidiary does not come within the definition of an investment company or will be exempt from the provisions of the Investment Company Act pursuant to an exemption contained in 3(c)(1), 3(c)(5) or 3(c)(7) thereunder. The Investment Company Act provides certain protection to investors and imposes certain restrictions on registered investment companies (including, for example, limitations on the ability of registered investment companies to incur leverage), none of which will be applicable to us.
The exemption contained in 3(c)(5)(C) is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” On the basis of no-action letters and interpretive guidance provided by the SEC and its staff, this exemption generally requires that at least 55% of an entity’s assets must be comprised of qualifying assets and at least 80% of such entity’s assets must be comprised of qualifying assets and real estate-related assets (and no more than 20% of such entity’s assets may be comprised of non-qualifying or non-real estate-related assets). “Qualifying assets” for this purpose include, for example, certain mortgage loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as interpreted by the SEC staff in various no-action letters and other SEC interpretive guidance. Investments that do not satisfy the “qualifying asset” conditions set forth in the relevant SEC staff no-action letters and other guidance, may be classified as real estate-related or non-real estate-related assets, depending upon applicable SEC guidance, if any. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, and mezzanine loans may not constitute qualifying assets and therefore our investments in these types of assets may be limited.
We classify our assets for purposes of our 3(c)(5)(C) exemption based upon no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. These no-action positions are based on specific factual situations that may be substantially different from the factual situations we may face and a number of these no-action positions were issued more than twenty years ago. There may be no guidance from the SEC or its staff that applies directly to our factual situations and as a result we may have to apply SEC staff guidance that relates to other factual situations by analogy. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of the Investment Company Act. If we are required to reclassify our assets, we may no longer be in compliance with the exemption from the definition of an investment company provided by Section 3(c)(5)(C) of the Investment Company Act. Any additional guidance from the SEC or its staff could further inhibit our ability to pursue our chosen strategies.
As a consequence of seeking to maintain an exemption from registration under the Investment Company Act on an ongoing basis, we and/or our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such restrictions. For example, these restrictions may limit our ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of mortgage loans, debt tranches of securitizations and certain asset-backed securities, or in assets not related to real estate. Further, a change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy. Thus, maintaining our exemption from registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.
There can be no assurance that we will be able to successfully maintain an exemption from registration under the Investment Company Act on an ongoing basis. A failure by us to maintain this exemption would require us to significantly restructure our investment strategy in a manner that would be less advantageous to us than would be the case in the absence of such restructuring. For example, because affiliate transactions are generally prohibited under the Investment Company Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company, which could have a material adverse effect on our ability to operate the business and pay distributions. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company, we would be subject to limitations on corporate leverage that would have an adverse impact on our investment returns, and a court could appoint a receiver to take control of such entity and liquidate its business. Any of these results would have a material adverse effect on us.
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
The MGCL provides that a director has no liability in such capacity if the director performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. A director who performs his or her duties in accordance with the foregoing standards should not be liable to us or any other person for failure to discharge his or her obligations as a director.
The Charter permits us, and the Bylaws require us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable costs, fees and expenses in advance of final disposition of a proceeding to any individual who is a present or former director or officer and who is made or threatened to be made a party to, or witness in, the proceeding by reason of his or her service in that capacity or any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner, trustee, member or manager of another corporation, REIT, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made or threatened to be made a party to, or witness in, the proceeding by reason of his or her service in that capacity. With the approval of our Board, we may provide such indemnification and advance for expenses to any individual who served a predecessor of our Company in any of the capacities described above and any employee or agent of our Company or a predecessor of our Company, including our Manager and its affiliates. In addition to the indemnification provided by the Charter and Bylaws, we have entered into indemnification agreements to indemnify, and advance certain fees, costs and expenses to, our directors and officers, subject to certain standards to be met and certain other limitations and conditions as set forth in such indemnification agreements.
We are permitted, to the fullest extent permitted by law, and currently maintain insurance on behalf of our directors and officers. Alternatively, we may in the future establish a sinking fund to contribute a specified amount of cash on a monthly basis towards insuring such persons against liability. Such insurance or any sinking fund may result in us having to expend significant funds, which will reduce the available cash for distribution to our shareholders.
Risks Related to Our Relationship with our Manager and its Affiliates
Our future success depends on our Manager and its key personnel and investment professionals. We may not find a suitable replacement for our Manager if the Management Agreement is terminated or if such key personnel or investment professionals leave the employment of our Manager or its affiliates or otherwise become unavailable to us.
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
Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager include:
Manager’s advisory activities. While our Manager and its affiliates have agreed that for so long as our Manager is managing us, neither it nor any of its affiliates will sponsor or manage any other mortgage REIT that invests primarily in loans of the same kind as our Company, our Manager and its affiliates may otherwise manage other investment vehicles that have investment objectives that compete or overlap with, and may from time to time invest in, our target asset classes. This may apply to existing investment vehicles or investment vehicles that may be organized in the future. For example, our Manager and/or its affiliates may provide investment advisory and other management services to an investment vehicle focused on investing in operators and ancillary companies in the cannabis industry by providing debt and equity capital to such operators and companies.
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
Co-investments. Other investment vehicles managed by our Manager or affiliates of our Manager co-invest with us or hold positions in loans where we have also invested, including by means of splitting commitments, participating in loans or other means of syndicating loans. Such loans raise potential conflicts of interest between us and such other investment vehicles. To the extent such investment vehicles seek to acquire the same target assets as us, subject to the internal policies of our Manager and its affiliates described above, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. In such circumstances, the size of the investment opportunity in loans otherwise available to us may be less than it would otherwise have been, and we may participate in such opportunities on different and potentially less favorable economic terms than such other parties if our Manager deems such participation as being otherwise in our best interests. Furthermore, when such other investment vehicles have interests or requirements that do not align with our interests, including differing liquidity needs or desired investment horizons, conflicts may arise in the manner in which any voting or control rights are exercised with respect to the relevant borrower, potentially resulting in an adverse impact on us. If we participate in a co-investment with an investment vehicle managed by our Manager or an affiliate of our Manager and such vehicle fails to fund a future advance on a loan, we may be required to, or we may elect to, cover such advance and invest additional funds. In addition, if we and such other investment vehicles invest in different classes or types of debt, equity or other investments relating to the same borrower, actions may be taken by such other investment vehicles that are adverse to our interests, including, but not limited to, during a work-out, restructuring or insolvency proceeding or similar matter occurring with respect to such loan. Subject to applicable internal policies of our Manager and its affiliates, our Manager and/or its affiliates may also from time to time serve as administrative agent to all lenders of such co-invested loans. In such a case, there may arise potential conflicts of interest between us, such other investment vehicles and/or such affiliated administrative agent.
Investments into investment vehicles managed by our Manager or affiliates of our Manager and their borrowers. We may invest in, acquire, sell assets to or provide financing to investment vehicles managed by our Manager or affiliates of our Manager and their borrowers or purchase assets from, sell assets to, or arrange financing from any such investment vehicles and their borrowers. Any such transactions will require approval by a majority of our independent directors. There can be no assurance that any procedural protections will be sufficient to ensure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s-length transaction.
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
Our Management Agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party, and the manner of determining the Base Management Fees may not provide sufficient incentive to our Manager to maximize risk-adjusted returns for our portfolio since it is based on the book value of our equity per annum and not on our performance.
We rely completely on our Manager to provide us with investment advisory services and general management services. Our executive officers also serve as officers or employees of our Manager. Our Management Agreement was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.
We pay our Manager substantial Base Management Fees regardless of the performance of our portfolio. Pursuant to the terms of our Management Agreement, our Manager receives Base Management Fees that are calculated and payable quarterly in arrears in cash, in an amount equal to 0.375% of our Equity (as defined below), subject to certain adjustments, less 50% of the aggregate amount of any Outside Fees, including any agency fees relating to our loans, but excluding the Incentive Compensation and any diligence fees paid to and earned by our Manager and paid by third parties in connection with our Manager’s due diligence of potential loans. Such Base Management Fees are calculated and payable quarterly in arrears in cash, subject to certain adjustments. Our Manager’s entitlement to the Base Management Fees, which are not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking loans that provide attractive risk-adjusted returns for our portfolio. Further, the Base Management Fee structure gives our Manager the incentive to maximize the book value of our equity raised by the issuance of new equity securities or the retention of existing equity value, regardless of the effect of these actions on existing shareholders. In other words, the Base Management Fee structure rewards our Manager primarily based on the size of our equity raised and not necessarily on our financial returns to shareholders. This in turn could hurt both our ability to make distributions to our shareholders and the market price of our common stock.
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
We do not have a policy that expressly prohibits our directors, officers, shareholders or affiliates from engaging for their own account in business activities of the types conducted by us. For example, certain of our officers and directors and employees of our Manager also have a relationship with our borrowers or other clients as part of their outside business activities. For example, Mr. Tannenbaum, our Chairman, and Mrs. Tannenbaum, our President and Chief Investment Officer, are the ultimate beneficial owners and/or control investment vehicles that have co-invested alongside us and as such, may lend to our borrowers. Mr. and Mrs. Tannenbaum own and control AFC Agent, an entity that provides services as an administrative agent to lenders under certain credit facilities, including credit facilities in which we are currently acting, or may in the future act as lenders. However, our conflicts of interest policies prohibit our directors and officers as well as employees of our Manager from engaging in any transaction that involves a potential or actual conflict of interest with us without the approval of the Audit and Valuation Committee of our Board. In addition, our Management Agreement has limited restrictions on our Manager’s and its affiliates’ respective ability to engage in additional management or loan opportunities, which could result in our Manager or its affiliates engaging in management and investment activities that compete with us, and our conflict of interest policies acknowledge that such activities shall not be deemed a conflict of interest.
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
We believe that we benefit from the extensive and diverse expertise and significant financing industry experience of the key personnel and investment professionals of our Manager and its affiliates. However, investors should understand that we and our Manager have limited prior operating history upon which to evaluate our and our Manager’s performance and we and our Manager have not previously managed a REIT vehicle or any investment vehicle focused on providing loans for cannabis industry operators.
Additionally, in connection with their prior experience, certain of our Manager’s key personnel and its affiliates and our officers and directors have been named defendants in litigation or other legal proceedings involving their managed entities. For example, in 2015, Fifth Street Finance Corporation (“FSC”) and Fifth Street Asset Management (“Fifth Street”) and certain officers and directors of FSC and Fifth Street, including Mr. Tannenbaum and Alexander Frank, one of our directors, were named as defendants in actions alleging violations of Sections 10(b) and 20(a) of the Exchange Act regarding statements about the value of FSC’s assets and Fifth Street and certain officers and directors, including Mr. Tannenbaum and Mr. Frank, were named as defendants in actions alleging that the defendants breached their fiduciary duties by causing FSC to enter into an unfair Investment Advisory Agreement with Fifth Street and engaging in a scheme designed to artificially inflate FSC’s assets. In addition, in 2018, Fifth Street Management, LLC (“FSM”), during a time in which Mr. Tannenbaum was an affiliate, was subject to a cease and desist order from the SEC (the “Order”) relating to allegations of improper allocation of expenses to clients and failures relating to its review of a client’s valuation model. The Order was limited to FSM and no individual or FSM affiliated entity was subject to the Order at any time. Additionally, each of these matters have been resolved with no admission of wrongdoing by any party and the dismissals of all claims against each of the named individuals but we cannot provide assurance that these prior legal proceedings or future legal proceedings involving us, our Manager, our Manager’s key personnel or investment professionals or its affiliates or our officers or directors will not cause reputational harm for us.
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
Pursuant to the Management Agreement, our Manager does not assume any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our Board in following or declining to follow its advice or recommendations. Under the terms of the Management Agreement, the “Manager Parties will not be liable to us for acts or omissions performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the relevant Management Agreement. In addition, we have agreed to indemnify the Manager Parties with respect to all losses, damages, liabilities, demands, charges and claims of any nature whatsoever, and any and all expenses, costs and fees related thereto, arising from acts or omissions of the Manager Parties not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement. We have also entered into indemnification agreements with the members of the Investment Committee of our Manager to indemnify and advance certain fees, costs and expenses to such individuals, subject to certain standards to be met and certain other limitations and conditions as set forth in such indemnification agreements. These protections may lead our Manager to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Risks Related to Our Taxation as a REIT
Failure to qualify as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our shareholders.
We intend to operate in a manner so as to continue to qualify as a REIT for U.S. federal income tax purposes. We believe that we have qualified, and our organization and current and proposed method of operation will enable us to continue to qualify as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code, and regulations promulgated by the U.S. Treasury Department thereunder (“Treasury Regulations”) as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. In addition, while we intend to take the position that we and certain of our affiliates are treated as separate entities for purposes of determining whether we qualify as a REIT, there can be no guarantee that the IRS will agree with our position. If we and certain of our affiliates are treated as the same entity for this purpose, we may not qualify as a REIT. Furthermore, future legislation, new regulations, administrative interpretations or court decisions may significantly change the U.S. tax laws or the application of the U.S. tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.
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
In addition, if we fail to qualify as a REIT, we will no longer be required to make the distributions necessary to remain qualified as a REIT. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it could adversely affect the value of our common stock.
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
In order to maintain our REIT status and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. In addition, we may need to reserve cash to satisfy our REIT distribution requirements, even though attractive lending opportunities may otherwise be available. To qualify as a REIT, we must distribute to our shareholders at least 90% of our net taxable income each year, without regard to the deduction for dividends paid and excluding capital gains and certain non-cash income. In addition, we will be subject to corporate income tax to the extent we distribute less than 100% of our taxable income, including any net capital gain. We intend to make distributions to our shareholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate income tax obligation to the extent consistent with our business objectives. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. In addition, if the IRS were to disallow certain of our deductions, such as management fees, depreciation or interest expense, by alleging that we, through our business operations and/or loan agreements with state-licensed cannabis borrowers, are subject to Section 280E of the Code or otherwise, we could be unable to meet the distribution requirements and would fail to qualify as a REIT. Likewise, any governmental fine on us would not be deductible, and the inability to deduct such fines could cause us to be unable to satisfy the distribution requirement.
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
To qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our shareholders. In order to meet these tests, we may be required to forego loans that we might otherwise make or liquidate loans we might otherwise continue to hold. Thus, compliance with the REIT requirements may hinder our performance by limiting our ability to make and/or maintain ownership of certain otherwise attractive loans.
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
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held as inventory or primarily for sale to customers in the ordinary course of business. Although we do not intend to hold a significant amount of assets as inventory or primarily for sale to customers in the ordinary course of our business, the characterization of an asset sale as a prohibited transaction depends on the particular facts and circumstances. The Code provides a safe harbor that, if met, allows a REIT to avoid being treated as engaged in a prohibited transaction. We may sell certain assets in transactions that do not meet all of the requirements of such safe harbor if we believe the transaction would nevertheless not be a prohibited transaction based on an analysis of all of the relevant facts and circumstances. If the IRS were to successfully argue that such a sale was in fact a prohibited transaction, we would be subject to a 100% penalty tax on the net gain with respect to such sale. In addition, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales, even though the sales might otherwise be beneficial to us.
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
The maximum U.S. federal income tax rate for certain qualified dividends payable to individual U.S. Holders is 20%. Dividends payable by REITs, however, are generally not qualified dividends and therefore are not eligible for taxation at the reduced rates. However, to the extent such dividends are attributable to certain dividends that we receive from a taxable REIT subsidiary or to income from a prior year that was retained by us and subject to corporate tax, such dividends generally will be eligible for the reduced rates that apply to qualified dividend income. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our equity. However, for tax years beginning before January 1, 2026, U.S. Holders who are individuals, estates or trusts may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to qualified dividend income received by us, if any), which temporarily reduces the effective tax rate on these dividends to a maximum federal income tax rate of 29.6% for those years. If we fail to qualify as a REIT, such dividends will no longer be ordinary REIT dividends and shareholders may not claim this deduction with respect to dividends paid by us. Shareholders are urged to consult tax advisers regarding the effect of this change on the effective tax rate with respect to REIT dividends.
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
Risks Related to our Common Stock
The market price for our common stock may be volatile, which could contribute to the loss of all or part of your investment.
The trading price of our common stock has been volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:
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
Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.
If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.
Our Board may change our policies without shareholder approval.
Our policies, including any policies with respect to investments, leverage, financing, growth, debt and capitalization, are determined by our Board or those committees or officers to whom our Board may delegate such authority. Our Board also establishes the amount of any dividends or other distributions that we may pay to our shareholders. Our Board or the committees or officers to which such decisions are delegated have the ability to amend or revise these and our other policies at any time without shareholder vote. Accordingly, our shareholders are not entitled to approve changes in our policies.
There is a risk that shareholders may not receive distributions or that such dividends may not grow over time.
We intend to make to make regular quarterly distributions to our shareholders, consistent with our intention to qualify as a REIT. However, any future determination to actually pay dividends will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board deems relevant. We therefore cannot assure our shareholders that we will achieve investment results and other circumstances that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions.
As one of our significant shareholders and a significant beneficial owner of our Manager, Leonard M. Tannenbaum, our Chairman, can exert significant influence over our corporate actions and important corporate matters.
Our founder and Chairman, Leonard M. Tannenbaum, beneficially owns approximately 23.6% of our common stock as of March 1, 2025. As of March 1, 2025, Mr. Tannenbaum owns 3,877,869 shares of our common stock and has been granted options to purchase up to 1,906,958 shares of our common stock, which are fully vested and exercisable. Mr. Tannenbaum also owns 75% of the outstanding equity of the Parent Manager as of December 31, 2024. Similarly, Robyn Tannenbaum, our President and Chief Investment Officer, owns 10.0% of the Parent Manager as of December 31, 2024.
Mr. Tannenbaum and, to a lesser extent, Mrs. Tannenbaum could therefore exert substantial influence over our corporate matters, such as electing directors and approving material mergers, acquisitions, strategic partnerships or other business combination transactions, as applicable. This concentration of ownership may discourage, delay or prevent a change in control which could have the dual effect of depriving our shareholders from an opportunity to receive a premium for their equity as part of a sale of AFC and otherwise reducing the price of such equity.
We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make shares of our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we are not subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of our financials to those of other public companies more difficult.
We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, (b) in which we have total annual revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which generally means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.
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

We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company and/or smaller reporting company, as applicable.
We incur significant costs as a result of being a public company, and such costs may increase when we cease to be an emerging growth company and/or smaller reporting company.
As a public company, we incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements of the Exchange Act, Sarbanes-Oxley, the Dodd-Frank Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations may significantly increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. As a result, our executive officers’ attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Furthermore, the expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly after we are no longer an emerging growth company nor a smaller reporting company, although we are currently unable to estimate these costs with any degree of certainty. We could be an emerging growth company for up to five full fiscal years, although circumstances could cause us to lose that status earlier as discussed above, which could result in our incurring additional costs applicable to public companies that are not emerging growth companies. We may be a smaller reporting company even after we are no longer an emerging growth company.
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. When we lose our status both as an emerging growth company and a smaller reporting company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Any testing by us conducted in connection with Sarbanes-Oxley, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could materially adversely affect the trading price of our common stock.
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
Risk Management and Strategy
As an externally managed company, the Company relies on our Manager’s corporate information technology, accounting and financial reporting platforms, enterprise applications and related systems (the “Information Systems”) in connection with the Company’s day-to-day operations. Our Manager has adopted a written information security program (the “Written Information Security Policy”), which is designed to address applicable requirements under Regulation S-P and the FTC Safeguards Rule. Consequently, the Company also relies on the processes for assessing, identifying, and managing material risks from cybersecurity threats under the Manager’s Written Information Security Policy. The processes include, among other things, maintaining secure digital or physical access to information assets, using manual and automated detection methods for malicious code, due diligence of third-party vendors, and engaging a leading provider of cybersecurity services to assess and manage cybersecurity risk. For third-party service vendors that perform a variety of important functions for our business, we seek to engage reliable, reputable service vendors that maintain cybersecurity programs.
All of the Company’s personnel are employees of the Manager or one of its affiliates and are subject to the Manager’s policies and procedures. Our Manager utilizes a third-party managed & cybersecurity services provider (the “MSSP”) for cybersecurity services, including threat detection and response, vulnerability assessment and monitoring, security incident response and recovery and general cybersecurity education and awareness. Our Manager and the MSSP engage in periodic assessment and training regarding the policies, standards and practices designed to address cybersecurity threats and incidents. Our cybersecurity risk management is integrated into our overall enterprise risk management and shares common methodologies, reporting channels and governance processes that apply across our enterprise risk management.
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
As noted above, the Company relies on the Information Systems in connection with the Company’s day-to-day operations. The Company relies on the MSSP’s processes for assessing, identifying, and managing material risks from cybersecurity threats.
The Company’s Chief Financial Officer and Treasurer, Chief Legal Officer and Secretary, and Head of IT work collaboratively with other employees of our Manager or its affiliates and the MSSP to ensure the MSSP’s services protect the Company’s Information Systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. These members of the Company’s management team, together with the MSSP, monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and report such threats and incidents to the Audit and Valuation Committee when appropriate. These members of the Company’s management team meet periodically to assess cybersecurity risks and discuss with the Audit and Valuation Committee. They have gained relevant knowledge, skills and experience in information technology and cybersecurity risk management, including overseeing third-party vendors in such areas, through their roles at the Company or other organizations.

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
Item 3.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of December 31, 2024, we were not subject to any material legal proceedings.
Item 4.     Mine Safety Disclosures
Not applicable.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed for trading on the Nasdaq Stock Market under the symbol “AFCG.” On March 1, 2025, the closing price of our common stock, as reported on the Nasdaq, was $8.53 per share. There were 69 holders of record of our common stock as of March 1, 2025. This number does not include beneficial owners who hold shares of our common stock in street name. However, because many of our common shares are held by brokers and other institutions, we believe that there are many more beneficial holders of our common shares than record holders.
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
Equity Compensation Plan Information
See Note 11 to our consolidated financial statements for the year ended December 31, 2024 included in this Annual Report for information regarding our 2020 Plan.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6.    Reserved
None.
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and our accompanying notes and other information included in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Risk Factors,” in this Annual Report. Unless the context otherwise requires, as used in this section the terms “we,” “us,” “our,” or “AFC,” refers to Advanced Flower Capital Inc.
Business Overview
Advanced Flower Capital Inc. is an institutional lender that was founded in July 2020 by a veteran team of investment professionals. We primarily originate, structure, underwrite, invest in and manage senior secured loans and other types of mortgage loans and debt securities, with a specialization in loans to cannabis industry operators in states that have legalized medical and/or adult-use cannabis. Our investment guidelines primarily relate to deploying capital in attractive lending opportunities to state law-compliant cannabis operators, typically secured by real estate, equipment, cash flows and license value.
Our objective is to provide attractive risk-adjusted returns over time through cash distributions and capital appreciation primarily by providing loans to state law compliant cannabis companies. The loans we originate are primarily structured as senior loans typically secured by real estate, equipment, cash flows and the value associated with licenses (where applicable) and/or other assets of the loan parties to the extent permitted by applicable laws and the regulations governing such loan parties. Some of our cannabis-related borrowers have their equity securities listed for public trading on the Canadian Securities Exchange (“CSE”) in Canada and/or over-the-counter (“OTC”) in the United States.
Spin-Off
On February 22, 2024, we announced a plan to separate into two independent, publicly traded companies. Prior to the Spin-Off, Sunrise Realty Trust, Inc. (“SUNS”) held our CRE portfolio as our wholly-owned subsidiary. On July 9, 2024, we completed the separation of our CRE portfolio through the spin-off of SUNS into an independent, publicly traded company (the “Spin-Off”) through a pro-rata distribution of all of the outstanding shares of SUNS common stock to our shareholders of record as of the close of business on July 8, 2024 (the “Record Date”). Our shareholders of record as of the Record Date received one share of SUNS common stock for every three shares of our common stock held as of the Record Date. We retained no ownership interest in SUNS following the Spin-Off. In connection with the Spin-Off, the operating results of the SUNS business through the date of the Spin-Off are reported in net income from discontinued operations, net of tax in the consolidated statements of operations for all periods presented. The related assets and liabilities are reported as assets and liabilities of discontinued operations on the consolidated balance sheets. Cash flows from the Company’s discontinued operations are presented as such in the consolidated statements of cash flows for all periods presented.
Unless otherwise noted, all amounts, percentages and discussion below reflect only the results of operations and financial condition from our continuing operations.

Developments During the Year Ended December 31, 2024:
Updates to Our Loan Portfolio During the Year Ended December 31, 2024
During the year ended December 31, 2024, we received approximately $21.8 million in aggregate principal prepayments from Private Company L’s sale of certain collateral assets, which was applied to our outstanding principal balance, recognizing $0.6 million in prepayment premiums and $0.04 million in exit fees.
In January 2024, we delivered a reservation of rights letter to Private Company K with respect to the occurrence of certain events of default, including the failure to make principal and interest payments when due and to deliver monthly statements as required under the credit agreement with Private Company K. In March 2024, we entered into a forbearance agreement with Private Company K, pursuant to which we agreed to forbear from exercising certain remedies as a result of certain defaults under the credit agreement. In exchange for such forbearance, Private Company K agreed to, among other things, (i) additional reporting requirements and (ii) contribute additional cash equity in an aggregate amount of up to $5.5 million in increments on or before August 31, 2024 or obtain a combination of additional equity and debt financing in an aggregate amount of up to $8.5 million in increments on or before August 31, 2024, with certain of the proceeds applied to the outstanding obligations under the credit agreement. The existing credit agreement was amended by the forbearance agreement entered into with Private Company K to require a portion of cash interest payments to instead be paid in kind from December 2023 to May 2024, interest for the remainder of the months during the term of the forbearance agreement to be payable in cash in arrears and payments of principal during the term of the forbearance to be deferred. As part of the equity requirements under the forbearance agreement with Private Company K, we received a cash payment of approximately $1.5 million in June 2024, which was applied to the outstanding interest and principal under the credit agreement with Private Company K. In June 2024, we delivered a reservation of rights letter to Private Company K with respect to the occurrence of certain events of default under the credit agreement and the forbearance agreement, including the failure to make principal and interest payments when due. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” regarding recent updates with respect to our loan with Private Company K.
In March 2024, we sold $6.0 million of our investment in Subsidiary of Public Company M, which was sold for approximately 94% of face value, compared to a blended weighted-average carrying value of 96%, resulting in a realized loss of approximately $0.1 million. In July 2024, we received an approximately $10.0 million principal prepayment and $0.2 million prepayment premium on our investment in Subsidiary of Public Company M. Following the prepayment, the aggregate outstanding principal balance on our investments in Subsidiary of Public Company M is approximately $2.8 million as of December 31, 2024.
In March 2024, we were repaid on all outstanding principal under the loan to Private Company I, which was previously placed on nonaccrual status, effective May 1, 2023. In addition to the repayment of the outstanding principal amount of approximately $3.8 million, we also received and recognized past due cash interest of approximately $0.7 million during the year ended December 31, 2024.
During the year ended December 31, 2024, we received approximately $5.2 million in aggregate principal prepayments from Private Company A’s sale of certain collateral assets and monthly payments, which was applied to our outstanding principal balance. Effective March 1, 2024, we placed Private Company A on nonaccrual status. AFC Agent continues to monitor the court-appointed receivership installed to maintain the borrower’s operations and maximize value for the benefit of its creditors. In September 2024, we purchased $4.6 million of outstanding principal of a third-party syndicate partner’s minority debt as part of the credit agreement with Private Company A for approximately $1.8 million. We now hold approximately $53.1 million of outstanding principal as of December 31, 2024.
In March 2024, we entered into the 2024 Subsidiary of Private Company G Forbearance Agreement, pursuant to which we agreed to forbear from exercising certain remedies as a result of certain events of default under the credit agreement and under the 2023 Subsidiary of Private Company G Forbearance Agreement. In exchange for such forbearance, Subsidiary of Private Company G agreed to, among other things, (i) contribute additional cash equity in an aggregate amount of not less than $3.0 million before April 30, 2024, (ii) sell certain assets, the proceeds of which will be applied to pay down outstanding obligations under the credit agreement, (iii) enter into a management services agreement with a third party with respect to Subsidiary of Private Company G’s operations in Pennsylvania, (iv) enter into a consulting or similar agreement with a third party with respect to Subsidiary of Private Company G’s operations in New Jersey, and (v) deliver additional reporting requirements. In addition, the existing credit agreement was amended by 2024 Subsidiary of Private Company G Forbearance Agreement to, for the remaining life of the loan (so long as Subsidiary of Private Company G complies with its obligations under the 2024 Subsidiary of Private Company G Forbearance Agreement): (a) remove the financial covenants, (b) revise the existing cash flow sweep such that 75% of excess cash flow is paid toward current interest, accrued interest and principal, (c) change the interest rate on the loans to 12.5% per annum, a minimum portion of which is payable in cash pursuant to the excess cash flow sweep, and the remainder of which, if any, is paid in kind, and (d) remove required amortization payments. In May 2024, we delivered a reservation of rights letter to Subsidiary of Private Company G with respect to the occurrence of certain events of default under the 2024 Subsidiary of Private Company G Forbearance Agreement, including the failure to deliver proceeds of cash equity contributions and other deliverables by the deadlines set forth in the 2024 Subsidiary of Private Company G Forbearance Agreement. The Company agreed to a cure period and to continue the forbearance period so long as the deliverables were made by the cure date, with which the Subsidiary of Private Company G was able to comply. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” regarding recent updates with respect to our loan with Subsidiary of Private Company G.
In March 2024, we entered into two senior secured credit facilities with Private Company N totaling $34.0 million, which were fully funded at closing. The loans are bifurcated between Private Company N Real Estate and Private Company N Non-Real Estate with commitments of $16.8 million and $17.2 million, respectively, and were originated at a discount of 4.0%, for a net funded amount of approximately $16.1 million and $16.5 million, respectively. The loans each bear interest at an annual rate of SOFR plus 8.0%, subject to a SOFR floor of 4.5%, and mature on April 1, 2028. In May 2024, we entered into the first amendment to the credit agreement with Private Company N - Real Estate, which increased the commitment size approximately $0.7 million and is fully funded under the same terms of the existing credit agreement. In August 2024, we entered into the second amendment to the credit agreement with Private Company N - Real Estate, which increased the total aggregate commitment by an additional approximately $1.8 million under the terms of the existing credit agreement. As of December 31, 2024, the loan with Private Company N - Real Estate is fully funded.
In May 2024, we entered into a $7.5 million senior secured credit facility with Private Company O. The loan bears interest at SOFR plus an 8.5% spread, subject to a SOFR floor of 5.0%, and matures June 1, 2028. As of December 31, 2024, approximately $3.3 million was drawn and the remainder is available to be drawn within one year of closing.
In May 2024, Private Company C repaid its loan in full. The loan had an original maturity date of December 1, 2025 and the outstanding principal of Private Company C on the date of repayment was approximately $3.5 million. We received exit fees of approximately $1.7 million.
In June 2024, we sold our loan with Private Company B at par plus accrued interest. The outstanding principal of the Private Company B credit facility on the date of the sale was approximately $19.3 million. In previous quarters, we noted that the Private Company B credit facility matured, but was not repaid, in September 2023 and the borrower was placed in receivership. In addition to the repayment of the outstanding principal amount of $19.3 million upon the sale, we also received an exit fee of approximately $1.0 million.
Concurrently with the sale of the loan to Private Company B, we entered into an approximately $15.1 million senior secured credit facility with Private Company P. The borrower has since been removed from receivership and Private Company P is pursuing a foreclosure over the assets. The loan bears interest at a fixed rate of 13.0%. The credit agreement has a maturity date of three years, provided that in the event Private Company P has not acquired the assets of Private Company B within one year from closing, subject to a 120 day extension on the terms therein, our loan to Private Company P becomes due and payable. The loan is secured by substantially all assets of Private Company P (and will include the assets of Private Company B when acquired). In August 2024, we entered into the first amendment to the credit agreement with Private Company P, which amended the interest payable for July 2024 and August 2024 to be paid in kind and payable in cash thereafter. In November 2024, in connection with its credit facility with Private Company P, we entered into a limited waiver and amendment to such facility to waive certain failures by Private Company P to pay monthly cash interest payments when due. In connection with the waiver and amendment, Private Company P made a cash payment constituting the majority of such missed interest payments of approximately $0.3 million, with the remaining amount due capitalized into the loan balance. Cash interest payments on the facility restarted January 1, 2025.
In June 2024, we sold the Subsidiary of Public Company H credit facility at par plus accrued interest to a third-party. The outstanding principal on the date of the sale was $84.0 million. During the first quarter of fiscal year 2024, we noted that the borrower failed to make its April interest payment. In addition to the repayment of the outstanding principal amount of $84.0 million, we also received and recognized past due cash interest of approximately $2.3 million and default interest of approximately $0.6 million when sold during the year ended December 31, 2024.
In August 2024, we entered into the fourth amendment to the credit agreement with Private Company J, pursuant to which, we, among other things, (i) amended certain financial covenants, (ii) increased the total aggregate commitment by an additional $5.5 million, of which we have funded $4.5 million as of December 31, 2024 and (iii) consented to Private Company J’s acquisition of three Missouri dispensaries and sale of one of its cultivation facilities.
In August 2024, we entered into a $11.0 million senior secured credit facility with Private Company Q. The loan was originated at a discount of 4.0% and matures September 1, 2028. The loan bears interest at SOFR plus an 8.75% spread, subject to a SOFR floor of 5.0%. As of December 31, 2024, approximately $5.8 million was drawn and the remainder is available to be drawn within two years of closing.
In October 2024, we entered into a $41.0 million senior secured credit facility with Private Company R, which was fully funded at closing. The loan was originated at a discount of 2.0% and matures November 1, 2027. The loan bears interest at SOFR plus a 7.5% spread, subject to a SOFR floor of 4.5%.
In November 2024, we entered into an agreement to purchase $10.0 million in outstanding principal amount of a senior secured term loan to Subsidiary of Public Company S, a publicly traded operator, at par from a third party lender and the third party lender assigned all of its rights and obligations under such loan to us. The term loan under the Subsidiary of Public Company S Credit Facility accrues interest at a fixed rate per annum of 9.5% and matures in August 2026.
In December 2024, we entered into an agreement to purchase approximately $8.9 million in outstanding principal amount of a senior secured term loan to Private Company T at par from a third party lender and the third party lender assigned all of its rights and obligations under such loan to us. The term loan under the Private Company T Credit Facility accrues interest at a fixed rate per annum of 11.25% and matures in July 2027.
Revolving Credit Facility
On March 26, 2024, the Company entered into Amendment Number One to Loan and Security Agreement, by and among the Company, as borrower, the lenders party thereto and the lead arranger, bookrunner and administrative agent party thereto, pursuant to which, among other things, the parties agreed expand the borrowing base to include funds maintained in a borrowing base cash account.
On July 18, 2024, the Company entered into Amendment Number Two to Loan and Security Agreement, by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto, pursuant to which, among other things, the parties agreed to exclude certain subsidiaries from the calculation of certain financial covenants so long as such subsidiaries are considered immaterial under the terms of the Loan and Security Agreement.
On January 24, 2025, the Company entered into Amendment Number Three to Loan and Security Agreement, by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto, pursuant to which, among other things, the parties agreed to reduce the procedural requirements for obligor loan receivables to become eligible under the borrowing base.
AFCF Credit Facility
In December 2024, we entered into an unsecured revolving credit agreement (the “AFCF Credit Agreement”), by and among the Company, as borrower, the lenders party thereto from time to time, and AFC Finance, LLC, as agent and lender. AFC Finance, LLC is wholly owned by Leonard M. Tannenbaum, Chairman of the Company’s Board of Directors. The AFCF Credit Agreement provides for an unsecured revolving credit facility (the “AFCF Credit Facility”) with a $40.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the AFCF Credit Agreement. Interest is payable on the AFCF Credit Facility at a rate per annum equal to 8.00%. The AFCF Credit Facility matures on the earlier of (i) December 31, 2025 and (ii) the date of the closing of any unsecured debt with principal of at least $40.0 million used to refinance the AFCF Credit Agreement.
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
During the year ended December 31, 2024, we sold an aggregate of 1,582,960 shares of our common stock under the Sales Agreement at a weighted average price of $10.24 per share, generating net proceeds of approximately $15.6 million. As of December 31, 2024, the Company’s remaining authorization under the Sales Agreement was approximately $47.4 million.
Dividends Declared Per Share
For the year ended December 31, 2024 and 2023, we declared the following cash dividends:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Payment Date	Amount per Share	Total Amount
March 2, 2023	March 31, 2023	April 14, 2023	$0.56	$11.5	million
June 15, 2023	June 30, 2023	July 14, 2023	0.48	9.8	million
September 15, 2023	September 30, 2023	October 13, 2023	0.48	9.8	million
December 15, 2023	December 31, 2023	January 12, 2024	0.48	9.8	million
2023 Period Subtotal			$2.00	$40.9	million
March 4, 2024	March 31, 2024	April 15, 2024	$0.48	$9.9	million
June 13, 2024	June 24, 2024	July 15, 2024	0.48	9.9	million
June 27, 2024	July 8, 2024	July 15, 2024	0.15	3.1	million
September 13, 2024	September 30, 2024	October 15, 2024	0.33	7.2	million
December 13, 2024	December 31, 2024	January 15, 2025	0.33	7.4	million
2024 Period Subtotal			$1.77	$37.5	million
In connection with the Spin-Off, we declared a one-time dividend of $0.15 per share of our common stock, which was paid on July 15, 2024 to shareholders of record as of July 8, 2024. The aggregate amount of the one-time dividend payment was approximately $3.1 million.
Based on our current estimates and assumptions, we expect to generate distributable earnings at, or around, $0.23 per basic weighted average common share for the first two fiscal quarters of 2025. However, this estimate is preliminary and may change. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”
Recent Developments
In January 2025, AFC Agent placed Private Company K in a consensual receivership to operate the collateral assets for the benefit of the Company, as a secured lender, and all other stakeholders.
In February 2025, we entered into a $15.0 million senior secured credit facility with Private Company U, which was fully funded at closing. The loan was originated at a discount of 2.50% and matures March 1, 2028. The loan bears interest at 14.00%.
In February 2025, AFC Agent, on behalf of the Company and the other lenders, initiated a mortgage foreclosure proceeding in connection with the 2024 Subsidiary of Private Company G Forbearance Agreement over a cultivation facility owned by Subsidiary of Private Company G. The Company also delivered a reservation of rights letter to Subsidiary of Private Company G concerning the occurrence of events of default and forbearance defaults under the credit agreement and the 2024 Subsidiary of Private Company G Forbearance Agreement, respectively, including unpermitted payments, the failure to maintain and preserve one of Subsidiary of Private Company G’s cannabis licenses and its cultivation facility and its failure to cooperate with us in the foreclosure proceeding. We believe these defaults have had a material adverse impact on Subsidiary of Private Company G’s ability to operate its business and make payments under the credit agreement. AFC Agent is also therefore pursuing a payment guarantee from the parent company and the beneficial shareholders of Subsidiary of Private Company G that guaranteed the loan. For more information on related risks, see “Risk Factors—Risks Related to Our Business and Growth Strategy—Loans to relatively new and/or small companies and companies operating in the cannabis industry generally involve significant risks.”

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
We define Distributable Earnings as, for a specified period, the net income (loss) computed in accordance with GAAP, excluding (i) stock-based compensation expense, (ii) depreciation and amortization, (iii) any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss); provided that Distributable Earnings does not exclude, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash, (iv) provision for (reversal of) current expected credit losses, (v) TRS (income) loss, net of any dividends received from TRS and (vi) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between our Manager and our independent directors and after approval by a majority of such independent directors.
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

The following table provides a reconciliation of GAAP net income to distributable earnings:

	Years ended December 31,
	2024	2023
Net income	$16,784,205	$20,951,999
Adjustments to net income:
Stock-based compensation expense	1,390,978	1,008,148
Depreciation and amortization	—	—
Unrealized losses (gains) or other non-cash items	9,806,916	8,513,364
Provision for (reversal of) current expected credit losses(1)	4,233,310	12,132,718
TRS loss (income), net of dividends	2,711,006	(1,158,946)
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—
Distributable earnings	$34,926,415	$41,447,283
Basic weighted average shares of common stock outstanding	20,821,239	20,321,091
Distributable earnings per basic weighted average share	$1.68	$2.04
(1) The provision for current expected credit losses above includes approximately $71.9 thousand and zero in connection with the Spin-Off for the years ended December 31, 2024 and 2023, respectively, which is included in the net income from discontinued operations, net of tax financial statement line on the consolidated statements of operations.
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our common stock as of December 31, 2024 and 2023 was approximately $9.02 and $15.64, respectively. On July 9, 2024, we completed the Spin-Off of SUNS, which had a book value of approximately $114.8 million, or $5.55 per share, on the Distribution Date. In connection with the Spin-Off, we recognized a reduction to additional paid-in capital of approximately $114.8 million related to the transfer of certain assets and liabilities associated with our CRE portfolio to SUNS.
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
Results of Operations for the years ended December 31, 2024 and 2023
Our net income from continuing operations allocable to our common shareholders for the year ended December 31, 2024, was approximately $13.9 million, or $0.64 per basic weighted average common share from continuing operations, compared to net income from continuing operations allocable to our common shareholders of approximately $20.7 million, or $1.01 per basic weighted average common share from continuing operations for the year ended December 31, 2023, respectively.
Interest income decreased approximately $(18.3) million, or (26.0)%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This decrease was driven by lower interest income of approximately ($17.9) million driven by Subsidiary of Private Company G, Private Company K and Private Company A on nonaccrual status during fiscal year 2024, lower interest income of approximately ($7.7) million driven by less capital deployed relating to loan exits and prepayments, partially offset by higher fee income of approximately $3.8 million driven by loan exits and prepayments during the year ended December 31, 2024, and higher OID income of approximately $3.5 million due to the acceleration of unaccreted OID of current year loan exits and prepayments during the year ended December 31, 2024, as compared to the year ended December 31, 2023, respectively.

Interest expense decreased approximately $(21.1) thousand, or (0.3)%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, driven by lower interest incurred on the 2027 Senior Notes due to a weighted average decrease in the 2027 Senior Notes principal outstanding of approximately $(1.9) million, or (2.0)%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to the repurchase of $10.0 million of our 2027 Senior Notes during the year ended December 31, 2023. No repurchases took place during the year ended December 31, 2024. The decrease in interest expense year-over-year is also driven by less unused fees incurred due to an increase in borrowings on the credit facilities. Relatedly, this is partially offset by an increase in interest expense on such borrowings year-over-year on both the Revolving Credit Facility and AFCF Credit Facility.
Management fees decreased approximately $(0.1) million, or (2.9)%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, driven by lower outside fees earned and offset by lower equity attributable to the Spin-Off of SUNS completed on July 9, 2024. In connection with the Spin-Off, we recognized a reduction to additional paid-in capital of approximately $114.8 million. Incentive fees decreased approximately $(3.6) million, or (34.7)%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, driven by lower Core Earnings (as defined in the Management Agreement), as well as lower Adjusted Capital (as defined in the Management Agreement) attributable to the Spin-Off.
General and administrative expenses decreased approximately $(1.0) million, or (20.7)%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. This decrease was primarily due to severance expense incurred during the year ended December 31, 2023 attributable to the departure of our former Chief Financial Officer of approximately $0.7 million. No severance expense was incurred during the year ended December 31, 2024.
Stock-based compensation increased approximately $0.4 million, or 38.0%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This was driven by additional equity awards granted in January and December 2024.
Professional fees increased approximately $0.1 million, or 5.8%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
The net change in realized gains (losses) on investments was approximately $1.2 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, driven by the net change in realized losses relating to separate sales of our investment in Subsidiary of Public Company M of approximately $33.7 thousand and realized loss relating to our loan to Public Company A of approximately $1.2 million during such periods. In the prior year, the credit facility with Public Company A matured without repayment. The agent on the credit facility placed the borrower in default, and we recorded a realized loss of approximately $(1.2) million during such period.
Investments in loans held at fair value are recorded on the trade date at cost, which reflects the amount of principal funded net of any original issue discounts. An unrealized gain arises when the fair value of the loan portfolio exceeds its cost and an unrealized loss arises when the fair value of the loan portfolio is less than its cost. The net change in unrealized gain (loss) of approximately $(9.8) million and $(8.5) million for the years ended December 31, 2024 and 2023, respectively, was mainly driven by the sale of our loan with Private Company B with an unrealized loss that was recovered, maturity of our loan with Public Company A with an unrealized loss that was realized, as well as the net change in the valuation of the loans, which was impacted by changes in market yields, revenue multiples, and recovery rates.
Gain on extinguishment of debt decreased approximately $(2.0) million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This decrease was driven by the repurchase of $10.0 million of our 2027 Senior Notes during the year ended December 31, 2023. No repurchases took place during the year ended December 31, 2024.
Provision for Current Expected Credit Losses
The provision for current expected credit losses decreased approximately $(8.0) million, or (65.7)%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The balance as of December 31, 2024 was approximately $30.6 million, or 10.36%, of our total loans held at carrying value and loan receivable held at carrying value balance of approximately $295.2 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $30.4 million and (ii) a liability for unfunded commitments of approximately $0.2 million. The balance as of December 31, 2023 was approximately $26.4 million, or 8.71%, of our total loans held at carrying value and loan receivable held at carrying value balance of approximately $303.3 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $26.3 million and (ii) a liability for unfunded commitments of approximately $0.1 million. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan. The change in the provision for current expected credit losses for the year ended December 31, 2024 compared to the year ended December 31, 2023 was due to changes in macroeconomic factors, changes to the loan portfolio including new commitments and repayments, borrower payment status, and changes in other data points we use in estimating the reserve.
Loan Portfolio
As of December 31, 2024, our portfolio was comprised of 16 loans (such portfolio, our “Existing Portfolio”). The aggregate originated commitment under these loans was approximately $361.3 million and outstanding principal was approximately $356.8 million as of December 31, 2024. As of December 31, 2024, our portfolio had a weighted-average estimated YTM of approximately 18% and was secured by various types of assets of our borrowers, including real property and personal property, such as cash flows and the value associated with licenses (where applicable), equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.
The table below summarizes our total loan portfolio as of December 31, 2024, unless otherwise specified. Borrower names have been kept confidential due to confidentiality agreement obligations.

Loan Names	Original Funding Date(1)	Loan Maturity	AFC Loan, net of Syndication	% of Total AFC	Principal Balance as of 12/31/2024	Cash Interest Rate	PIK	Fixed/ Floating	Amortization During Term	YTM (2)(3)
Public Co. A - Equipment Loans(4)	8/5/2019	3/31/2025	$4,000,000	1.1%	$1,897,324	12.0%	N/A	Fixed	Yes	7%
Private Co. A(5)	5/8/2020	5/8/2024	44,442,895	12.3%	53,108,449	13.0%	2.5%	Fixed	No	18%
Sub of Private Co. G(6)	4/30/2021	5/1/2026	73,500,000	20.3%	79,215,888	12.5%	N/A	Fixed	No	18%
Private Co. J	8/30/2021	9/1/2025	28,500,000	7.9%	24,290,184	16.3%	2.0%	Floating	Yes	25%
Private Co. K(7)	4/28/2022	5/3/2027	13,229,626	3.7%	12,195,762	16.3%	2.0%	Floating	Yes	23%
Private Co. L	4/20/2022	5/1/2026	34,708,473	9.6%	34,129,999	13.0%	N/A	Floating	Yes	19%
Sub of Public Co. M	8/26/2022	8/27/2025	2,797,527	0.8%	2,797,527	9.5%	N/A	Fixed	No	23%
Private Co. M(8)	7/31/2023	7/31/2026	30,000,000	8.3%	29,599,498	9.0%	N/A	Fixed	Yes	18%
Private Co. N - Real Estate	3/22/2024	4/1/2028	19,327,505	5.3%	19,327,505	12.5%	N/A	Floating	Yes	16%
Private Co. N - Non-Real Estate	3/22/2024	4/1/2028	17,200,000	4.8%	17,200,000	12.5%	N/A	Floating	Yes	16%
Private Co. O	5/20/2024	6/1/2028	7,500,000	2.1%	3,347,647	13.5%	N/A	Floating	Yes	18%
Private Co. P(9)	6/18/2024	7/1/2027	15,126,433	4.2%	15,609,914	13.0%	N/A	Fixed	Yes	16%
Private Co. Q	8/16/2024	9/1/2028	11,000,000	3.0%	5,817,755	13.8%	N/A	Floating	Yes	17%
Private Co. R	10/4/2024	11/1/2027	41,000,000	11.3%	39,519,968	12.0%	N/A	Floating	Yes	15%
Sub. of Public Co. S	11/19/2024	8/12/2026	10,000,000	2.8%	10,000,000	9.5%	N/A	Fixed	No	10%
Private Co. T	12/18/2024	7/26/2027	8,945,972	2.5%	8,704,144	11.3%	N/A	Fixed	Yes	12%
		Subtotal(10)	$361,278,431	100.0%	$356,761,564	12.6%	0.6%			18%
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
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of December 31, 2024 applied through maturity. Actual results could differ from those estimates and assumptions.

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
(6)Effective March 2024, pursuant to the 2024 Subsidiary of Private Company G Forbearance Agreement, Subsidiary of Private Company G transitioned from a floating interest rate tied to U.S. prime rate to a fixed interest rate. Effective December 1, 2023, the Company placed the borrower on nonaccrual status.
(7)As amended by the forbearance agreement entered into in March 2024, between 20.0% and 80.0% of the monthly cash interest was paid in kind from December 1, 2023 to June 1, 2024. Effective December 1, 2023, the Company placed the borrower on nonaccrual status.
(8)Quarterly cash interest was paid in kind from closing to February 1, 2024 and then payable in cash thereafter.
(9)Pursuant to the first amendment to the credit agreement entered into in August 2024, interest was paid in kind from July 1, 2024 to August 31, 2024 and then payable in cash thereafter. In November 2024, in connection with its credit facility with Private Company P, we entered into a limited waiver and amendment to such facility to waive certain failures by Private Company P to pay monthly cash interest payments when due. In connection with the waiver and amendment, Private Company P made a cash payment constituting the majority of such missed interest payments of approximately $0.3 million, with the remaining amount due capitalized into the loan balance. Cash interest payments on the facility restarted January 1, 2025.
(10)The interest and PIK subtotal rates are weighted average rates.
Loans Held for Investment at Fair Value
As of December 31, 2024 and 2023, our portfolio included one and two loans held at fair value, respectively. The aggregate commitment under these loans was approximately $44.4 million and $94.2 million, respectively, and outstanding principal was approximately $53.1 million and $71.9 million as of December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, we funded approximately $4.6 million in new loans and additional principal and received approximately $5.2 million of principal repayments of loans held at fair value and sold $19.3 million of the Company’s investment in Private Company B. As of December 31, 2024 and 2023, none of our loans held at fair value had floating interest rates.
The following tables summarize our loans held at fair value as of December 31, 2024 and 2023:

	As of December 31, 2024
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loan	$30,510,804	$50,241,018	$53,108,449	0.0
Total loan held at fair value	$30,510,804	$50,241,018	$53,108,449	0.0

	As of December 31, 2023
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(4)

Senior term loans	$61,720,705	$71,644,003	$71,883,402	0.4
Total loans held at fair value	$61,720,705	$71,644,003	$71,883,402	0.4
(1)Refer to Note 14 to our consolidated financial statements titled “Fair Value”.
(2)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(3)As of December 31, 2024, the maturity date passed on the credit facility with Private Company A without repayment.
(4)Weighted average remaining life is calculated based on the fair value of the loans as of December 31, 2023. As of December 31, 2023, the weighted average remaining life only reflects the remaining life of the Private Company A Credit Facility.
The following table presents changes in loans held at fair value as of and for the year ended December 31, 2024:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2023	$71,883,402	$(239,399)	$(9,923,298)	$61,720,705
Change in unrealized gains (losses) on loans at fair value, net	—	—	(9,806,916)	(9,806,916)
New fundings	4,594,027	(2,756,416)	—	1,837,611
Accretion of original issue discount	—	128,384	—	128,384
Loan repayments	(5,218,919)	—	—	(5,218,919)
Sale of loans	(19,284,846)	—	—	(19,284,846)
PIK interest	1,134,785	—	—	1,134,785
Total loans held at fair value at December 31, 2024	$53,108,449	$(2,867,431)	$(19,730,214)	$30,510,804
Loans Held for Investment at Carrying Value
As of December 31, 2024 and 2023, our portfolio included fourteen and nine loans held at carrying value, respectively. As of December 31, 2024 and 2023, the aggregate originated commitment under these loans was approximately $312.8 million and $333.1 million, respectively, and outstanding principal was approximately $301.8 million and $314.4 million, respectively. During the year ended December 31, 2024, we funded approximately $128.8 million of new loans and additional principal, had approximately $53.4 million of principal repayments of loans held at carrying value and sold $90.0 million in the aggregate of our investments in Subsidiary of Public Company H and Subsidiary of Public Company M. As of December 31, 2024 and 2023, approximately 52% and 84%, respectively, of our loans held at carrying value had floating interest rates. As of December 31, 2024, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 3.8% and quoted at 4.3%.
The following tables summarize our loans held at carrying value as of December 31, 2024 and 2023:

	As of December 31, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$301,755,791	$(8,493,417)	$293,262,374	1.9
Total loans held at carrying value	$301,755,791	$(8,493,417)	$293,262,374	1.9

	As of December 31, 2023
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$314,376,929	$(13,111,531)	$301,265,398	2.2
Total loans held at carrying value	$314,376,929	$(13,111,531)	$301,265,398	2.2
(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of December 31, 2024 and 2023.
The following table presents changes in loans held at carrying value as of and for the year ended December 31, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2023	$314,376,929	$(13,111,531)	$301,265,398
New fundings	128,796,860	(3,474,893)	125,321,967
Accretion of original issue discount	—	7,841,345	7,841,345
Loan repayments	(46,126,637)	—	(46,126,637)
Sale of loans	(90,000,000)	251,662	(89,748,338)
PIK interest	2,006,992	—	2,006,992
Loan amortization payments	(7,298,353)	—	(7,298,353)
Total loans held at carrying value at December 31, 2024	$301,755,791	$(8,493,417)	$293,262,374
Loan Receivable Held at Carrying Value
As of December 31, 2024 and 2023, our portfolio included one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately $1.9 million and $2.0 million as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, we received approximately $0.1 million of principal repayments of loan receivable held at carrying value.
The following table presents changes in loans receivable as of and for the year ended December 31, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2023	$2,041,744	$(1,686)	$2,040,058
Loan repayments	(144,420)	—	(144,420)
Total loan receivable held at carrying value at December 31, 2024	$1,897,324	$(1,686)	$1,895,638
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
Our primary sources of cash generally consist of unused borrowing capacity under the Revolving Credit Facility and the AFCF Credit Facility, the net proceeds of future debt or equity offerings, including in connection with the ATM Program, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results.
Our net cash provided by operating activities for the year ended December 31, 2024 of approximately $21.6 million was less than our dividend payments of $40.0 million made during the same period due to earned OID of $8.0 million and PIK repayments of $5.5 million related to the exits from Private Company I, Private Company C and Private Company B during such period. OID relates to cash withheld by the Company upon funding of its investments and is included under the ‘Supplemental disclosure of non-cash activity’ on the Consolidated Statements of Cash Flows.
As of December 31, 2024 and 2023, all of our cash was unrestricted and totaled approximately $103.6 million and $90.4 million, respectively.
As of December 31, 2024, we believe that our cash on hand, capacity available under the Revolving Credit Facility, AFCF Credit Facility and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
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
During the year ended December 31, 2024, we sold an aggregate of 1,582,960 shares of our common stock under the Sales Agreement at a weighted average price of $10.24 per share, generating net proceeds of approximately $15.6 million. As of December 31, 2024, our remaining authorization under the Sales Agreement was approximately $47.4 million.
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

Revolving Credit Facility
On April 29, 2022, we entered into the Revolving Credit Facility. As of December 31, 2024, we had $60.0 million of borrowings outstanding and zero availability under our Revolving Credit Agreement, which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by us and subject to the satisfaction of other conditions provided under the Revolving Credit Facility. All outstanding borrowings under the Revolving Credit Facility were subsequently repaid in full on January 2, 2025.
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions, which may be increased to up to $100.0 million in aggregate (subject to available borrowing base and additional commitments), and contains a maturity date of April 29, 2025. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. Upon entering into the Revolving Credit Agreement, we incurred a one-time commitment fee expense of approximately $0.5 million, which is amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears, which is included within interest expense in our consolidated statements of operations. Based on the terms of the Revolving Credit Agreement, our estimated average cash balance will exceed the minimum balance required to waive the unused line fee and as such, we did not incur an unused line fee for the year ended December 31, 2024.
Our obligations under the Revolving Credit Facility are secured by certain assets of ours comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, we are subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.50 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of us and our subsidiaries. To the best of our knowledge, as of December 31, 2024, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
AFCF Credit Facility
In December 2024, we entered into the AFCF Credit Facility, which provides for an unsecured revolving credit facility with a $40.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the AFCF Credit Agreement. As of December 31, 2024, we had $40.0 million of borrowings outstanding and zero availability under our AFCF Credit Agreement. All outstanding borrowings under the AFCF Credit Facility were subsequently repaid in full on January 2, 2025.
See “Developments During the Year Ended December 31, 2024— AFCF Credit Facility” above.
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
Debt Service
As of December 31, 2024, we believe that our cash on hand, capacity available under our Revolving Credit Facility and AFCF Credit Facility, and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.
Cash Flows
Cash provided by (used in) operating, investing and financing activities of continuing operations for the year ended December 31, 2024 and 2023 is as follows:

	Years ended December 31,
	2024	2023
Net cash provided by (used in) operating activities of continuing operations	$18,286,230	$20,984,312
Net cash provided by (used in) investing activities of continuing operations	$42,362,420	$28,519,379
Net cash (used in) provided by financing activities of continuing operations	$(34,724,749)	$(68,494,701)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations
Net cash provided by operating activities of continuing operations during the year ended December 31, 2024 was approximately $18.3 million, compared to approximately $21.0 million for the same period in 2023. The decrease of approximately $(2.7) million during the year ended December 31, 2023 to December 31, 2024 was primarily due to an increase in the change in unrealized (gains) losses on loans held at fair value of approximately $1.3 million, decrease in PIK interest of approximately $7.8 million, decrease in gain (loss) on extinguishment of debt of approximately $2.0 million, increase in interest reserve of approximately $4.7 million, partially offset by a decrease in net income from continuing operations of approximately $(6.9) million, decrease in accrued management and incentive fees of approximately $(1.1) million, decrease in provision for current expected credit losses of approximately $(8.0) million and increase in OID accretion of approximately $(1.8) million, respectively.

Net Cash Provided by (Used in) Investing Activities of Continuing Operations
Net cash provided by investing activities of continuing operations during the year ended December 31, 2024 was approximately $42.4 million, compared to approximately $28.5 million for the same period in 2023. The increase in net cash provided by investing activities of approximately $13.8 million during the year ended December 31, 2023 to December 31, 2024 was primarily due to an increase in issuance and fundings on loans of approximately $(60.7) million, an increase in proceeds from the sale of loans of approximately $74.7 million.
Net Cash Provided by (Used in) Financing Activities of Continuing Operations
Net cash used in financing activities of continuing operations during the year ended December 31, 2024 was approximately $(34.7) million, compared to approximately $(68.5) million for the same period in 2023. The decrease of approximately $33.8 million during the year ended December 31, 2023 to December 31, 2024 was primarily due to an increase in borrowings on the Revolving Credit Facility and the AFCF Credit Facility of $222.0 million in the aggregate, offset by an increase in repayments on the Revolving Credit Facility of $(146.0) million, an increase in proceeds from the ATM program of $15.8 million, a decrease in repayments of the 2027 Senior Notes of approximately $7.7 million, and an increase in cash distributions in connection with the Spin-Off of SUNS of approximately $(67.9) million, respectively.
Cash provided by (used in) operating, investing and financing activities of discontinued operations for the year ended December 31, 2024 and 2023 is as follows:

	Years ended December 31,
	2024	2023
Net cash provided by (used in) operating activities of discontinued operations	$3,271,445	$244,622
Net cash (used in) provided by investing activities of discontinued operations	$(47,211,339)	$—
Net cash provided by (used in) financing activities of discontinued operations	$—	$—
Net Cash Provided by (Used in) Operating Activities of Discontinued Operations
Net cash provided by operating activities of discontinued operations during the year ended December 31, 2024 was approximately $3.3 million, compared to approximately $0.2 million for the same period in 2023. The increase of approximately $3.0 million during the year ended December 31, 2023 to December 31, 2024 was primarily due to an increase in net income from discontinued operations of $2.7 million and changes in working capital of $0.3 million, respectively.
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations
Net cash used in investing activities of discontinued operations during the year ended December 31, 2024 was approximately $(47.2) million, compared to net cash provided by investing activities of zero for the same period in 2023. The decrease of net cash used in investing activities of discontinued operations was primarily due to the issuance and fundings on loans of approximately $(67.3) million, offset by principal repayments of loans of $15.1 million, respectively.
Net Cash Provided by (Used in) Financing Activities of Discontinued Operations
There were no cash flows related to financing activities of discontinued operations during the year ended December 31, 2024 and 2023.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of December 31, 2024 are as follows:

	As of December 31, 2024
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$5,152,353	$5,182,246	$—	$—	$10,334,599
Total	$5,152,353	$5,182,246	$—	$—	$10,334,599

As of December 31, 2024, all unfunded commitments were related to our total loan commitments and were available for funding in less than two years.
We also had the following contractual obligations as of December 31, 2024 relating to the 2027 Senior Notes:

	As of December 31, 2024
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations(1)	$5,175,000	$97,762,500	$—	$—	$102,937,500
Total	$5,175,000	$97,762,500	$—	$—	$102,937,500
(1) Amounts include projected interest payments during the period based on interest rates in effect as of December 31, 2024.
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
Loans Held at Fair Value
We originate commercial real estate debt and related instruments generally to be held for investment. Although we generally hold our target investments as long-term loans, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or amortized cost in our consolidated balance sheet. As of December 31, 2024 and 2023, one and two loans held for investment were carried at fair value within loans held at fair value in our consolidated balance sheets, respectively, with changes in fair value recorded through earnings. Refer to Note 14 to our consolidated financial statements titled “Fair Value” for more information on the valuations of the loans.
Loans are generally collateralized by real estate, equipment, cash flows and the value associated with licenses (where applicable) and/or other assets of borrowers to the extent permitted by applicable laws and the regulations governing such borrowers. The extent of any credit deterioration associated with the performance and/or value of the underlying collateral property and the financial and operating capability of the borrower could impact the expected amounts received. We monitor performance of our loans held for investment portfolio under the following methodology: (i) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (ii) economic review, which considers underlying collateral (i.e., leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service, as well as the residual loan balance at maturity); (iii) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (iv) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective.
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
Current Expected Credit Loss Reserve (“CECL”)
We estimate our current expected credit losses on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform the “CECL Reserve” using a model that considers multiple datapoints and methodologies that may include discounted cash flows (“DCF”) and other inputs which may include the risk rating of the loan, how recently the loan was originated compared to the measurement date and expected prepayment, if applicable. Calculation of the CECL Reserve requires loan specific data, which may include the fixed charge coverage ratio, loan-to-value ratio, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including but not limited to, the expected timing of loan repayments and our current and future view of the macroeconomic environment. We may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve, which may include (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral. For loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we may elect to apply a practical expedient in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a specific CECL allowance.
Revenue Recognition
Interest income from loans is accrued based on the outstanding principal amount and the contractual terms of each loan. Revenue from OID is also recognized in interest income from loans over the initial loan term as a yield adjustment using the effective interest method. Management places loans on nonaccrual status when principal or interest payments are past due 30 days or more or when full recovery of interest and principal is doubtful. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on nonaccrual status. Interest payments received on nonaccrual loans are generally recognized on a cash basis and may be recognized as income or applied to principal depending upon management’s judgment regarding the borrower’s ability to make pending principal and interest payments. Nonaccrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. We may make exceptions to placing a loan on nonaccrual status if the loan has sufficient collateral value and is in the process of collection. Delayed draw loans earn interest or unused fees on the undrawn portion of the loan, which is recognized as interest income in the period earned. Other fees, including prepayment fees and exit fees, are also recognized as interest income when received. Any such fees will be generated in connection with our investments and recognized as earned in accordance with GAAP.

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
FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are well documented and supported as of December 31, 2024. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.
JOBS Act Accounting Election
The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to avail ourselves of the extended transition period for complying with new or revised financial accounting standards. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, (b) in which we have total annual revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which generally means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.
Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Pending Adoption
See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K, which describes recent accounting pronouncements that we have adopted and are pending adoption.
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
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our consolidated balance sheet. As of December 31, 2024 and 2023, one and two of our loans held for investment were carried at fair value within loans held at fair value in our consolidated balance sheets, respectively, with changes in fair value recorded through earnings.
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
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Alternative valuation methodologies may be used as appropriate, and can include a market analysis, income analysis, or recovery analysis. Changes in market yields, revenue multiples, and recovery rates may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, while a decrease in revenue multiples and recovery rates may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of December 31, 2024, a decrease of 50 bps or increase of 50 bps of the market yield would have resulted in a change in unrealized gain (loss) of approximately $0.3 million and $(0.3) million, respectively. As of December 31, 2024, we had eight floating-rate loans, representing approximately 44% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates included one-month SOFR subject to a weighted average floor of 3.8% and quoted at 4.3%. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $8.3 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $0.1 million.
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
Our loan portfolio as of December 31, 2024 was concentrated with the top three borrowers representing approximately 48.2% of the aggregate outstanding principal balances and approximately 44.0% of the total loan commitments. Additionally, the industry is experiencing significant consolidation, which we expect to increase, among cannabis operations and certain of our borrowers may combine, increasing the concentration of our borrower portfolio with those consolidated operators. Our largest credit facility represented approximately 22.2% of the aggregate outstanding principal balances of our portfolio and approximately 20.3% of our total loan commitments as of December 31, 2024. The borrower under this credit facility is a Subsidiary of Private Company G, a multi-state operator with real estate assets in several states, certain of which have been included as collateral in connection with the senior term loan. Our portion of the senior term loan provided to such borrower has a principal amount of $79.2 million outstanding as of December 31, 2024, which is fully funded. This senior term loan accrues interest at a fixed rate of 12.5%, a minimum portion of which is payable in cash pursuant to the excess cash flow sweep, and the remainder of which, if any, is paid in kind.
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
Item 8.    Consolidated Financial Statements and Supplementary Data
See our consolidated financial statements and the notes thereto together with the report thereon of CohnReznick LLP dated March 13, 2025, beginning on page F-1 of this Annual Report included in Item 15, which are incorporated herein by reference in this Item 8.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Insider Trading Arrangements
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Except as set forth below, the other information required by this item will be contained in the Company’s definitive proxy statement for its 2025 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. A current copy of the code is posted under “Corporate Governance” on our website at https://investors.advancedflowercapital.com/corporate-governance/governance-overview.
To the extent required by rules adopted by the Securities and Exchange Commission and Nasdaq, we intend to promptly disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors on our website at https://investors.advancedflowercapital.com/corporate-governance/governance-overview/.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2025 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2025 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 13.        Certain Relationships and Related Party Transactions, and Director Independence
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2025 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.
Item 14.        Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2025 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.
PART IV
Item 15.        Exhibits and Financial Statement Schedules
(1) Financial Statements—See the Index to Consolidated Financial Statements, together with the report thereon of CohnReznick LLP dated March 13, 2025, beginning on Page F-1.
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

3.1
Articles of Amendment and Restatement of Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.) (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).

3.1A	Articles of Amendment, dated March 10, 2022 (filed as Exhibit 3.1A to the Company’s Annual Report on Form 10-K on March 10, 2022 and incorporated herein by reference).
3.1B	Articles of Amendment, dated October 22, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on October 22, 2024 and incorporated herein by reference).
3.4
Amended and Restated Bylaws of Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.) (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).

3.4A
Second Amended and Restated Bylaws of Advanced Flower Capital Inc., dated October 22, 2024 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on October 22, 2024 and incorporated herein by reference).

4.1	Description of Capital Stock (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K on March 10, 2022 and incorporated herein by reference).
4.2
Indenture, dated as of November 3, 2021, by and between Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.) and TMI Trust Company, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on November 3, 2021 and incorporated herein by reference).

4.3	Form of 5.750% Senior Notes due 2027 (included in Exhibit 4.2).
10.1
Amended and Restated Management Agreement, dated January 14, 2021 by and between Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.) and AFC Management, LLC (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K on March 10, 2022 and incorporated herein by reference).

10.1A
First Amendment to Amended and Restated Management Agreement, dated March 10, 2022, by and between Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.) and AFC Management, LLC (filed as Exhibit 10.1A to the Company’s Annual Report on Form 10-K on March 10, 2022 and incorporated herein by reference).

10.1B
Second Amendment to Amended and Restated Management Agreement, dated November 7, 2022, by and between Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.) and AFC Management, LLC (filed as Exhibit 10.1B to the Company’s Quarterly Report on Form 10-Q on November 8, 2022 and incorporated herein by reference).

10.1C
Third Amendment to Amended and Restated Management Agreement, dated March 6, 2023 by and between Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.) and AFC Management, LLC (filed as Exhibit 10.1C to the Company’s Annual Report on Form 10-K on March 7, 2023 and incorporated herein by reference).

10.1D
Fourth Amendment to Amended and Restated Management Agreement, dated September 11, 2023 by and between Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.) and AFC Management, LLC (filed as Exhibit 10.1D to the Company’s Current Report on Form 8-K on September 12, 2023 and incorporated herein by reference).

10.1E
Fifth Amendment to Amended and Restated Management Agreement, dated February 22, 2024 by and between Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.) and AFC Management, LLC (filed as Exhibit 10.1E to the Company’s Current Report on Form 8-K on February 22, 2024 and incorporated herein by reference).

10.2
Tax Matters Agreement, dated as of July 8, 2024, by and between Advanced Flower Capital Inc. (formerly known as AFC Gamma, Inc.) and Sunrise Realty Trust, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 8, 2024 and incorporated herein by reference).

10.3	Form of Indemnification Agreement between the Registrant and each of its directors and officers (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).
10.4	Form of Indemnification Agreement between Registrant and each of the Investment Committee members (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).
10.5
Form of Registration Rights Agreement, by and among Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.) and the holders thereto (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-11 on December 28, 2020 and incorporated herein by reference).

10.6§	2020 Stock Incentive Plan (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-11 on January 22, 2021 and incorporated herein by reference).
10.7
Secured Revolving Credit Agreement, dated August 18, 2020, by and among Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.), as borrower, AFC Finance, LLC, as agent, and AFC Finance, LLC and Gamma Lending Holdco LLC, as lenders (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-11 on December 28, 2020 and incorporated herein by reference).

10.7A
Amendment to Revolving Credit Agreement, dated as of May 7, 2021, by and among Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.), as borrower, AFC Finance, LLC, as agent, and AFC Finance, LLC and Gamma Lending Holdco LLC, as lenders (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on May 11, 2021 and incorporated herein by reference).

10.7B
Second Amendment to Revolving Credit Agreement, dated as of November 3, 2021, by and among Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.), as borrower, and AFC Finance, LLC, as and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 3, 2021 and incorporated herein by reference).

10.8
Unsecured Revolving Credit Agreement, dated December 17, 2024, by and among Advanced Flower Capital Inc., as borrower, the lenders party thereto from time to time, and AFC Finance, LLC, as agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 17, 2024 and incorporated herein by reference).

10.9†
Loan and Security Agreement, dated April 29, 2022, by and among Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.), as Borrower, and the lenders that are party thereto (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on May 2, 2022 and incorporated herein by reference).

10.9A†
Amendment Number One to Loan and Security Agreement, dated March 26, 2024, by and among AFC Gamma, Inc., as Borrower, and the lenders that are party thereto (filed as Exhibit 10.7A to the Company’s Current Report on Form 8-K on March 29, 2024 and incorporated herein by reference).

10.9B†
Amendment Number Two to Loan and Security Agreement, dated July 18, 2024, by and among Advanced Flower Capital Inc. (formerly known as AFC Gamma, Inc.), as Borrower, and the lenders that are party thereto (filed as Exhibit 10.7B to the Company’s Quarterly Report on Form 10-Q on August 7, 2024 and incorporated herein by reference).

10.9C*†	Amendment Number Three to Loan and Security Agreement, dated January 24, 2025, by and among Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.), as Borrower, and the lenders that are party thereto.
10.10§
Employment Agreement, dated January 3, 2023, by and between AFC Management, LLC and Brandon Hetzel (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K on March 7, 2024 and incorporated herein by reference).

10.11§
Employment Agreement, dated October 30, 2023, by and between AFC Management, LLC and Daniel Neville (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 30, 2023 and incorporated herein by reference).

19*	Insider Trading Policy.
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of CohnReznick LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy (filed as Exhibit 97 to the Company’s Annual Report on Form 10-K on March 7, 2024 and incorporated herein by reference).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Item 16.        Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Advanced Flower Capital Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Advanced Flower Capital Inc. and subsidiary as of December 31, 2024 and 2023, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Advanced Flower Capital Inc. and subsidiary as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Advanced Flower Capital Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Advanced Flower Capital Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Emphasis of Matter
As further described in Note 10, Advanced Flower Capital Inc. is subject to significant risks and uncertainties due to originating, structuring, underwriting and managing senior secured loans and other types of loans for established cannabis industry operators.
/s/ CohnReznick LLP
We have served as Advanced Flower Capital Inc.’s auditor since 2020.
Baltimore, Maryland
March 13, 2025

ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
Assets
Loans held for investment at fair value (cost of $50,241,018 and $71,644,003 at December 31, 2024 and 2023, respectively, net)	$30,510,804	$61,720,705

Loans held for investment at carrying value, net	293,262,374	301,265,398
Loan receivable held at carrying value, net	1,895,638	2,040,058
Current expected credit loss reserve	(30,419,677)	(26,309,450)
Loans held for investment at carrying value and loan receivable held at carrying value, net of current expected credit loss reserve	264,738,335	276,996,006

Cash and cash equivalents	103,610,460	90,381,831
Accounts receivable	—	1,837,450
Interest receivable	1,982,897	3,715,995
Prepaid expenses and other assets	1,214,817	688,446
Assets of discontinued operations	—	31,244,622
Total assets	$402,057,313	$466,585,055

Liabilities
Accrued interest	$894,611	$894,000
Due to affiliate	6,754	16,437
Dividends payable	7,369,866	9,819,695
Current expected credit loss reserve	166,702	115,473
Accrued management and incentive fees	1,932,246	3,471,726
Accrued direct administrative expenses	1,197,518	1,486,256
Accounts payable and other liabilities	501,328	704,685
Senior notes payable, net	88,612,150	88,014,558
Line of credit payable	60,000,000	42,000,000
Line of credit payable to affiliate	40,000,000	—
Liabilities of discontinued operations	—	10,000
Total liabilities	200,681,175	146,532,830
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at December 31, 2024 and 2023 and 0 and 125 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	1
Common stock, par value $0.01 per share, 50,000,000 shares authorized at December 31, 2024 and 2023 and 22,332,927 and 20,457,697 shares issued and outstanding at December 31, 2024 and 2023, respectively	223,329	204,577
Additional paid-in capital	251,865,763	349,805,890
Accumulated (deficit) earnings	(50,712,954)	(29,958,243)
Total shareholders’ equity	201,376,138	320,052,225

Total liabilities and shareholders’ equity	$402,057,313	$466,585,055
See accompanying notes to the consolidated financial statements

ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2024	2023
Revenue
Interest income	$51,991,789	$70,290,345
Interest expense	(6,336,308)	(6,357,457)
Net interest income	45,655,481	63,932,888
Expenses
Management and incentive fees, net (less rebate of $947,969 and $1,693,133, respectively)	10,361,821	14,064,305
General and administrative expenses	3,967,764	5,005,134
Stock-based compensation	1,390,978	1,008,148
Professional fees	1,563,484	1,478,410
Total expenses	17,284,047	21,555,997
(Provision for) reversal of current expected credit losses	(4,161,456)	(12,132,718)
Realized gains (losses) on investments, net	(93,338)	(1,340,476)
Gain (loss) on extinguishment of debt	—	1,986,381
Change in unrealized gains (losses) on loans at fair value, net	(9,806,916)	(8,513,364)
Net income from continuing operations before income taxes	14,309,724	22,376,714
Income tax expense	447,587	1,659,337
Net income from continuing operations	13,862,137	20,717,377
Net income from discontinued operations, net of tax	2,922,068	234,622
Net income	$16,784,205	$20,951,999

Basic earnings per common share:
Continuing operations	$0.64	$1.01
Discontinued operations	$0.14	$0.01
Total basic earnings per common share	$0.78	$1.02

Diluted earnings per common share:
Continuing operations	$0.64	$1.01
Discontinued operations	$0.14	$0.01
Total diluted earnings per common share	$0.78	$1.02

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	20,821,239	20,321,091
Diluted weighted average shares of common stock outstanding	20,888,980	20,345,919
See accompanying notes to the consolidated financial statements

ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Year Ended December 31, 2024
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2023	$1	20,457,697	$204,577	$349,805,890	$(29,958,243)	$320,052,225
Issuance of common stock, net of offering costs	—	1,582,960	15,829	15,561,994	—	15,577,823
Stock-based compensation	—	292,270	2,923	1,388,055	—	1,390,978
Dividends declared on common shares ($1.77 per share)	—	—	—	—	(37,531,416)	(37,531,416)
Dividends declared on preferred shares ($60 per share)	—	—	—	—	(7,500)	(7,500)
Redemption of preferred shares	(1)	—	—	(124,999)	—	(125,000)
Distributions in connection with the Spin-Off	—	—	—	(114,765,177)	—	(114,765,177)
Net income	—	—	—	—	16,784,205	16,784,205
Balance at December 31, 2024	$—	22,332,927	$223,329	$251,865,763	$(50,712,954)	$201,376,138

Year Ended December 31, 2023
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2022	$1	20,364,000	$203,640	$348,817,914	$(9,962,186)	$339,059,369
Stock-based compensation	—	93,697	937	987,976	—	988,913
Dividends declared on common shares ($2.00 per share)	—	—	—	—	(40,933,056)	(40,933,056)
Dividends declared on preferred shares ($120 per share)	—	—	—	—	(15,000)	(15,000)
Net income	—	—	—	—	20,951,999	20,951,999
Balance at December 31, 2023	$1	20,457,697	$204,577	$349,805,890	$(29,958,243)	$320,052,225
See accompanying notes to the consolidated financial statements

ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2024	2023
Operating activities:
Net income	$16,784,205	$20,951,999
Net income from discontinued operations, net of tax	(2,922,068)	(234,622)
Net income from continuing operations	13,862,137	20,717,377
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) current expected credit losses	4,161,456	12,132,718
Realized (gains) losses on investments, net	93,338	1,340,476
(Gain) loss on extinguishment of debt	—	(1,986,381)
Change in unrealized (gains) losses on loans at fair value, net	9,806,916	8,513,364
Accretion of deferred loan original issue discount and other discounts	(7,969,729)	(6,143,832)
Amortization of deferred financing costs - revolving credit facility	392,551	309,213
Amortization of deferred financing costs - senior notes	632,592	641,662
Stock-based compensation	1,390,978	988,913
Payment-in-kind interest	(3,141,777)	(10,931,732)
Changes in operating assets and liabilities:
Accounts receivable	—	(38,687)
Interest receivable	1,733,098	1,542,717
Prepaid expenses and other assets	(634,683)	(346,815)
Interest reserve	—	(4,700,944)
Accrued interest	611	(142,667)
Accrued management and incentive fees, net	(1,539,480)	(420,008)
Accrued direct administrative expenses	(288,738)	(357,396)
Accounts payable and other liabilities	(213,040)	(133,666)
Net cash provided by (used in) operating activities of continuing operations	18,286,230	20,984,312
Net cash provided by (used in) operating activities of discontinued operations	3,271,445	244,622
Net cash provided by (used in) operating activities	21,557,675	21,228,934

Cash flows from investing activities:
Issuance of and fundings on loans	(112,486,938)	(51,757,225)
Proceeds from sales of loans	96,061,029	21,312,827
Principal repayment of loans	58,788,329	58,963,777
Net cash provided by (used in) investing activities of continuing operations	42,362,420	28,519,379
Net cash (used in) provided by investing activities of discontinued operations	(47,211,339)	—
Net cash provided by (used in) investing activities	(4,848,919)	28,519,379

Cash flows from financing activities:
Proceeds from sale of common stock	15,848,060	—
Payment of offering costs - equity offering	(270,237)	—
Payment of financing costs	(275,612)	(225,000)
Redemption of preferred shares	(125,000)	—
Cash distribution in connection with the Spin-Off of SUNS	(67,913,215)	—
Borrowings on revolving credit facilities	285,000,000	63,000,000
Repayment of revolving credit facility	(227,000,000)	(81,000,000)
Dividends paid to common and preferred shareholders	(39,988,745)	(42,532,201)
Repayment of senior notes	—	(7,737,500)
Net cash (used in) provided by financing activities of continuing operations	(34,724,749)	(68,494,701)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash provided by (used in) financing activities	(34,724,749)	(68,494,701)

Net increase (decrease) in cash and cash equivalents	(18,015,993)	(18,746,388)
Cash and cash equivalents, beginning of period	121,626,453	140,372,841
Cash and cash equivalents, end of period	$103,610,460	$121,626,453

Supplemental disclosure of non-cash activity:
Interest reserve withheld from funding of loans	$—	$1,500,000
OID withheld from funding of loans	$6,231,309	$7,398,475
Dividends declared and not yet paid	$7,369,866	$9,819,695
Non-cash funding of new loan	$14,672,640	$—
Non-cash net assets distribution in connection with the spin-off of SUNS	$46,851,962	$—

Supplemental information:
Interest paid during the period	$5,310,554	$5,549,250
Income taxes paid during the period	$1,267,500	$1,655,821
See accompanying notes to the consolidated financial statements

ADVANCED FLOWER CAPITAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024
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
Loans are generally collateralized by real estate, equipment, cash flows and the value associated with licenses (where applicable) and/or other assets of borrowers. The extent of any credit deterioration associated with the performance and/or value of the underlying collateral property and the financial and operating capability of the borrower could impact the expected amounts received. The Company monitors performance of its portfolio of loans held for investment under the following methodology: (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral (i.e., leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service, as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective.
Loans are generally placed on nonaccrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on nonaccrual status. Interest payments received on nonaccrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding the borrower’s ability to make pending principal and interest payments. Nonaccrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to placing a loan on nonaccrual status if the loan has sufficient collateral value and is in the process of collection.
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
Current Expected Credit Losses
The Company measures current expected credit losses (“CECL”) in accordance with Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses (Topic 326), which requires a methodology that reflects on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to derive credit loss estimates (the “CECL Reserve”). Subsequent period increases and decreases to expected credit losses impact earnings and are recorded within the provision for current expected credit losses in the Company’s consolidated statements of operations. The CECL Reserve related to outstanding balances on loans held for investment required under Topic 326 is a valuation account that is deducted from the amortized cost basis of the Company’s loans held at carrying value and loan receivable held at carrying value in the Company’s consolidated balance sheets. The CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within the current expected credit loss reserve financial statement line in the Company’s consolidated balance sheets. The Company has elected not to measure an allowance for credit losses for accrued interest receivable.
The Company estimates CECL Reserve using a model that considers multiple datapoints and methodologies that may include the likelihood of default and expected loss given default for each individual loan, discounted cash flows (“DCF”), and other inputs which may include the risk rating of the loan, how recently the loan was originated compared to the measurement date, and expected prepayment if applicable. Calculation of the CECL Reserve requires loan specific data, which may include fixed charge coverage ratio, loan-to-value, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including but not limited to (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve, which may include (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral. For loans where the Company has deemed the borrower/sponsor to be experiencing financial difficulty, the Company may elect to apply a practical expedient in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a specific CECL allowance. See Note 6 included in these consolidated financial statements for CECL related disclosures.
Stock-Based Compensation
The Company accounts for stock-based compensation issued to employees and the Board of Directors pursuant to the Amended and Restated Stock Incentive Plan (the “2020 Plan”) under the fair value method. This method measures compensation cost at the date of grant based on the value of the award and recognizes the cost over the service period, which is usually the vesting period. The fair value of equity-based compensation awards is based on the estimated fair value of the Company’s common stock, as determined by management using a valuation model and approved by the Board of Directors. Fair values of award grants also recognize any ongoing restrictions on the sale of securities.
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
Revenue Recognition
Interest income from loans is accrued based on the outstanding principal amount and the contractual terms of each loan. Origination fees, direct loan origination costs, and other discounts (in aggregate the “Original Issue Discount” or “OID”) are also recognized in interest income from loans over the initial loan term as a yield adjustment using the effective interest method. Management places loans on nonaccrual status when principal or interest payments are past due 30 days or more or when full recovery of interest and principal is doubtful. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on nonaccrual status. Interest payments received on nonaccrual loans are generally recognized on a cash basis and may be recognized as income or applied to principal depending upon management’s judgment regarding the borrower’s ability to make pending principal and interest payments. Nonaccrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to placing a loan on nonaccrual status if the loan has sufficient collateral value and is in the process of collection. Delayed draw loans earn interest or unused fees on the undrawn portion of the loan, which is recognized as interest income in the period earned. Other fees, including prepayment fees and exit fees, are recognized as interest income when received.
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
The Company accounts for income taxes related to any TRS under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the income statement in the period that includes the enactment date.
FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported as of December 31, 2024. Based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.
The Company files income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions. The filings are subject to normal reviews by tax authorities until the related statute of limitations expires. As of December 31, 2024, tax years since 2020 remain subject to examination by taxing authorities.
Earnings per Share
The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common shareholders for the period by the weighted average shares of common stock outstanding for that period after consideration of the earnings (loss) allocated to the Company’s restricted stock, which are participating securities as defined in GAAP. Diluted earnings (loss) per share takes into effect any dilutive instruments, such as stock options, restricted stock, restricted stock units (“RSUs”) and convertible debt, except when doing so would be anti-dilutive. As of December 31, 2024, there were dilutive instruments relating to stock options and restricted shares. See Note 12 included in these consolidated financial statements for the earnings per share calculations.
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
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 18 for more information on the effects of the adoption of ASU 2023-07.

Recent Accounting Pronouncements Pending Adoption
In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied prospectively, however, retrospective application is permitted. The adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”), which requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The adoption of ASU 2024-03 is not expected to have a material impact on the Company’s consolidated financial statements.
3.    LOANS HELD FOR INVESTMENT AT FAIR VALUE
As of December 31, 2024 and 2023, the Company’s portfolio included one and two loans held at fair value, respectively. The aggregate commitment under these loans was approximately $44.4 million and $94.2 million, respectively, and outstanding principal was approximately $53.1 million and $71.9 million as of December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, the Company funded approximately $4.6 million in new loans and additional principal and received approximately $5.2 million of principal repayments of loans held at fair value and sold $19.3 million of the Company’s investment in Private Company B. As of December 31, 2024 and 2023, none of the Company’s loans held at fair value had floating interest rates.
The following tables summarize the Company’s loans held at fair value as of December 31, 2024 and 2023:

	As of December 31, 2024
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loan	$30,510,804	$50,241,018	$53,108,449	0.0
Total loan held at fair value	$30,510,804	$50,241,018	$53,108,449	0.0

	As of December 31, 2023
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(4)

Senior term loans	$61,720,705	$71,644,003	$71,883,402	0.4
Total loans held at fair value	$61,720,705	$71,644,003	$71,883,402	0.4
(1)Refer to Note 14.
(2)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs.
(3)As of December 31, 2024, the maturity date passed on the credit facility with Private Company A without repayment.

(4)Weighted average remaining life is calculated based on the fair value of the loans as of December 31, 2023. As of December 31, 2023, the weighted average remaining life only reflects the remaining life of the Private Company A Credit Facility.
The following table presents changes in loans held at fair value as of and for the year ended December 31, 2024:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2023	$71,883,402	$(239,399)	$(9,923,298)	$61,720,705
Change in unrealized gains (losses) on loans at fair value, net	—	—	(9,806,916)	(9,806,916)
New fundings	4,594,027	(2,756,416)	—	1,837,611
Accretion of original issue discount	—	128,384	—	128,384
Loan repayments	(5,218,919)	—	—	(5,218,919)
Sale of loans	(19,284,846)	—	—	(19,284,846)
PIK interest	1,134,785	—	—	1,134,785
Total loans held at fair value at December 31, 2024	$53,108,449	$(2,867,431)	$(19,730,214)	$30,510,804
The following table presents changes in loans held at fair value as of and for the year ended December 31, 2023:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2022	$102,376,546	$(1,740,561)	$(1,409,934)	$99,226,051
Realized gains (losses) on loans at fair value, net	(1,213,416)	—	—	(1,213,416)
Change in unrealized gains (losses) on loans at fair value, net	—	—	(8,513,364)	(8,513,364)
New fundings	1,881,840	—	—	1,881,840
Accretion of original issue discount	—	1,501,162	—	1,501,162
Loan repayments	(34,900,946)	—	—	(34,900,946)
PIK interest	3,739,378	—	—	3,739,378
Total loans held at fair value at December 31, 2023	$71,883,402	$(239,399)	$(9,923,298)	$61,720,705
As of December 31, 2024, the Company had one loan held at fair value on nonaccrual status. Effective March 1, 2024, the Company placed Private Company A on nonaccrual status with an outstanding principal amount of approximately $53.1 million and an unrealized loss of approximately $(19.7) million as of December 31, 2024. During the year ended December 31, 2023, the credit facility with Public Company A matured without repayment. The agent on the credit facility has placed the borrower in default, and the Company recorded a realized loss of approximately $(1.2) million for the year ended December 31, 2023.
A more detailed listing of the Company’s loan held at fair value portfolio based on information available as of December 31, 2024 is as follows:

	Collateral Location	Collateral Type (1)	Fair Value (2)	Carrying Value (3)	Outstanding Principal (3)	Interest Rate		Maturity Date (4)	Payment Terms (5)

Private Co. A	AZ, GA, MA, NM	C, D	$30,510,804	$50,241,018	$53,108,449	15.5%	(6)	5/8/2024	I/O
Total loan held at fair value			$30,510,804	$50,241,018	$53,108,449
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
4.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of December 31, 2024 and 2023, the Company’s portfolio included fourteen and nine loans held at carrying value, respectively. As of December 31, 2024 and 2023, the aggregate originated commitment under these loans was approximately $312.8 million and $333.1 million, respectively, and outstanding principal was approximately $301.8 million and $314.4 million, respectively. During the year ended December 31, 2024, the Company funded approximately $128.8 million of new loans and additional principal, had approximately $53.4 million of principal repayments of loans held at carrying value and sold $90.0 million in the aggregate of the Company’s investments in Subsidiary of Public Company H and Subsidiary of Public Company M. As of December 31, 2024 and 2023, approximately 52% and 84%, respectively, of the Company’s loans held at carrying value had floating interest rates. As of December 31, 2024, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 3.8% and quoted at 4.3%.
The following tables summarize the Company’s loans held at carrying value as of December 31, 2024 and 2023:

	As of December 31, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$301,755,791	$(8,493,417)	$293,262,374	1.9
Total loans held at carrying value	$301,755,791	$(8,493,417)	$293,262,374	1.9

	As of December 31, 2023
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$314,376,929	$(13,111,531)	$301,265,398	2.2
Total loans held at carrying value	$314,376,929	$(13,111,531)	$301,265,398	2.2
(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of December 31, 2024 and 2023.

The following table presents changes in loans held at carrying value as of and for the year ended December 31, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2023	$314,376,929	$(13,111,531)	$301,265,398
New fundings	128,796,860	(3,474,893)	125,321,967
Accretion of original issue discount	—	7,841,345	7,841,345
Loan repayments	(46,126,637)	—	(46,126,637)
Sale of loans	(90,000,000)	251,662	(89,748,338)
PIK interest	2,006,992	—	2,006,992
Loan amortization payments	(7,298,353)	—	(7,298,353)
Total loans held at carrying value at December 31, 2024	$301,755,791	$(8,493,417)	$293,262,374
The following table presents changes in loans held at carrying value as of and for the year ended December 31, 2023:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2022	$296,584,529	$(11,407,417)	$285,177,112
New fundings	59,088,860	(7,713,475)	51,375,385
Accretion of original issue discount	—	4,642,670	4,642,670
Loan repayments	(18,600,105)	—	(18,600,105)
Sale of loans	(24,606,578)	1,366,691	(23,239,887)
PIK interest	7,192,354	—	7,192,354
Loan amortization payments	(5,282,131)	—	(5,282,131)
Total loans held at carrying value at December 31, 2023	$314,376,929	$(13,111,531)	$301,265,398
As of December 31, 2024 and 2023, the Company had two and three loans held at carrying value on nonaccrual status, respectively.
During the year ended December 31, 2024, the Company successfully exited its loan with Private Company I, which was previously placed on nonaccrual status, effective May 1, 2023. The Company was repaid on all remaining principal and past interest due upon exiting the loan.
The Company placed Subsidiary of Private Company G on nonaccrual status effective December 1, 2023, with an outstanding principal amount of approximately $79.2 million and an amortized cost of approximately $77.8 million as of December 31, 2024. Subsidiary of Private Company G was previously placed on nonaccrual status during various periods in 2023. The Company will recognize income related to loan activity only upon receipt of cash. During the year ended December 31, 2024, the Company recognized interest income of approximately $6.9 million related to this loan, which was received in cash.
The Company placed Private Company K on nonaccrual status effective December 1, 2023, with an outstanding principal amount of approximately $12.2 million and an amortized cost of approximately $11.5 million as of December 31, 2024. The Company will recognize income related to loan activity only upon receipt of cash. During the year ended December 31, 2024, the Company received a $1.3 million payment applied to the outstanding principal balance and recognized interest income of approximately $0.5 million related to this loan received in cash.

A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of December 31, 2024 is as follows:

	Collateral Location	Collateral Type (1)	Outstanding Principal (2)	Original Issue Discount	Carrying Value (2)	Interest Rate		Maturity Date (3)	Payment Terms (4)

Sub. of Private Co. G	NJ, PA	C, D	$79,215,888	$(1,444,847)	$77,771,041	12.5%	(5)	5/1/2026	I/O
Private Co. K	MA	C, D	12,195,762	(682,619)	11,513,143	18.3%	(6)	5/3/2027	P/I
Private Co. J	MO	C, D	24,290,184	(131,197)	24,158,987	18.3%	(7)	9/1/2025	P/I
Private Co. L	OH	C, D	34,129,999	(587,300)	33,542,699	13.0%	(8)	5/1/2026	P/I
Sub. of Public Co. M	IL, MA, MD, MI, NJ, OH, PA	C, D	2,797,527	(138,061)	2,659,466	9.5%	(9)	8/27/2025	I/O
Private Co. M	AZ	D	29,599,498	(2,527,251)	27,072,247	9.0%	(10)	7/31/2026	P/I
Private Co. N - Real Estate	FL	C, D	19,327,505	(634,046)	18,693,459	12.5%	(11)	4/1/2028	P/I
Private Co. N - Non-Real Estate	FL	C, D	17,200,000	(559,000)	16,641,000	12.5%	(12)	4/1/2028	P/I
Private Co. O	AZ, MD, MO, NJ, NV, NY, OH, OR, Canada	C	3,347,647	(256,250)	3,091,397	13.5%	(13)	6/1/2028	P/I
Private Co. P	MI	C, D	15,609,914	(376,000)	15,233,914	13.0%	(14)	7/1/2027	P/I
Private Co. Q	GA	C, D	5,817,755	(403,333)	5,414,422	13.8%	(15)	9/1/2028	P/I
Private Co. R	MD	C, D	39,519,968	(753,513)	38,766,455	12.0%	(16)	11/1/2027	P/I
Sub. of Public Co. S	FL, IL, MA, NY, OH, PA	C, D	10,000,000	—	10,000,000	9.5%	(17)	8/12/2026	I/O
Private Co. T	UT	C, D	8,704,144	—	8,704,144	11.3%	(18)	7/26/2027	P/I
Total loans held at carrying value			$301,755,791	$(8,493,417)	$293,262,374
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
(5)Base interest rate of 12.5%. Effective March 2024, pursuant to the 2024 Subsidiary of Private Company G Forbearance Agreement, Subsidiary of Private Company G transitioned from a floating interest rate tied to U.S. prime rate to a fixed interest rate. Effective December 1, 2023, the Company placed the borrower on nonaccrual status.
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
(8)Base interest rate of 8.0% plus SOFR (SOFR floor of 5.0%).
(9)Base interest rate of 9.5%.
(10)Base interest rate of 9.0%. Quarterly cash interest was paid in kind from closing to February 1, 2024 and then payable in cash thereafter.
(11)Base interest rate of 8.0% plus SOFR (SOFR floor of 4.5%).
(12)Base interest rate of 8.0% plus SOFR (SOFR floor of 4.5%).
(13)Base interest rate of 8.5% plus SOFR (SOFR floor of 5.0%).
(14)Base interest rate of 13.0%. Pursuant to the first amendment to the credit agreement entered into in August 2024, interest was paid in kind from July 1, 2024 to August 31, 2024 and then payable in cash thereafter. In November 2024, in connection with its credit facility with Private Company P, we entered into a limited waiver and amendment to such facility to waive certain failures by Private Company P to pay monthly cash interest payments when due. In connection with the waiver and amendment, Private Company P made a cash payment constituting the majority of such missed interest payments of approximately $0.3 million, with the remaining amount due capitalized into the loan balance. Cash interest payments on the facility restarted January 1, 2025.
(15)Base interest rate of 8.75% plus SOFR (SOFR floor of 5.0%).
(16)Base interest rate of 7.50% plus SOFR (SOFR floor of 4.50%).
(17)Base interest rate of 9.50%.
(18)Base interest rate of 11.25%.
5.    LOAN RECEIVABLE HELD AT CARRYING VALUE
As of December 31, 2024 and 2023, the Company’s portfolio included one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately $1.9 million and $2.0 million as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, the Company had approximately $0.1 million of principal repayments of loan receivable held at carrying value.
The following table presents changes in loans receivable as of and for the year ended December 31, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2023	$2,041,744	$(1,686)	$2,040,058
Loan repayments	(144,420)	—	(144,420)
Total loan receivable held at carrying value at December 31, 2024	$1,897,324	$(1,686)	$1,895,638
The following table presents changes in loans receivable as of and for the year ended December 31, 2023:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2022	$2,222,339	$(1,686)	$2,220,653
Loan repayments	(180,595)	—	(180,595)
Total loan receivable held at carrying value at December 31, 2023	$2,041,744	$(1,686)	$2,040,058
As of December 31, 2024 and 2023, the Company had one loan receivable held at carrying value on nonaccrual status with an outstanding principal amount of approximately $1.9 million and $2.0 million, and amortized cost of approximately $1.9 million and $2.0 million, respectively.
6.    CURRENT EXPECTED CREDIT LOSSES
As of December 31, 2024 and 2023, the Company’s CECL Reserve for its loans held at carrying value and loan receivable held at carrying value is approximately $30.6 million and $26.4 million, respectively, or 10.36% and 8.71%, respectively, of the Company’s total loans held at carrying value and loan receivable held at carrying value of approximately $295.2 million and $303.3 million, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $30.4 million and $26.3 million, respectively, and a liability for unfunded commitments of approximately $0.2 million and $0.1 million, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur and, if funded, the expected credit loss on the funded portion.

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loan receivable held at carrying value as of and for the years ended December 31, 2024 and 2023 was as follows:

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2023	$26,309,450	$115,473	$26,424,923
Provision for (reversal of) current expected credit losses	4,110,227	51,229	4,161,456
Write-offs	—	—	—
Recoveries	—	—	—
Balance at December 31, 2024	$30,419,677	$166,702	$30,586,379

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2022	$13,538,077	$754,128	$14,292,205
Provision for (reversal of) current expected credit losses	12,771,373	(638,655)	12,132,718
Write-offs	—	—	—
Recoveries	—	—	—
Balance at December 31, 2023	$26,309,450	$115,473	$26,424,923
(1)As of December 31, 2024 and 2023, the CECL Reserve related to outstanding balances on loans held at carrying value and loan receivable held at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)As of December 31, 2024 and 2023, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.
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

As of December 31, 2024, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value and loan receivable held at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2024	2023	2022	2021	2020	Total
1	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—
3	116,544,791	27,072,247	36,202,165	24,158,987	—	203,978,190
4	—	—	—	—	—	—
5	—	—	11,513,143	77,771,041	1,895,638	91,179,822
Total	$116,544,791	$27,072,247	$47,715,308	$101,930,028	$1,895,638	$295,158,012
7.    INTEREST RECEIVABLE
The following table summarizes the interest receivable by the Company as of December 31, 2024 and 2023:

	As of December 31
	2024	2023
Interest receivable	$1,923,914	$2,680,188
PIK receivable	40,000	1,009,974
Unused fees receivable	18,983	25,833
Total interest receivable	$1,982,897	$3,715,995
8.    INTEREST RESERVE
At December 31, 2024 and 2023, the Company had zero loans that included a loan-funded interest reserve. For the years ended December 31, 2024 and 2023, approximately zero and $4.7 million, respectively, of aggregate interest income was earned and disbursed from the interest reserves.
The following table presents changes in interest reserve as of and for the years ended December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Beginning reserves	$—	$3,200,944
New reserves	—	1,526,065
Reserves disbursed	—	(4,727,009)
Ending reserves	$—	$—
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
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions (which may be increased to up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. Upon entering into the Revolving Credit

Agreement, the Company incurred a one-time commitment fee expense of approximately $0.5 million, which was included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears, which is included within interest expense in the Company’s consolidated statements of operations. Based on the terms of the Revolving Credit Agreement, the Company’s estimated average cash balance will exceed the minimum balance required to waive the unused line fee and as such, the Company did not incur an unused line fee during the year ended December 31, 2024. As of December 31, 2024 and 2023, outstanding borrowings under the Revolving Credit Facility were $60.0 million and $42.0 million, respectively, and zero and $18.0 million was available for borrowing as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the interest rate on the Company’s borrowings under the Revolving Credit Facility was 8.00%.
The obligations of the Company under the Revolving Credit Facility are secured by certain assets of the Company comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, the Company is subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.5 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of the Company and its subsidiaries. To the best of our knowledge, as of December 31, 2024, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
In March 2024, the Company entered into Amendment Number One to Loan and Security Agreement, by and among the Company, as borrower, the lenders party thereto and the lead arranger, bookrunner and administrative agent party thereto, pursuant to which, among other things, the parties agreed expand the borrowing base to include funds maintained in a borrowing base cash account.
In July 2024, the Company entered into Amendment Number Two to Loan and Security Agreement, by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto, pursuant to which, among other things, the parties agreed to exclude certain subsidiaries from the calculation of certain financial covenants so long as such subsidiaries are considered immaterial under the terms of the Loan and Security Agreement.
In January 2025, the Company entered into Amendment Number Three to Loan and Security Agreement, by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto, pursuant to which, among other things, the parties agreed to reduce the procedural requirements for obligor loan receivables to become eligible under the borrowing base.
AFCF Credit Facility
In December 2024, the Company entered into an unsecured revolving credit agreement (the “AFCF Credit Agreement”), by and among the Company, as borrower, the lenders party thereto from time to time, and AFC Finance, LLC, as agent and lender. AFC Finance, LLC is wholly owned by Leonard M. Tannenbaum, Chairman of the Company’s Board of Directors. The AFCF Credit Agreement provides for an unsecured revolving credit facility (the “AFCF Credit Facility”) with a $40.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the AFCF Credit Agreement. Interest is payable on the AFCF Credit Facility at a rate per annum equal to 8.00%. The AFCF Credit Facility matures on the earlier of (i) December 31, 2025 and (ii) the date of the closing of any unsecured debt with principal of at least $40.0 million used to refinance the AFCF Credit Agreement. As of December 31, 2024, outstanding borrowings under the AFCF Credit Facility were $40.0 million and zero was available for borrowing as of December 31, 2024. As of December 31, 2024, the interest rate on the Company’s borrowings under the AFCF Credit Facility was 8.00%.
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
During the year ended December 31, 2023, the Company repurchased $10.0 million in principal amount of the Company’s 2027 Senior Notes at 77.4% of par value, plus accrued interest. This resulted in a gain on extinguishment of debt of approximately $2.0 million, recorded within the consolidated statements of operations. No repurchases took place during the year ended December 31, 2024. As of December 31, 2024 and 2023, the Company had $90.0 million in principal amount of the 2027 Senior Notes outstanding. As of December 31, 2024, the interest rate on the Company’s borrowings under the 2027 Senior Notes was 5.75%
The 2027 Senior Notes are due on May 1, 2027. Scheduled principal payments on the 2027 Senior Notes as of December 31, 2024 are as follows:

2027 Senior Notes
Year
2025	$—
2026	—
2027	90,000,000
2028	—
2029	—
Thereafter	—
Total principal	90,000,000
Deferred financing costs included in senior notes	(1,387,850)
Total due senior notes, net	$88,612,150
The following tables reflect a summary of interest expense incurred during the years ended December 31, 2024 and 2023:

	Year ended December 31, 2024
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$5,175,000	$117,387	$18,778	$5,311,165
Amortization of deferred financing costs	632,592	392,551	—	1,025,143
Total interest expense	$5,807,592	$509,938	$18,778	$6,336,308

	Year ended December 31, 2023
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$5,290,000	$68,667	$—	$5,358,667
Unused fee expense	—	47,915	—	47,915
Amortization of deferred financing costs	641,662	309,213	—	950,875
Total interest expense	$5,931,662	$425,795	$—	$6,357,457
10.    COMMITMENTS AND CONTINGENCIES
As of December 31, 2024 and 2023, the Company had the following commitments to fund various investments:

	As of December 31,
	2024	2023

Total loan commitments	$361,278,431	$431,239,913
Less: drawn commitments	(350,943,832)	(421,239,913)
Total undrawn commitments	$10,334,599	$10,000,000
The Company from time to time may be a party to litigation in the normal course of business. As of December 31, 2024, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.
On March 17, 2023, the Company appointed Brandon Hetzel to serve as its Chief Financial Officer and Treasurer in place of Brett Kaufman, effective as of such date, with Mr. Kaufman’s employment with AFC Management, LLC, the Company’s external manager (the “Manager”), terminated, effective as of April 17, 2023 (the “Separation Date”). In connection with his termination, Mr. Kaufman received (i) twelve (12) months’ worth of his current base salary, (ii) his annual target bonus, (iii) continued payment by our Manager of 100% of the COBRA premiums for him and his dependents for a period of twelve (12) months following his Separation Date, (iv) accelerated vesting of one (1) additional tranche of each of Mr. Kaufman’s outstanding equity awards, and (v) extension of the exercise period for Mr. Kaufman’s outstanding options until one (1) year following the Separation Date, contingent on Mr. Kaufman executing and not revoking a release of claims in favor of the Company. During the year ended December 31, 2024 and 2023, the Company recorded zero and approximately $0.7 million in severance expense within general and administrative expenses within the consolidated statements of operations, respectively.
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
11.    SHAREHOLDERS’ EQUITY
Series A Preferred Stock
As of December 31, 2024 and 2023, the Company has authorized 10,000 preferred shares and previously issued 125 of the preferred shares designated as 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). As of December 31, 2024 and December 31, 2023, there were zero and 125 shares of Series A Preferred Stock issued and outstanding, respectively.
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
Common Stock
During the year ended December 31, 2024 and 2023, the Company did not issue any shares of its common stock, other than shares of common stock sold under the ATM Program (hereinafter defined) and restricted stock awards granted under the 2020 Plan.
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

At-the-Market Offering Program (“ATM Program”)
On April 5, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC and Citizens JMP Securities LLC, as Sales Agents, under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $75.0 million. Under the terms of the Sales Agreement, the Company has agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). During the year ended December 31, 2024, the Company sold an aggregate of 1,582,960 shares of the Company’s common stock under the Sales Agreement at a weighted average price of $10.24 per share, generating net proceeds of approximately $15.6 million. As of December 31, 2024, the Company’s remaining authorization under the Sales Agreement was approximately $47.4 million.
As of December 31, 2024, the shares of common stock sold under the ATM Program are the only offerings that have been initiated under the Shelf Registration Statement.
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
In December 2024, the Company’s Board of Directors approved grants of 82,873 shares of restricted stock to Daniel Neville, the Company’s CEO, which vest over a three-year period with approximately 33% vesting on each of the first, second and third anniversaries of December 20, 2024. In January 2024, the Company’s Board of Directors approved grants of restricted stock to the Company’s directors and certain officers, as well as certain employees of the Manager, with an aggregate of 209,397 shares of restricted stock granted to such eligible persons. The restricted stock granted in January 2024 under the 2020 Plan contain vesting periods that vary from immediately vested to vesting over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date.
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
As of December 31, 2024, there were 2,618,662 shares of common stock granted under the 2020 Plan, underlying 2,169,352 options and 449,310 shares of restricted stock.
As of December 31, 2024, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2020 Plan (the “Share Limit”) equaled 3,609,722 shares, of which 991,060 shares remained available for future issuance under the 2020 Plan. The Share Limit increased during the year ended December 31, 2024 under the evergreen provision in the 2020 Plan in connection with the shares issued under the ATM Program during such time and in connection with the Minimum Annual Increase (as defined in the 2020 Plan) under the 2020 Plan for the 2024 fiscal year. Shares that are subject to or underlie awards that expire or, for any reason, are cancelled, terminated, forfeited, fail to vest or are not paid or delivered under the 2020 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan.

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
The following table presents the assumptions used in the Black-Scholes pricing model of options granted under the 2020 Plan during the years ended December 31, 2024 and 2023:

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
Stock Compensation
The following table summarizes the stock-based compensation expense incurred by the Company for the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023

Stock-based compensation	$1,390,978	$1,008,148
Stock Options
The following table summarizes the (i) non-vested options granted, (ii) vested options granted, (iii) exercised and (iv) forfeited options granted for the Company’s directors and officers and employees of the Manager as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Non-vested	149,133	206,304
Vested	2,225,499	2,168,328
Exercised	(5,511)	(5,511)
Forfeited	(200,669)	(200,169)
Balance	2,168,452	2,168,952
The following tables summarize stock option activity as of and during the year ended December 31, 2024:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2023	2,168,952	$11.46
Granted	—	—
Exercised	—	—
Forfeited	(500)	12.99
Outstanding as of December 31, 2024	2,168,452	$11.46	3.27 years	$—
Exercisable as of December 31, 2024	2,136,176	$11.44	3.26 years	$—
Unvested as of December 31, 2024	32,276	$12.86	3.87 years	$—
The Company did not grant any options during the year ended December 31, 2024 and 2023. No options were exercised during the year ended December 31, 2024 and 2023.
As of December 31, 2024, there was approximately $16.1 thousand of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 0.96 years.

Restricted Stock
The following table summarizes restricted stock (i) granted, (ii) vested and (iii) forfeited for the Company’s directors and officers and employees of the Manager as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Granted	483,244	190,974
Vested	(102,780)	(38,028)
Forfeited	(33,934)	(33,934)
Balance	346,530	119,012
The following tables summarize the restricted stock activity as of and during the year ended December 31, 2024:

	Number of shares of restricted stock	Weighted-average grant date fair value(1)
Balance as of December 31, 2023	119,012	$16.06
Granted	292,270	10.95
Vested	(64,752)	14.50
Forfeited	—	—
Balance as of December 31, 2024	346,530	$8.72
(1)The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The weighted-average grant date fair value of the remaining unvested restricted stock awards as of December 31, 2024 has been adjusted to give effect to the Spin-Off transaction, which was completed July 9, 2024.
The total fair value of shares vested during the year ended December 31, 2024 and 2023, was approximately $0.8 million and $0.5 million, respectively. During the year ended December 31, 2023, 126,393 shares of restricted stock were granted with a weighted-average grant date fair value of $15.55. During the year ended December 31, 2023, 38,028 shares of restricted stock vested with a weighted-average grant date fair value of $18.03.
As of December 31, 2024, there was approximately $2.1 million of total unrecognized compensation cost related to non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.15 years.

12.    EARNINGS PER SHARE
The following information sets forth the computations of basic and diluted weighted average earnings per common share for the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023
Net income from continuing operations	$13,862,137	$20,717,377
Dividends paid on preferred stock	(7,500)	(15,000)
Dividends paid on unvested restricted stock	(440,028)	(262,394)
Net income from continuing operations attributable to common shareholders	13,414,609	20,439,983
Net income from discontinued operations	2,922,068	234,622
Net income attributable to common shareholders	16,336,677	20,674,605
Divided by:
Basic weighted average shares of common stock outstanding	20,821,239	20,321,091
Weighted average unvested restricted stock and dilutive stock options	67,741	24,828
Diluted weighted average shares of common stock outstanding	20,888,980	20,345,919

Basic earnings per share
Continuing operations	$0.64	$1.01
Discontinued operations	$0.14	$0.01
Total basic weighted average earnings per common share	$0.78	$1.02

Diluted earnings per share
Continuing operations	$0.64	$1.01
Discontinued operations	$0.14	$0.01
Total diluted weighted average earnings per common share	$0.78	$1.02
Diluted earnings per share was computed using the treasury stock method for stock options and restricted stock. Diluted weighted average earnings per common share excluded 1,499,209 and 2,336,146 weighted average unvested restricted stock and stock options due to anti-dilutive effect for the years ended December 31, 2024 and 2023, respectively.
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
The income tax provision for the Company was approximately $0.4 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively. The income tax expense for the years ended December 31, 2024 and 2023 primarily related to activities of the Company’s taxable REIT subsidiary.

The income tax provision for the Company and TRS1 consisted of the following for the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023
Current:
Federal	$868,300	$1,239,878
State	298,894	306,338
Total current income tax expense (benefit)	1,167,194	1,546,216
Deferred:
Federal	(711,653)	—
State	—	—
Total deferred income tax (benefit) expense	(711,653)	—
Excise tax	(7,954)	113,121
Total income tax expense (benefit), including excise tax	$447,587	$1,659,337
For the years ended December 31, 2024 and 2023, the Company incurred zero and $0.1 million for United States federal excise tax expense, respectively. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.
The following table is a reconciliation of the income tax computed for continuing operations at the federal statutory rate of 21% for the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal income tax effect	0.8%	0.7%
REIT income not subject to corporate income tax	(18.7)%	(18.4)%
Nontaxable items temporary differences	(1.9)%	0.0%
Federal excise tax	0.0%	0.2%
Effective tax rate	1.2%	3.5%
The primary difference between the Company’s statutory rate and effective tax rate is largely determined by the amount of income subject to tax by the Company’s taxable REIT subsidiary. The Company expects that its future effective tax rate will be determined in a similar manner.
As of December 31, 2024 and 2023, the Company’s deferred tax assets were $0.7 million and zero, respectively, and are included in prepaid expenses and other assets in the Company’s consolidated balance sheets. The Company believes it is more likely than not that the deferred tax assets will be realized in the future. Realization of the deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in future years in appropriate tax jurisdictions to benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.
The Company recorded deferred tax assets related to temporary differences on the fair value adjustments of the unrealized losses of loans held in the TRS and CECL allowance on loans held in the TRS. There were no valuation allowances for deferred tax assets during the years ended December 31, 2024 and 2023.

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
The following tables present fair value measurements of loans held at fair value as of December 31, 2024 and 2023:

	Fair Value Measurement as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$30,510,804	$—	$—	$30,510,804
Total	$30,510,804	$—	$—	$30,510,804

	Fair Value Measurement as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$61,720,705	$—	$—	$61,720,705
Total	$61,720,705	$—	$—	$61,720,705
The following table presents changes in loans that use Level 3 inputs as of and for the year ended December 31, 2024:

Year ended December 31, 2024
Total loans using Level 3 inputs at December 31, 2023	$61,720,705
Change in unrealized (losses) gains on loans at fair value, net	(9,806,916)
Additional fundings	4,594,027
Original issue discount and other discounts, net of costs	(2,756,416)
Loan repayments	(5,218,919)
Sale of loans	(19,284,846)
Accretion of original issue discount	128,384
PIK interest	1,134,785
Total loans using Level 3 inputs at December 31, 2024	$30,510,804
The change in unrealized losses included in the consolidated statements of operations attributable to loans held at fair value, categorized as Level 3, held as of December 31, 2024 is $(14,232,926).
The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of December 31, 2024 and 2023. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of December 31, 2024
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loan	$30,510,804	Recovery analysis	Recovery rate	54.90% - 60.00%	57.45%
Total investment	$30,510,804

	As of December 31, 2023
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loans	$47,627,845	Recovery analysis	Recovery rate	86.10% - 92.40%	89.25%
Senior term loans	14,092,860	Market approach	Revenue multiple	0.50x - 0.70x	0.60x
Total investments	$61,720,705
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
The following table details the book value and fair value of the Company’s financial instruments not recognized at fair value in the consolidated balance sheets as of December 31, 2024:

	As of December 31, 2024
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$103,610,460	$103,610,460
Loans held for investment at carrying value	$293,262,374	$264,774,699
Loan receivable held at carrying value	$1,895,638	$—
Financial liabilities:
Senior notes payable, net	$88,612,150	$85,455,000
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
The Incentive Compensation for the years ended December 31, 2024 and 2023, was approximately $6.8 million and $10.4 million, respectively.
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
The following table summarizes the related party costs incurred by the Company for the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023
Affiliate Costs
Management fees	$4,541,310	$5,395,617
Less: outside fees earned	(947,969)	(1,693,133)
Base management fees	3,593,341	3,702,484
Incentive fees earned	6,768,480	10,361,821
General and administrative expenses reimbursable to Manager	2,914,256	3,590,594
Total	$13,276,077	$17,654,899
Amounts payable to the Company’s Manager as of December 31, 2024 and 2023 were approximately $3.1 million and $5.0 million, respectively.
The Manager is a wholly-owned subsidiary of Castleground Holdings LLC (f/k/a Advanced Flower Capital Management, LLC) (the “Parent Manager”). As of December 31, 2024, certain officers have ownership in the outstanding equity of the Parent Manager, including Leonard Tannenbaum, Chairman of the Board, Robyn Tannenbaum, President and Chief Investment Officer, Bernard Berman, a member of the Company’s Investment Committee, and Daniel Neville, Chief Executive Officer.
Due to Affiliate
Amounts due to an affiliate of the Company as of December 31, 2024 and 2023 were approximately $6.8 thousand and $16.4 thousand, respectively.

Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the Manager or its affiliates, including the Manager, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. Additionally, the Company’s Manager or its affiliates, including AFC Agent LLC (“AFC Agent”), may from time to time serve as administrative and collateral agent to the lenders under the Company’s loans. As of December 31, 2024, there were two co-invested loans held by the Company and affiliates of the Company.
Unsecured Revolving Credit Facility with Affiliate
The Company entered the Revolving Credit Facility with AFC Finance LLC, an affiliate of the Company and Mr. and Mrs. Tannenbaum. Refer to Note 9 for more information.
16.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the years ended December 31, 2024 and 2023:

Declaration Date	Record Date	Payment Date	Per Common Share Distribution Amount		Taxable Ordinary Income	Qualified Dividends	Return of Capital	Section 199A Dividends

3/2/2023	3/31/2023	4/14/2023	$0.56		$0.55	$0.01	$—	$0.55
6/15/2023	6/30/2023	7/14/2023	0.48		0.48	—	—	0.48
9/15/2023	9/30/2023	10/13/2023	0.48		0.36	0.12	—	0.36
12/15/2023	12/31/2023	1/12/2024	0.48		0.46	0.02	—	0.46
2023 Total cash dividend			$2.00		$1.85	$0.15	$—	$1.85
3/4/2024	3/31/2024	4/15/2024	$0.48		$0.48	$0.07	$—	$0.41
6/13/2024	6/24/2024	7/15/2024	0.48		0.28	0.04	0.20	0.24
6/27/2024	7/8/2024	7/15/2024	0.15		0.05	0.01	0.10	0.04
9/13/2024	9/30/2024	10/15/2024	0.33		0.11	0.02	0.22	0.09
12/13/2024	12/31/2024	1/15/2025	0.33	(1)	—	—	—	—
2024 Total cash dividend			$1.77		$0.92	$0.14	$0.52	$0.78
(1)The fourth quarter 2024 dividend paid on January 15, 2025 to shareholders of record as of December 31, 2024 will be taxable to shareholders in 2025.
Holders of AFC Common Stock as of the close of business on July 8, 2024 (the “Record Date”) received one share of SUNS common stock for every three shares of AFC Common Stock held. For U.S. federal income tax purposes, AFC reported the fair market value of the SUNS common stock distributed per each share of AFC common stock outstanding on the Record Date was $11.00 per share.
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
On the Distribution Date, the Company recognized a reduction to additional paid-in capital of approximately $114.8 million in connection with the Spin-Off related to the transfer of certain assets and liabilities associated with its CRE portfolio to SUNS. In connection with the Spin-Off, the Company entered into several agreements with SUNS that govern the relationship between the Company and SUNS following the spin-off, including the Separation and Distribution Agreement and the Tax Matters Agreement. These agreements provide for the allocation between the Company and SUNS of the assets, liabilities and obligations (including, among others, investments, property and tax-related assets and liabilities) of the Company and its subsidiaries attributable to periods prior to, at and after the Spin-Off.
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
The following table summarizes the financial statement lines included in net income from discontinued operations, net of tax for the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023

Interest income	$4,156,335	$244,742
Expenses
General and administrative expenses	(21,651)	(120)
Professional fees	(1,140,762)	(10,000)
(Provision for) reversal of current expected credit losses	(71,854)	—
Net income from discontinued operations, net of tax	$2,922,068	$234,622
During the year ended December 31, 2024, Spin-Off costs incurred were approximately $(0.5) million. No Spin-Off costs were incurred during the year ended December 31, 2023. Prior to the completion of the Spin-Off in the third quarter of 2024, Spin-Off costs were historically presented within professional fees in the consolidated statements of operations and are now included in the measurement and presentation of discontinued operations for all periods presented.
There were no assets or liabilities classified as discontinued operations as of December 31, 2024. The following table summarizes the financial statement lines of assets and liabilities classified as discontinued operations as of December 31, 2023:

As of
December 31, 2023

Cash and cash equivalents	$31,244,622
Total assets of discontinued operations	$31,244,622

Accounts payable and other liabilities	$10,000
Total liabilities of discontinued operations	$10,000
18.    REPORTABLE SEGMENTS
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company generates revenue from loans to state law compliant cannabis operators in the United States. These investments typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates. The accounting policies of the institutional lending segment are the same as those described in the summary of significant accounting policies.
The presentation of financial results as one reportable segment is consistent with the way the Company operates its business and is consistent with the manner in which the Company’s Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer, evaluates performance and makes resource and operating decisions for the business. The Company has no operations outside of the United States. The Company’s portfolio exhibits similar economic characteristics, similar yields and is operated using consistent business strategies. The Company operates as one operating segment and has one reportable operating segment for activities related to institutional lending.
The CODM assesses performance and evaluates the allocation of resources of the Company on a consolidated basis, based on the Company’s net income from continuing operations, which is reported on the Company’s consolidated statements of operations. The CODM is regularly provided with only the consolidated expenses, as noted on the consolidated statements of operations. Significant segment expenses are listed on the accompanying consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets.
The CODM uses net income to evaluate income generated from segment assets and in deciding the amount of dividends to be distributed, as well as using net income as a basis for evaluating lender terms for loans with state law compliant operators.
During the year ended December 31, 2024 and 2023, interest income earned on the Company’s portfolio was concentrated with three and four borrowers, respectively, each comprising more than 10% of consolidated interest income for an aggregate amount of $22.7 million, or 44%, and $45.7 million, or 65%, of consolidated interest income, respectively.
19.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. There were no material subsequent events, other than those described below, that required disclosure in these consolidated financial statements.
In January 2025, AFC Agent placed Private Company K in a consensual receivership to operate the collateral assets for the benefit of the Company, as a secured lender, and all other stakeholders.
In February 2025, the Company entered into a $15.0 million senior secured credit facility with Private Company U, which was fully funded at closing. The loan was originated at a discount of 2.50% and matures March 1, 2028. The loan bears interest at 14.00%.
In February 2025, AFC Agent, on behalf of the Company and the other lenders, initiated a mortgage foreclosure proceeding in connection with the 2024 Subsidiary of Private Company G Forbearance Agreement over a cultivation facility owned by Subsidiary of Private Company G. The Company also delivered a reservation of rights letter to Subsidiary of Private Company G concerning the occurrence of events of default and forbearance defaults under the credit agreement and the 2024 Subsidiary of Private Company G Forbearance Agreement, respectively, including unpermitted payments, the failure to maintain and preserve one of Subsidiary of Private Company G’s cannabis licenses and its cultivation facility and its failure to cooperate with the Company in the foreclosure proceeding. The Company believes these defaults have had a material adverse impact on Subsidiary of Private Company G’s ability to operate its business and make payments under the credit agreement. AFC Agent is also therefore pursuing a payment guarantee from the parent company and the beneficial shareholders of Subsidiary of Private Company G that guaranteed the loan. For more information on related risks, see “Risk Factors—Risks Related to Our Business and Growth Strategy—Loans to relatively new and/or small companies and companies operating in the cannabis industry generally involve significant risks.”

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2025
ADVANCED FLOWER CAPITAL INC.

	By:	/s/ Daniel Neville
Daniel Neville
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2025
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
Chairman