Form 10-Q
period 2025-03-31
Advanced Flower Capital Inc.
filed 2025-05-14
CIK 1822523

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at May 1, 2025
Common stock, $0.01 par value per share	22,596,007

Index
ADVANCED FLOWER CAPITAL INC.
TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Loans held for investment at fair value (cost of $48,988,077 and $50,241,018 at March 31, 2025 and December 31, 2024, respectively, net)	$28,572,385	$30,510,804

Loans held for investment at carrying value, net	304,505,648	293,262,374
Loan receivable held at carrying value, net	1,895,638	1,895,638
Current expected credit loss reserve	(29,744,212)	(30,419,677)
Loans held for investment at carrying value and loan receivable held at carrying value, net of current expected credit loss reserve	276,657,074	264,738,335

Cash and cash equivalents	3,318,303	103,610,460
Interest receivable	1,816,084	1,982,897
Prepaid expenses and other assets	11,291,443	1,214,817
Total assets	$321,655,289	$402,057,313

Liabilities
Accrued interest	$2,300,453	$894,611
Due to affiliate	—	6,754
Dividends payable	5,197,082	7,369,866
Current expected credit loss reserve	142,743	166,702
Accrued management and incentive fees	816,190	1,932,246
Accrued direct administrative expenses	568,534	1,197,518
Accounts payable and other liabilities	820,698	501,328
Senior notes payable, net	88,759,099	88,612,150
Line of credit payable	22,250,000	60,000,000
Line of credit payable to affiliate	—	40,000,000
Total liabilities	120,854,799	200,681,175
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at March 31, 2025 and December 31, 2024 and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, par value $0.01 per share, 50,000,000 shares authorized at March 31, 2025 and December 31, 2024 and 22,596,007 and 22,332,927 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	225,960	223,329
Additional paid-in capital	252,416,881	251,865,763
Accumulated (deficit) earnings	(51,842,351)	(50,712,954)
Total shareholders’ equity	200,800,490	201,376,138

Total liabilities and shareholders’ equity	$321,655,289	$402,057,313
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2025	2024
Revenue
Interest income	$8,458,248	$14,334,754
Interest expense	(1,815,271)	(1,603,163)
Net interest income	6,642,977	12,731,591
Expenses
Management and incentive fees, net (less rebate of $128,580 and $374,803, respectively)	816,190	3,462,762
General and administrative expenses	734,957	1,051,853
Stock-based compensation	553,749	543,222
Professional fees	371,936	447,032
Total expenses	2,476,832	5,504,869
Reversal of (provision for) current expected credit losses	699,424	(4,931,674)
Realized gains (losses) on investments, net	—	(93,338)
Change in unrealized gains (losses) on loans at fair value, net	(685,478)	(3,613,693)
Net income (loss) from continuing operations before income taxes	4,180,091	(1,411,983)
Income tax expense	112,406	158,360
Net income (loss) from continuing operations	4,067,685	(1,570,343)
Net income from discontinued operations, net of tax	—	1,516,227
Net income (loss)	$4,067,685	$(54,116)

Basic earnings per common share:
Continuing operations	$0.18	$(0.08)
Discontinued operations	$—	$0.07
Total basic earnings per common share	$0.18	$(0.01)

Diluted earnings per common share:
Continuing operations	$0.18	$(0.08)
Discontinued operations	$—	$0.07
Total diluted earnings per common share	$0.18	$(0.01)

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	22,097,979	20,393,875
Diluted weighted average shares of common stock outstanding	22,110,102	20,405,187
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Three months ended March 31, 2025
	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2024	$—	22,332,927	$223,329	$251,865,763	$(50,712,954)	$201,376,138
Stock-based compensation	—	263,080	2,631	551,118	—	553,749
Dividends declared on common shares ($0.23 per share)	—	—	—	—	(5,197,082)	(5,197,082)
Net income	—	—	—	—	4,067,685	4,067,685
Balance at March 31, 2025	$—	22,596,007	$225,960	$252,416,881	$(51,842,351)	$200,800,490

Three months ended March 31, 2024
	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2023	$1	20,457,697	$204,577	$349,805,890	$(29,958,243)	$320,052,225
Stock-based compensation	—	209,397	2,094	541,128	—	543,222
Dividends declared on common shares ($0.48 per share)	—	—	—	—	(9,920,205)	(9,920,205)
Net (loss)	—	—	—	—	(54,116)	(54,116)
Balance at March 31, 2024	$1	20,667,094	$206,671	$350,347,018	$(39,932,564)	$310,621,126
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2025	2024
Operating activities:
Net income (loss)	$4,067,685	$(54,116)
Net (income) from discontinued operations, net of tax	—	(1,516,227)
Net income (loss) from continuing operations	4,067,685	(1,570,343)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for current expected credit losses	(699,424)	4,931,674
Realized (gains) losses on investments, net	—	93,338
Change in unrealized (gains) losses on loans at fair value, net	685,478	3,613,693
Accretion of deferred loan original issue discount and other discounts	(873,806)	(1,913,688)
Amortization of deferred financing costs - revolving credit facility	109,341	95,944
Amortization of deferred financing costs - senior notes	155,699	157,332
Stock-based compensation	553,749	543,222
Payment-in-kind interest	(118,869)	(1,600,987)
Changes in operating assets and liabilities:
Accounts receivable	—	55
Interest receivable	166,813	198,535
Prepaid expenses and other assets	(98,710)	50,923
Accrued interest	1,405,842	1,307,888
Accrued management and incentive fees, net	(1,116,056)	(8,964)
Accrued direct administrative expenses	(628,984)	(523,535)
Accounts payable and other liabilities	312,616	125,771
Net cash provided by (used in) operating activities of continuing operations	3,921,374	5,500,858
Net cash provided by (used in) operating activities of discontinued operations	—	871,690
Net cash provided by (used in) operating activities	3,921,374	6,372,548

Cash flows from investing activities:
Issuance of and fundings on loans	(15,472,181)	(35,331,598)
Funding to title agent for loan closing	(10,080,000)	—
Proceeds from sales of loans	—	1,796,042
Principal repayment of loans	6,474,523	26,068,834
Net cash (used in) provided by investing activities of continuing operations	(19,077,658)	(7,466,722)
Net cash (used in) provided by investing activities of discontinued operations	—	(46,414,144)
Net cash (used in) provided by investing activities	(19,077,658)	(53,880,866)

Cash flows from financing activities:
Payment of financing costs	(16,007)	—
Borrowings on revolving credit facilities	26,500,000	60,000,000
Repayments on revolving credit facilities	(104,250,000)	(42,000,000)
Dividends paid to common and preferred shareholders	(7,369,866)	(9,819,695)
Net cash (used in) provided by financing activities of continuing operations	(85,135,873)	8,180,305
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash (used in) provided by financing activities	(85,135,873)	8,180,305

Net increase (decrease) in cash and cash equivalents	(100,292,157)	(39,328,013)
Cash and cash equivalents, beginning of period	103,610,460	121,626,453
Cash and cash equivalents, end of period	$3,318,303	$82,298,440

Index

Supplemental disclosure of non-cash activity:
OID withheld from funding of loans	$375,000	$1,360,000
Dividends declared and not yet paid	$5,197,082	$9,920,205

Supplemental information:
Interest paid during the period	$144,389	$42,000
Income taxes paid during the period	$138	$124,733
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2025
(unaudited)
1.    ORGANIZATION
Advanced Flower Capital Inc. (the “Company” or “AFC”) is an institutional lender that was founded in July 2020 by a veteran team of investment professionals. The Company primarily originates, structures, underwrites, invests in and manages senior secured mortgage loans and other types of loans and debt securities, with a specialization in loans to cannabis industry operators in states that have legalized medical and/or adult-use cannabis.
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
On July 9, 2024, the Company completed the spin-off (the “Spin-Off”) of the Company’s wholly-owned subsidiary, Sunrise Realty Trust, Inc. (“SUNS”), which held the Company’s commercial real estate (“CRE”) loan portfolio, into an independent, publicly traded REIT, SUNS. In connection with the Spin-Off, the operating results of the SUNS business through the date of the Spin-Off are reported in net income from discontinued operations, net of tax in the consolidated statements of operations for all periods presented. The related assets and liabilities are reported as assets and liabilities of discontinued operations on the consolidated balance sheets. Cash flows from the Company’s discontinued operations are presented as such in the consolidated statements of cash flows for all periods presented. Unless otherwise noted, all amounts and disclosures included in the notes to consolidated financial statements reflect only the Company’s continuing operations. For additional information, see Note 16, “Discontinued Operations.”
The Company operates in one operating segment. The Company is focused on senior secured loans to cannabis industry operators in states where medical and/or adult-use cannabis is legal. These loans are generally held for investment and are typically secured, directly or indirectly, by real estate, equipment, cash flows and the value associated with licenses (where applicable) and/or other assets of borrowers depending on the applicable laws and regulations governing such borrowers.
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
2.    SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and results of operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC.
Refer to Note 2 to the Company’s Annual Report on Form 10-K for a description of the Company’s significant accounting policies. The Company has included disclosures below regarding basis of presentation and other accounting policies that (i) are required to be disclosed quarterly, (ii) have material changes or (iii) the Company views as critical as of the date of this report.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the rules and regulations of the SEC applicable to interim financial information and include the accounts of the Company and its wholly-owned subsidiary. The unaudited interim consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated in consolidation.

Index
The Company’s results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may ultimately be realized for the full fiscal year ending December 31, 2025.
Use of Estimates in the Preparation of Financial Statements
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the valuation of loans held for investment at fair value and current expected credit losses (“CECL”) reserve.
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
3.    LOANS HELD FOR INVESTMENT AT FAIR VALUE
As of March 31, 2025 and December 31, 2024, the Company’s portfolio included one loan held at fair value. The aggregate commitment under this loan was approximately $43.2 million and $44.4 million, respectively, and outstanding principal was approximately $51.9 million and $53.1 million as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025, the Company received approximately $1.3 million of principal repayments of loans held at fair value. As of March 31, 2025 and December 31, 2024, the Company’s loan held at fair value did not have a floating interest rate.
The following tables summarize the Company’s loans held at fair value as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loan	$28,572,385	$48,988,077	$51,855,508	0.0
Total loan held at fair value	$28,572,385	$48,988,077	$51,855,508	0.0

Index

	As of December 31, 2024
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loan	$30,510,804	$50,241,018	$53,108,449	0.0
Total loan held at fair value	$30,510,804	$50,241,018	$53,108,449	0.0
(1)Refer to Note 13.
(2)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs.
(3)As of March 31, 2025 and December 31, 2024, the maturity date passed on the credit facility with Private Company A without repayment.
The following table presents changes in loans held at fair value as of and for the three months ended March 31, 2025:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loan held at fair value at December 31, 2024	$53,108,449	$(2,867,431)	$(19,730,214)	$30,510,804
Change in unrealized gains (losses) on loans at fair value, net	—	—	(685,478)	(685,478)
Loan repayments	(1,252,941)	—	—	(1,252,941)
Total loan held at fair value at March 31, 2025	$51,855,508	$(2,867,431)	$(20,415,692)	$28,572,385
As of March 31, 2025 and December 31, 2024, the Company had one loan held at fair value on nonaccrual status. Effective March 1, 2024, the Company placed Private Company A on nonaccrual status. The loan with Private Company A had an outstanding principal balance of approximately $51.9 million and an unrealized loss of approximately $(20.4) million as of March 31, 2025. During the three months ended March 31, 2025, approximately $(1.3) million of payments were received and applied as a reduction to the amortized cost of the Private Company A loan.
A more detailed listing of the Company’s loan held at fair value portfolio based on information available as of March 31, 2025 is as follows:

	Collateral Location	Collateral Type (1)	Fair Value (2)	Carrying Value (3)	Outstanding Principal (3)	Interest Rate		Maturity Date (4)	Payment Terms (5)

Private Co. A	AZ, MA, NM	C, D	$28,572,385	$48,988,077	$51,855,508	15.5%	(6)	5/8/2024	I/O
Total loan held at fair value			$28,572,385	$48,988,077	$51,855,508
(1)C = Cultivation Facilities, D = Dispensary/Retail Facilities.
(2)Refer to Note 13.
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
(6)Base weighted average interest rate of 13.0% and payment-in-kind (“PIK”) weighted average interest rate of 2.5%. In October 2023, AFC Agent LLC (“AFC Agent”) delivered a notice of default to Private Company A based on certain financial and other covenant defaults and began charging additional default interest of 5.0%, beginning as of July 1, 2023, in accordance with the terms of the Private Company A Credit Facility. Effective March 1, 2024, the Company placed the borrower on nonaccrual status. The maturity date passed on the credit facility to Private Company A without repayment. In November 2023, Private

Index
Company A was placed into receivership to maintain the borrower’s operations and maximize value for the benefit of its creditors. The court-appointed receiver is determining the amount of principal payments the borrower is able to repay on a monthly basis either from operations or from sale of collateral assets.
4.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of March 31, 2025 and December 31, 2024, the Company’s portfolio included fifteen and fourteen loans held at carrying value, respectively. As of March 31, 2025 and December 31, 2024, the aggregate originated commitment under these loans was approximately $327.8 million and $312.8 million, respectively, and outstanding principal was approximately $312.5 million and $301.8 million, respectively. During the three months ended March 31, 2025, the Company funded approximately $15.8 million of new loans and additional principal and had approximately $5.2 million of principal repayments of loans held at carrying value. As of March 31, 2025 and December 31, 2024, approximately 49% and 52%, respectively, of the Company’s loans held at carrying value had floating interest rates. As of March 31, 2025, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) quoted at 4.3% and subject to a weighted average floor of 3.8% based on outstanding principal.
The following tables summarize the Company’s loans held at carrying value as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$312,500,259	$(7,994,611)	$304,505,648	1.8
Total loans held at carrying value	$312,500,259	$(7,994,611)	$304,505,648	1.8

	As of December 31, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$301,755,791	$(8,493,417)	$293,262,374	1.9
Total loans held at carrying value	$301,755,791	$(8,493,417)	$293,262,374	1.9
(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of March 31, 2025 and December 31, 2024.
The following table presents changes in loans held at carrying value as of and for the three months ended March 31, 2025:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2024	$301,755,791	$(8,493,417)	$293,262,374
New fundings	15,847,181	(375,000)	15,472,181
Accretion of original issue discount	—	873,806	873,806
PIK interest	118,869	—	118,869
Loan amortization payments	(5,221,582)	—	(5,221,582)
Total loans held at carrying value at March 31, 2025	$312,500,259	$(7,994,611)	$304,505,648

Index
In April 2025, the Company entered into a $14.0 million senior secured credit facility with Subsidiaries of Private Company V. The loan was originated at a discount of 3.0% and matures April 1, 2029. The loan bears cash interest at 12.5% and 1.5% interest paid-in kind. As of the date of this Quarterly Report on Form 10-Q, approximately $10.5 million was drawn and the remainder is available to be drawn within one year of closing. Due to the timing of closing, the cash funding of approximately $10.1 million, net of OID, for the Company’s loan with Subsidiaries of Private Company V was held by the title agent and not yet complete as of March 31, 2025 and was recorded within prepaid expenses and other assets on these consolidated financial statements. The loan with Subsidiaries of Private Company V closed subsequent to the first quarter 2025.
As of March 31, 2025 and December 31, 2024, the Company had two loans held at carrying value on nonaccrual status, respectively.
The Company placed Subsidiary of Private Company G on nonaccrual status effective December 1, 2023, with an outstanding principal amount of approximately $79.2 million and an amortized cost of approximately $77.8 million as of March 31, 2025. Subsidiary of Private Company G was previously placed on nonaccrual status during various periods in 2023. During the three months ended March 31, 2025, the Company recognized interest income of approximately $0.7 million related to this loan, which was received in cash.
The Company placed Private Company K on nonaccrual status effective December 1, 2023, with an outstanding principal amount of approximately $12.2 million and an amortized cost of approximately $11.5 million as of March 31, 2025. During the three months ended March 31, 2025, the Company recognized no interest income related to this loan.
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of March 31, 2025 is as follows:

	Collateral Location	Collateral Type (1)	Outstanding Principal (2)	Original Issue Discount	Carrying Value (2)	Interest Rate		Maturity Date (3)	Payment Terms (4)

Sub. of Private Co. G	NJ, PA	C, D	$79,215,888	$(1,444,847)	$77,771,041	12.5%	(5)	5/1/2026	I/O
Private Co. K	MA	C, D	12,195,762	(682,619)	11,513,143	18.3%	(6)	5/3/2027	P/I
Private Co. J	MO	C, D	23,823,657	(81,998)	23,741,659	18.3%	(7)	9/1/2025	P/I
Private Co. L	OH	C, D	33,262,287	(477,182)	32,785,105	13.0%	(8)	5/1/2026	P/I
Sub. of Public Co. M	IL, MA, MD, MI, NJ, OH, PA	C, D	2,797,527	(86,288)	2,711,239	9.5%	(9)	8/27/2025	I/O
Private Co. M	AZ	D	28,099,498	(2,128,211)	25,971,287	9.0%	(10)	7/31/2026	P/I
Private Co. N - Real Estate	FL	C, D	19,327,505	(585,273)	18,742,232	12.5%	(11)	4/1/2028	P/I
Private Co. N - Non-Real Estate	FL	C, D	17,200,000	(516,000)	16,684,000	12.5%	(12)	4/1/2028	P/I
Private Co. O	AZ, MD, MO, NJ, NV, NY, OH, OR, Canada	C	4,028,132	(237,500)	3,790,632	13.5%	(13)	6/1/2028	P/I
Private Co. P	MI	C, D	15,609,914	(337,103)	15,272,811	13.0%	(14)	7/1/2027	P/I
Private Co. Q	GA	C, D	5,984,450	(375,833)	5,608,617	13.8%	(15)	9/1/2028	P/I
Private Co. R	MD	C, D	37,990,362	(687,027)	37,303,335	12.0%	(16)	11/1/2027	P/I
Sub. of Public Co. S	FL, IL, MA, NY, OH, PA	C, D	10,000,000	—	10,000,000	9.5%	(17)	8/12/2026	I/O
Private Co. T	UT	C, D	7,965,277	—	7,965,277	11.3%	(18)	7/26/2027	P/I
Private Co. U	GA, OH	C, D	15,000,000	(354,730)	14,645,270	14.0%	(19)	3/1/2028	P/I
Total loans held at carrying value			$312,500,259	$(7,994,611)	$304,505,648
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

Index
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
(16)Base interest rate of 7.5% plus SOFR (SOFR floor of 4.5%).
(17)Base interest rate of 9.5%.
(18)Base interest rate of 11.25%.
(19)Base interest rate of 14.0%.
5.    LOAN RECEIVABLE HELD AT CARRYING VALUE
As of March 31, 2025 and December 31, 2024, the Company’s portfolio included one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately $1.9 million and $1.9 million as of March 31, 2025 and December 31, 2024, respectively.
The following table presents changes in loans receivable as of and for the three months ended March 31, 2025:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2024	$1,897,324	$(1,686)	$1,895,638
Loan repayments	—	—	—
Total loan receivable held at carrying value at March 31, 2025	$1,897,324	$(1,686)	$1,895,638
As of March 31, 2025 and December 31, 2024, the Company had one loan receivable held at carrying value on nonaccrual status. The equipment loan with Public Company A had an outstanding principal balance of approximately $1.9 million and amortized cost of approximately $1.9 million. During the three months ended March 31, 2025, no interest income was recognized relating to this loan. Future payments will be accounted for under the cost recovery method and applied as a reduction to the amortized cost of the Public Company A equipment loan.
6.    CURRENT EXPECTED CREDIT LOSSES
As of March 31, 2025 and December 31, 2024, the Company’s CECL Reserve for its loans held at carrying value and loan receivable held at carrying value is approximately $29.9 million and $30.6 million, respectively, or 9.75% and 10.36%, respectively, of the Company’s total loans held at carrying value and loan receivable held at carrying value of approximately $306.4 million and $295.2 million, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $29.7 million and $30.4 million, respectively, and a liability for unfunded commitments of approximately $0.1 million and $0.2 million, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur and, if funded, the expected credit loss on the funded portion.

Index
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loan receivable held at carrying value as of and for the three months ended March 31, 2025 was as follows:

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2024	$30,419,677	$166,702	$30,586,379
(Reversal of) provision for current expected credit losses	(675,465)	(23,959)	(699,424)
Write-offs	—	—	—
Recoveries	—	—	—
Balance at March 31, 2025	$29,744,212	$142,743	$29,886,955
(1)As of March 31, 2025 and December 31, 2024, the CECL Reserve related to outstanding balances on loans held at carrying value and loan receivable held at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)As of March 31, 2025 and December 31, 2024, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.
The Company continuously evaluates the credit quality of each loan by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Risk factors may include property type, geographic and local market dynamics, physical condition, projected cash flow, loan structure and exit plan, loan-to-value ratio, fixed charge coverage ratio, project sponsorship, and other factors deemed necessary by the Company. Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:

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
As of March 31, 2025, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value and loan receivable held at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2025	2024	2023	2022	2021	2020	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	14,645,270	115,366,904	25,971,287	35,496,344	23,741,659	—	215,221,464
4	—	—	—	—	—	—	—
5	—	—	—	11,513,143	77,771,041	1,895,638	91,179,822
Total	$14,645,270	$115,366,904	$25,971,287	$47,009,487	$101,512,700	$1,895,638	$306,401,286

Index
7.    INTEREST RECEIVABLE
The following table summarizes the interest receivable by the Company as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025	As of December 31, 2024
Interest receivable	$1,769,076	$1,923,914
PIK receivable	41,029	40,000
Unused fees receivable	5,979	18,983
Total interest receivable	$1,816,084	$1,982,897
8.    DEBT
Revolving Credit Facility
On April 29, 2022, the Company entered into the Loan and Security Agreement (the “Revolving Credit Agreement”) by and among the Company, the other loan parties from time to time party thereto, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto, pursuant to which, the Company obtained a $60.0 million senior secured revolving credit facility (as amended from time to time, the “Revolving Credit Facility”). The Revolving Credit Facility matured April 29, 2025.
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions (which may be increased up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. In connection with the Revolving Credit Agreement, the Company incurred a one-time commitment fee expense of approximately $0.5 million, which was included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears, which is included within interest expense in the Company’s unaudited interim consolidated statements of operations. During the three months ended March 31, 2025, the Company incurred an unused line fee of approximately $56.3 thousand.
As of March 31, 2025 and December 31, 2024, outstanding borrowings under the Revolving Credit Facility were $22.3 million and $60.0 million, respectively, and $37.8 million and zero was available for borrowing as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the interest rate on the Company’s borrowings under the Revolving Credit Facility was 8.00%.
The obligations of the Company under the Revolving Credit Facility are secured by certain assets of the Company comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, the Company is subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.5 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of the Company and its subsidiaries. To the best of our knowledge, as of March 31, 2025, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
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
In April 2025, the Company entered into Amendment Number Four to Loan and Security Agreement (“Amendment Number Four”), by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto. The Amendment, among other things, (i) extends the maturity date of the Agreement to April 29, 2028, (ii) increases the interest rate floor from 4.00% to 7.00%, (iii) permits certain restricted payments to be made upon the Company meeting certain terms and conditions, and (iv) expands the collateral secured under the Agreement from assets comprising of or relating to loan obligations designed for inclusion in the borrower base to substantially all of the Company’s and its subsidiaries’ assets. In connection with the amendment, the Revolving Credit

Index
Facility has a lead commitment of $30.0 million from a FDIC-insured banking institution (which may be increased up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 7.00%, as provided in the Revolving Credit Agreement, payable in cash in arrears. In connection with the Revolving Credit Agreement and related amendments, the Company incurred a one-time commitment fee of approximately $0.1 million, which will be included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the facility.
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
As of March 31, 2025 and December 31, 2024, outstanding borrowings under the AFCF Credit Facility were zero and $40.0 million, respectively, and $40.0 million and zero were available for borrowing as of March 31, 2025 and December 31, 2024, respectively.
In April 2025, in conjunction with the entry by the Company into Amendment Number Four to the Revolving Credit Facility, the Company terminated that certain AFCF Credit Agreement, by and among the Company, as borrower, the lenders party thereto from time to time, and AFC Finance, LLC, as agent and lender. There were no outstanding borrowings under the AFCF Credit Agreement at the time of its termination.
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

Index
and (4) merge, consolidate or sell substantially all of the Company’s assets. In addition, the Indenture also provides for customary events of default. If any event of default occurs, any amount then outstanding under the Indenture may immediately become due and payable. These events of default are subject to a number of important exceptions and qualifications set forth in the Indenture.
As of March 31, 2025 and December 31, 2024, the Company had $90.0 million in principal amount of the 2027 Senior Notes outstanding.
The 2027 Senior Notes are due on May 1, 2027. Scheduled principal payments on the 2027 Senior Notes as of March 31, 2025 are as follows:

2027 Senior Notes
Year
2025 (remaining)	$—
2026	—
2027	90,000,000
2028	—
2029	—
Thereafter	—
Total principal	90,000,000
Deferred financing costs included in senior notes	(1,240,901)
Total due senior notes, net	$88,759,099
The following tables reflect a summary of interest expense incurred during the three months ended March 31, 2025 and 2024:

	Three months ended March 31, 2025
	2027 Senior Notes	Revolving Credit Facility	AFCF Credit Facility	Total

Interest expense	$1,293,750	$191,333	$8,889	$1,493,972
Unused fee expense	—	56,259	—	56,259
Amortization of deferred financing costs	155,699	109,341	—	265,040
Total interest expense	$1,449,449	$356,933	$8,889	$1,815,271

	Three months ended March 31, 2024
	2027 Senior Notes	Revolving Credit Facility	AFCF Credit Facility	Total

Interest expense	$1,293,750	$56,137	$—	$1,349,887
Unused fee expense	—	—	—	—
Amortization of deferred financing costs	157,332	95,944	—	253,276
Total interest expense	$1,451,082	$152,081	$—	$1,603,163

Index
9.    COMMITMENTS AND CONTINGENCIES
As of March 31, 2025 and December 31, 2024, the Company had the following commitments to fund various investments:

	As of March 31, 2025	As of December 31, 2024

Total loan commitments	$375,025,490	$361,278,431
Less: drawn commitments	(365,538,073)	(350,943,832)
Total undrawn commitments	$9,487,417	$10,334,599
The Company from time to time may be a party to litigation in the normal course of business. As of March 31, 2025, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.
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
10.    SHAREHOLDERS’ EQUITY
Series A Preferred Stock
As of March 31, 2025 and December 31, 2024, the Company has authorized 10,000 preferred shares and previously issued 125 of the preferred shares designated as 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). As of March 31, 2025 and December 31, 2024, there were zero shares of Series A Preferred Stock issued and outstanding, respectively.
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

Index
In June 2024, the Company redeemed all 125 outstanding shares of its Series A Preferred Stock. The Series A Preferred Stock was redeemed at a price of $1,000 per share, plus all accrued and unpaid dividends thereon to and including the date fixed for redemption. There were no accrued and unpaid dividends at the time of redemption.
Common Stock
During the three months ended March 31, 2025 and year ended December 31, 2024, the Company did not issue any shares of its common stock, other than restricted stock awards granted under the 2020 Plan.
Shelf Registration Statement
On April 5, 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-264144) (the “Prior Shelf Registration Statement”), which was declared effective on April 18, 2022. Under the Prior Shelf Registration Statement, the Company was able, from time to time, issue and sell up to $1.0 billion of the Company’s common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of the Company’s common stock or preferred stock. The Prior Shelf Registration Statement expired on April 18, 2025.
On April 17, 2025, the Company filed a shelf registration statement on Form S-3 (File No. 333-286604) (the “Shelf Registration Statement”), which was declared effective on April 25, 2025. Under the Shelf Registration Statement, the Company may, from time to time, issue and sell up to $1.0 billion of the Company’s common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of the Company’s common stock or preferred stock.
At-the-Market Offering Program (“ATM Program”)
On April 5, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC and Citizens JMP Securities LLC, as Sales Agents, under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $75.0 million. Under the terms of the Sales Agreement, the Company has agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). During the three months ended March 31, 2025, the Company did not sell any shares of the Company’s common stock under the Sales Agreement. As of March 31, 2025, the Company’s remaining authorization under the Sales Agreement was approximately $47.4 million.
The ATM Program and related Sales Agreement expired in April 2025, in connection with the expiration of the Company’s Prior Shelf Registration Statement. The Company does not currently have an ATM program, but may enter into a new ATM program and related sales agreement in the future pursuant to which sales may be made under the Shelf Registration Statement.
Stock Incentive Plan
The Company has established a stock incentive compensation plan (the “2020 Plan”). The 2020 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses, stock units and other forms of awards granted or denominated in the Company’s common stock or units of common stock. The 2020 Plan retains flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. Any award may be structured to be paid or settled in cash. The Company has granted, and currently intends to continue to grant, stock options and restricted stock awards to participants in the 2020 Plan, but it may also grant any other type of award available under the 2020 Plan in the future. Persons eligible to receive awards under the 2020 Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company, employees of the Manager and certain directors, consultants and other service providers to the Company or any of its subsidiaries.
During the three months ended March 31, 2025, the Company’s Board of Directors approved grants of an aggregate of 271,497 shares of restricted stock to the Company’s directors and certain officers, as well as certain employees of the Manager and its affiliates. The restricted stock awards granted during the three months ended March 31, 2025 under the 2020 Plan are subject to vesting periods that vary from immediately vested, one-year vesting and to vesting over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date.

Index
As of March 31, 2025, there were 2,880,075 shares of common stock granted under the 2020 Plan, underlying 2,167,685 options and 712,390 shares of restricted stock.
As of March 31, 2025, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2020 Plan (the “Share Limit”) equaled 3,609,722 shares, of which 729,647 shares remained available for future issuance under the 2020 Plan. The Share Limit is consistent with the Share Limit as of December 31, 2024. Shares that are subject to or underlie awards that expire or, for any reason, are cancelled, terminated, forfeited, fail to vest or are not paid or delivered under the 2020 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan.
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
The following table presents the assumptions used in the Black-Scholes pricing model of options granted under the 2020 Plan during the three months ended March 31, 2025 and 2024:

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

Index
As additional Company history and information is available, the Company determined the use of the Binomial-Lattice Model to be appropriate compared to the closed-form Black-Scholes model. The risk-free interest rate is based on the continuously compounded rates from the U.S. Treasury yield curve in effect at the date of Spin-Off. The expected term is based on the remaining contractual term of each option’s life as of the date of Spin-Off. The expected dividend yield was based on the Company’s most recent quarterly dividend, annualized, divided by the three-month average stock price as of the Spin-Off date. Expected volatility is based on the remaining contractual term-matched historical volatility. In cases where the look back period exceeds the trading history of the Company’s Common Stock, the Company’s entire trading history was used.
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
Stock Compensation
The following table summarizes the stock-based compensation expense incurred by the Company for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024

Stock-based compensation	$553,749	$543,222
Stock Options
The following table summarizes the (i) non-vested options granted, (ii) vested options granted, (iii) exercised and (iv) forfeited options granted for the Company’s directors and officers and employees of the Manager and its affiliates as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025	As of December 31, 2024
Non-vested	129,862	149,133
Vested	2,244,770	2,225,499
Exercised	(5,511)	(5,511)
Forfeited	(202,336)	(200,669)
Balance	2,166,785	2,168,452

Index
The following tables summarize stock option activity as of and during the three months ended March 31, 2025:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2024	2,168,452	$11.46
Granted	—	—
Exercised	—	—
Forfeited	(1,667)	12.99
Outstanding as of March 31, 2025	2,166,785	$11.46	3.02 years	$—
Exercisable as of March 31, 2025	2,155,447	$11.45	3.02 years	$—
Unvested as of March 31, 2025	11,338	$12.99	3.78 years	$—
The Company did not grant any options during the three months ended March 31, 2025 and 2024. No options were exercised during the three months ended March 31, 2025 and 2024.
As of March 31, 2025, there was approximately $9.7 thousand of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 0.78 years.
Restricted Stock
The following table summarizes restricted stock (i) granted, (ii) vested and (iii) forfeited for the Company’s directors and officers and employees of the Manager and its affiliates as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025	As of December 31, 2024
Granted	754,741	483,244
Vested	(230,724)	(102,780)
Forfeited	(42,351)	(33,934)
Balance	481,666	346,530
The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The following table summarizes the restricted stock activity as of and during the three months ended March 31, 2025:

	Number of shares of restricted stock	Weighted-average grant date fair value
Balance as of December 31, 2024	346,530	$8.72
Granted	271,497	8.37
Vested	(127,944)	8.68
Forfeited	(8,417)	8.84
Balance as of March 31, 2025	481,666	$8.53
The total fair value of shares vested during the three months ended March 31, 2025 and 2024, was approximately $1.1 million and $0.7 million, respectively. During the three months ended March 31, 2024, 209,397 shares of restricted stock were granted with a weighted-average grant date fair value of $11.70. During the three months ended March 31, 2024, 61,179 shares of restricted stock vested with a weighted-average grant date fair value of $14.53.
As of March 31, 2025, there was approximately $3.7 million of total unrecognized compensation cost related to non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.36 years.

Index
11.    EARNINGS PER SHARE
The following information sets forth the computations of basic and diluted weighted average earnings per common share for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Net income (loss) from continuing operations	$4,067,685	$(1,570,343)
Dividends paid on unvested restricted stock	(114,355)	(57,126)
Net income from continuing operations attributable to common shareholders	3,953,330	(1,627,469)
Net income from discontinued operations	—	1,516,227
Net income attributable to common shareholders	3,953,330	(111,242)
Divided by:
Basic weighted average shares of common stock outstanding	22,097,979	20,393,875
Weighted average unvested restricted stock and dilutive stock options	12,123	11,312
Diluted weighted average shares of common stock outstanding	22,110,102	20,405,187

Basic earnings per share
Continuing operations	$0.18	$(0.08)
Discontinued operations	$—	$0.07
Total basic weighted average earnings per common share	$0.18	$(0.01)

Diluted earnings per share
Continuing operations	$0.18	$(0.08)
Discontinued operations	$—	$0.07
Total diluted weighted average earnings per common share	$0.18	$(0.01)
Diluted EPS was computed using the treasury stock method for stock options and restricted stock. Diluted weighted average earnings per common share excluded 2,320,290 and 2,240,089 weighted average shares of unvested restricted stock and stock options due to anti-dilutive effect for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2024, the potential dilutive shares due to unvested restricted stock and stock options were not included in the computation of diluted loss per share since to do so would decrease the loss per share from continuing operations.
12.    INCOME TAX
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
The income tax provision for the Company was approximately $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. The income tax expense for the three months ended March 31, 2025 and 2024 primarily related to activities of the Company’s taxable REIT subsidiary.

Index
The income tax provision for the Company and TRS1 consisted of the following for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Current:
Federal	$100,000	$105,300
State	64,981	53,060
Total current income tax expense (benefit)	164,981	158,360
Deferred:
Federal	(52,575)	—
State	—	—
Total deferred income tax (benefit) expense	(52,575)	—
Excise tax	—	—
Total income tax expense (benefit), including excise tax	$112,406	$158,360
For the three months ended March 31, 2025 and 2024, the Company did not incur United States federal excise tax expense, respectively. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months. As of March 31, 2025, tax years since 2021 remain subject to examination by taxing authorities.
The federal statutory rate was 21% for the three months ended March 31, 2025 and 2024. The primary difference between the Company’s statutory rate and effective tax rate is largely determined by the amount of income subject to tax by the Company’s taxable REIT subsidiary. The Company expects that its future effective tax rate will be determined in a similar manner.
As of March 31, 2025 and December 31, 2024, the Company’s deferred tax assets were $0.8 million and $0.7 million, respectively, and are included in prepaid expenses and other assets in the Company’s consolidated balance sheets. The Company believes it is more likely than not that the deferred tax assets will be realized in the future. Realization of the deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in future years in appropriate tax jurisdictions to benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.
The Company recorded deferred tax assets related to temporary differences on the fair value adjustments of the unrealized losses of loans held in the TRS and CECL allowance on loans held in the TRS. There were no valuation allowances for deferred tax assets during the three months ended March 31, 2025 and 2024.
13.    FAIR VALUE
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

Index
The following tables present fair value measurements of loans held at fair value as of March 31, 2025 and December 31, 2024:

	Fair Value Measurement as of March 31, 2025
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$28,572,385	$—	$—	$28,572,385
Total	$28,572,385	$—	$—	$28,572,385

	Fair Value Measurement as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$30,510,804	$—	$—	$30,510,804
Total	$30,510,804	$—	$—	$30,510,804
The following table presents changes in loans that use Level 3 inputs as of and for the three months ended March 31, 2025:

Three months ended March 31, 2025
Total loans using Level 3 inputs at December 31, 2024	$30,510,804
Change in unrealized (losses) gains on loans at fair value, net	(685,478)
Loan repayments	(1,252,941)
Total loans using Level 3 inputs at March 31, 2025	$28,572,385
The change in unrealized losses included in the unaudited interim consolidated statements of operations attributable to loans held at fair value, categorized as Level 3, held as of March 31, 2025 is $(685,478).
The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of March 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of March 31, 2025
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loan	$28,572,385	Recovery analysis	Recovery rate	52.70% - 57.50%	55.10%
Total investment	$28,572,385

	As of December 31, 2024
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loan	$30,510,804	Recovery analysis	Recovery rate	54.90% - 60.00%	57.45%
Total investment	$30,510,804
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

Index
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
The following table details the book value and fair value of the Company’s financial instruments not recognized at fair value in the unaudited interim consolidated balance sheets as of March 31, 2025:

	As of March 31, 2025
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$3,318,303	$3,318,303
Loans held for investment at carrying value	$304,505,648	$276,493,052
Loan receivable held at carrying value	$1,895,638	$—
Financial liabilities:
Senior notes payable, net	$88,759,099	$86,040,000
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
14.    RELATED PARTY TRANSACTIONS
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
The Incentive Compensation for the three months ended March 31, 2025 and 2024, was zero and approximately $2.5 million, respectively.

Index
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
The following table summarizes the related party costs incurred by the Company for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Affiliate Costs
Management fees	$944,770	$1,346,138
Less: outside fees earned	(128,580)	(374,803)
Base management fees	816,190	971,335
Incentive fees earned	—	2,491,427
General and administrative expenses reimbursable to Manager	568,534	782,319
Total	$1,384,724	$4,245,081
Amounts payable to the Company’s Manager as of March 31, 2025 and December 31, 2024 were approximately $1.4 million and $3.1 million, respectively.
The Company’s Manager is a wholly-owned subsidiary of Castleground Holdings LLC (the “Parent Manager”). Certain officers have ownership in the outstanding equity of the Parent Manager as of the date of this Quarterly Report on Form 10-Q: 74.25%, 9.90%, 2.92% and 2.54% beneficially owned by Leonard Tannenbaum, Chairman of the Board, Robyn Tannenbaum, President and Chief Investment Officer, Bernard Berman, a member of the Company’s Investment Committee, and Daniel Neville, Chief Executive Officer, respectively.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the Manager or its affiliates, including the Manager, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. Additionally, the Company’s Manager or its affiliates, including AFC Agent LLC (“AFC Agent”), may from time to time serve as administrative and collateral agent to the lenders under the Company’s loans. As of March 31, 2025, there were two co-invested loans held by the Company and affiliates of the Company.
Unsecured Revolving Credit Facility with Affiliate
In December 2024, the Company entered the AFCF Credit Facility with AFC Finance LLC, an affiliate of the Company and Mr. and Mrs. Tannenbaum. The AFCF Credit Facility was terminated in April 2025. Refer to Note 8 for more information.

Index
15.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the three months ended March 31, 2025 and 2024:

	Declaration Date	Record Date	Payment Date	Per Common Share Distribution Amount	Total Distribution Amount

Regular cash dividend	3/4/2024	3/31/2024	4/15/2024	$0.48	$9,920,205
2024 Period Subtotal				$0.48	$9,920,205
Regular cash dividend	3/11/2025	3/31/2025	4/15/2025	$0.23	$5,197,082
2025 Period Subtotal				$0.23	$5,197,082
16.    DISCONTINUED OPERATIONS
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
The following table summarizes the financial statement lines included in net income from discontinued operations, net of tax for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024

Interest income	$—	$2,026,306
Expenses
General and administrative expenses	—	(543)
Professional fees	—	(509,536)
(Provision for) reversal of current expected credit losses	—	—
Net income from discontinued operations, net of tax	$—	$1,516,227
During the three months ended March 31, 2025 and 2024, Spin-Off costs incurred were zero and approximately $0.5 million. Prior to the completion of the Spin-Off in the third quarter of 2024, Spin-Off costs were historically presented

Index
within professional fees in the consolidated statements of operations and are now included in the measurement and presentation of discontinued operations for all periods presented.
There were no assets or liabilities classified as discontinued operations as of March 31, 2025 or December 31, 2024.
17.    REPORTABLE SEGMENTS
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
During the three months ended March 31, 2025 and 2024, interest income earned on the Company’s portfolio was concentrated with five and three borrowers, respectively, each comprising more than 10% of consolidated interest income for an aggregate amount of $5.9 million, or 70%, and $7.6 million, or 53%, of consolidated interest income, respectively.
18.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. There were no material subsequent events, other than those described below, that required disclosure in these unaudited interim consolidated financial statements.
In April 2025, the Company received a voluntary prepayment from Private Company L of approximately $2.0 million, which was applied to the Company’s outstanding principal balance, recognizing $48.8 thousand in exit fees.
In April 2025, the Company entered into a $14.0 million senior secured credit facility with Subsidiaries of Private Company V. The loan was originated at a discount of 3.0% and matures April 1, 2029. The loan bears cash interest at 12.5% and 1.5% interest paid-in kind. As of the date of this Quarterly Report on Form 10-Q, approximately $10.5 million was drawn and the remainder is available to be drawn within one year of closing. Due to the timing of closing, the cash funding of approximately $10.1 million, net of OID, for the Company’s loan with Subsidiaries of Private Company V was held by the title agent and not yet complete as of March 31, 2025 and was recorded within prepaid expenses and other assets on these consolidated financial statements. The loan with Subsidiaries of Private Company V closed subsequent to the first quarter 2025.
In April 2025, the Company and AFC Agent (the “AFC Parties”) commenced separate legal actions against (i) two shareholders of the parent of Subsidiary of Private Company G in federal court asserting claims for violations of the Racketeer Influenced and Corrupt Organizations Act, breach of a shareholder guaranty, tortious interference with contract, fraud, aiding and abetting fraud, and conversion and (ii) the parent of Subsidiary of Private Company G in state court asserting a claim for breach of contract arising from its failure to satisfy its obligations under a guaranty agreement related to the Company’s credit facility with Subsidiary of Private Company G. In April 2025, two Subsidiary of Private Company G-affiliated cannabis companies (the “Plaintiffs”) that are borrowers under the Company’s credit facility with Subsidiary of Private Company G filed a complaint against the AFC Parties alleging, among other things, breach of contract, breach of

Index
the implied covenant of good faith and fair dealing, and violations of the New York Uniform Commercial Code in connection with the Company’s termination of a forbearance agreement between the parties. On May 9, 2025, this court granted Plaintiffs’ request for a preliminary injunction, enjoining the Company from seizing any of Plaintiffs’ assets or cash or seeking any remedy for Subsidiary of Private Company G’s failure to (a) cooperate in the foreclosure proceeding on the Pennsylvania property; (b) provide annual audited financial statements for fiscal years 2023 and 2024; (c) obtain a certificate of occupancy for the New Jersey facility by May 15, 2024. The Court did not consider Subsidiary of Private Company G’s failure to maintain and preserve one of its subsidiary cannabis licenses or its unpermitted payments. Because each of these actions are in their early stages, no reasonable estimate of possible outcomes resulting from these legal actions, if any, can be made at this time.
In May 2025, the Company was fully repaid on our loan with Private Company T at par plus accrued interest. The outstanding principal of the senior secured term loan on the date of repayment was approximately $7.7 million.

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

Index
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
•impact of and changes in governmental regulations, tax law and rates, accounting guidance, tariffs and similar matters;
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
Please see the section entitled “Risk Factors” located in our Annual Report on Form 10-K, filed with the SEC on March 13, 2025 and the risk factor described under Part II, Item 1A of this Quarterly Report on Form 10-Q, for a further discussion of these and other risks and uncertainties which could affect our future results. These forward-looking statements apply only as of the date of this report and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in SEC filings or otherwise.
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
Developments During the First Quarter March 31, 2025:
Updates to Our Loan Portfolio During the First Quarter March 31, 2025
In January 2025, AFC Agent placed Private Company K in a consensual receivership to operate the collateral assets for the benefit of the Company, as a secured lender, and all other stakeholders.
In February 2025, we entered into a $15.0 million senior secured credit facility with Private Company U, which was fully funded at closing. The loan was originated at a discount of 2.5% and matures March 1, 2028. The loan bears interest at 14.0%.
In February 2025, AFC Agent, on behalf of the Company and the other lenders, initiated a mortgage foreclosure proceeding in connection with the forbearance agreement entered into by the Company and Subsidiary of Private Company G in March 2024 (the “2024 Subsidiary of Private Company G Forbearance Agreement”) over a cultivation facility owned by Subsidiary of Private Company G. The Company also delivered a reservation of rights letter to Subsidiary of Private Company G concerning the occurrence of events of default and forbearance defaults under the credit agreement and the 2024 Subsidiary of Private Company G Forbearance Agreement, respectively, including unpermitted payments, the failure to maintain and preserve one of Subsidiary of Private Company G’s cannabis licenses and its cultivation facility and its failure to cooperate with us in the foreclosure proceeding. We believe these defaults have had a material adverse impact on

Index
Subsidiary of Private Company G’s ability to operate its business and make payments under the credit agreement. AFC Agent is also therefore pursuing a payment guarantee from the parent company and the beneficial shareholders of Subsidiary of Private Company G that guaranteed the loan. See below under “Recent Developments—Subsidiary of Private Company G Updates”.
At-the-Market Offering Program
In April 2022, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale of up to $1.0 billion of securities (the “Prior Shelf Registration Statement”). The Prior Shelf Registration Statement enabled us to issue shares of common stock, preferred stock, debt securities, warrants, rights, as well as units that include one or more of such securities. On April 17, 2025, we filed a new shelf registration statement on Form S-3 (File No. 333-286604) (the “Shelf Registration Statement”) to replace the Prior Shelf Registration Statement, which was declared effective on April 25, 2025.
The Prior Shelf Registration Statement also included a prospectus for the ATM Program to sell up to an aggregate of $75.0 million of shares of our common stock that may be issued and sold from time to time under the Sales Agreement, dated April 5, 2022 (the “Sales Agreement”), with Jefferies LLC and Citizens JMP Securities LLC, as Sales Agents. Under the terms of the Sales Agreement, we have agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock under the Sales Agreement.
During the three months ended March 31, 2025, the Company did not sell any shares of the Company’s common stock under the Sales Agreement. As of March 31, 2025, the Company’s remaining authorization under the Sales Agreement was approximately $47.4 million.
The ATM Program and related Sales Agreement expired in April 2025, in connection with the expiration of our Prior Shelf Registration Statement. We do not currently have an ATM program, but may enter into a new ATM program and related sales agreement in the future pursuant to which sales may be made under the Shelf Registration Statement.
Dividends Declared Per Share
For the three months ended March 31, 2025, we declared the following cash dividend:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Payment Date	Amount per Share	Total Amount
March 11, 2025	March 31, 2025	April 15, 2025	$0.23	$5,197,082
2025 Period Subtotal			$0.23	$5,197,082
Recent Developments
In April 2025, we received a voluntary prepayment from Private Company L of approximately $2.0 million, which was applied to our outstanding principal balance, recognizing $48.8 thousand in exit fees.
In April 2025, we entered into a $14.0 million senior secured credit facility with Subsidiaries of Private Company V. The loan was originated at a discount of 3.0% and matures April 1, 2029. The loan bears cash interest at 12.5% and 1.5% interest paid-in kind. As of the date of this Quarterly Report on Form 10-Q, approximately $10.5 million was drawn and the remainder is available to be drawn within one year of closing. Due to the timing of closing, the cash funding of approximately $10.1 million, net of OID, for our loan with Subsidiaries of Private Company V was held by the title agent and not yet complete as of March 31, 2025 and was recorded within prepaid expenses and other assets on these consolidated financial statements. The loan with Subsidiaries of Private Company V closed subsequent to the first quarter 2025.
In May 2025, we were fully repaid on our loan with Private Company T at par plus accrued interest. The outstanding principal of the senior secured term loan on the date of repayment was approximately $7.7 million.
On April 10, 2025, we and AFC Agent (collectively, “AFC Parties”) commenced an action in the United States District Court for the Southern District of New York captioned Advanced Flower Capital Inc. et al. v. Kanovitz et al., Case No. 1:25 cv-02996-PKC, against two Subsidiary of Private Company G shareholders (the “Guarantors”). The complaint asserts claims for violations of the Racketeer Influenced and Corrupt Organizations Act, breach of a shareholder guaranty, tortious interference with contract, fraud, aiding and abetting fraud, and conversion. The Company alleges that the Guarantors, as co-owners and managers of certain Subsidiary of Private Company G entities who are borrowers of the Company, engaged

Index
in a pattern of fraudulent conduct, including misrepresentations, improper transfers of funds, and concealment of defaults and assets, in connection with loans provided by the Company to finance the operations of non-borrower Subsidiary of Private Company G entities for their personal benefit.
On April 17, 2025, two Subsidiary of Private Company G-affiliated cannabis companies that are borrowers under a September 30, 2021 credit agreement (the “Plaintiffs”), commenced an action in the United States District Court for the District of New Jersey captioned Hayden Gateway LLC, et al. v. Advanced Flower Capital Inc., et al., Case No. 3:25-cv-02789-ZNQ-JBD, against the AFC Parties. The complaint alleges, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, and violations of the New York Uniform Commercial Code in connection with the Company’s termination of a forbearance agreement between the parties. Plaintiffs seek declaratory and injunctive relief, as well as compensatory and other damages, alleging that the Company wrongfully declared defaults, seized funds from Plaintiffs’ operating accounts, and sought to foreclose on certain collateral. On May 9, 2025, this court granted Plaintiffs’ request for a preliminary injunction, enjoining the Company from seizing any of Plaintiffs’ assets or cash or seeking any remedy for Subsidiary of Private Company G’s failure to (a) cooperate in the foreclosure proceeding on the Pennsylvania property; (b) provide annual audited financial statements for fiscal years 2023 and 2024; (c) obtain a certificate of occupancy for the New Jersey facility by May 15, 2024. The Court did not consider Subsidiary of Private Company G’s failure to maintain and preserve one of its subsidiary cannabis licenses or its unpermitted payments. The credit facility to Subsidiary of Private Company G matures on May 1, 2026.
On April 28, 2025, AFC Agent commenced an action in the Supreme Court of the State of New York, County of New York, captioned AFC Agent LLC v. JG HoldCo LLC, Index No. 652644/2025, against JG HoldCo LLC, the parent of Subsidiary of Private Company G. The complaint asserts a claim for breach of contract arising from JG HoldCo LLC’s failure to satisfy its obligations under a guaranty agreement related to a credit agreement between the Company and certain subsidiaries of Subsidiary of Private Company G.
Because each of these actions are in their early stages, no reasonable estimate of possible outcomes resulting from these legal actions, if any, can be made at this time.
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
The following table provides a reconciliation of GAAP net income to distributable earnings:

	Three months ended March 31,
	2025	2024
Net income (loss)	$4,067,685	$(54,116)
Adjustments to net income (loss):
Stock-based compensation expense	553,749	543,222
Depreciation and amortization	—	—
Unrealized losses (gains) or other non-cash items	685,478	3,613,693
(Reversal of) provision for current expected credit losses	(699,424)	4,931,674
TRS (income) loss, net of dividends	(63,582)	931,233
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—
Distributable earnings	$4,543,906	$9,965,706
Basic weighted average shares of common stock outstanding	22,097,979	20,393,875
Distributable earnings per basic weighted average share	$0.21	$0.49
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our common stock as of March 31, 2025 and December 31, 2024 was approximately $8.89 and $9.02, respectively.
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
Results of Operations for the three months ended March 31, 2025 and 2024
Our net income from continuing operations allocable to our common shareholders for the three months ended March 31, 2025, was approximately $4.1 million, or $0.18 per basic weighted average common share from continuing operations, compared to net loss from continuing operations allocable to our common shareholders of approximately $(1.6) million, or $(0.08) per basic weighted average common share from continuing operations for the three months ended March 31, 2024, respectively.

Index
Interest income decreased approximately $(5.9) million, or (41.0)%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This decrease was driven by lower interest income of approximately $(1.8) million due to loans with Private Company A, Subsidiary of Private Company G, and Private Company K on nonaccrual status, a decrease in loan exits and prepayments compared to capital deployed period over period of approximately $(2.4) million, and a reduction in commitments with Private Company L resulting in lower interest income of $(1.2) million period over period, respectively.
Interest expense increased approximately $0.2 million, or 13.2%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, driven by an increase in borrowings on our Revolving Credit Facility resulting in additional interest expense of $0.1 million and an increase in unused fees of $0.1 million, respectively.
Management fees decreased approximately $(0.2) million, or (16.0)%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, driven by lower outside fees earned and offset by lower equity attributable to the Spin-Off of SUNS completed on July 9, 2024. In connection with the Spin-Off, we recognized a reduction to additional paid-in capital of approximately $115 million. Incentive fees decreased approximately $(2.5) million, or (100.0)%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, driven by lower Core Earnings (as defined in the Management Agreement).
General and administrative expenses decreased approximately $(0.3) million, or (30.1)%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This decrease was primarily due to less expenses reimbursable to our Manager of approximately $(0.2) million.
Stock-based compensation remained relatively flat, increasing approximately $10.5 thousand, or 1.9%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Professional fees decreased approximately $(0.1) million, or (16.8)%, for the year ended March 31, 2025 as compared to the three months ended March 31, 2024.
We did not recognize a realized loss for the three months ended March 31, 2025, compared to $(0.1) million for the three months ended March 31, 2024, driven by the net change in realized losses relating to separate sales of our investment in Subsidiary of Public Company M in the prior period.
Investments in loans held at fair value are recorded on the trade date at cost, which reflects the amount of principal funded net of any original issue discounts. An unrealized gain arises when the fair value of the loan portfolio exceeds its cost and an unrealized loss arises when the fair value of the loan portfolio is less than its cost. The net change in unrealized gain (loss) of approximately $(0.7) million and $(3.6) million for the three months ended March 31, 2025 and 2024, respectively, was driven by the net change in the valuation of our loans, which was impacted by changes in market yields, revenue multiples, and recovery rates.
Provision for Current Expected Credit Losses
The provision for current expected credit losses decreased approximately $(5.6) million, or (114.2)%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The balance as of March 31, 2025 was approximately $29.9 million, or 9.75%, of our total loans held at carrying value and loan receivable held at carrying value balance of approximately $306.4 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $29.7 million and (ii) a liability for unfunded commitments of approximately $0.1 million. The balance as of March 31, 2024 was approximately $31.4 million, or 8.71%, of our total loans held at carrying value and loan receivable held at carrying value balance of approximately $359.9 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $31.3 million and (ii) a liability for unfunded commitments of approximately $9.1 thousand. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan. The change in the provision for current expected credit losses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due to changes in macroeconomic factors, changes to the loan portfolio including new commitments and repayments, borrower payment status, and changes in other data points we use in estimating the reserve.

Index
Loan Portfolio
As of March 31, 2025, our portfolio was comprised of 17 loans (such portfolio, our “Existing Portfolio”). The aggregate originated commitment under these loans was approximately $375.0 million and outstanding principal was approximately $366.3 million as of March 31, 2025. As of March 31, 2025, our portfolio had a weighted-average estimated YTM of approximately 18% and was secured by various types of assets of our borrowers, including real property and personal property, such as cash flows and the value associated with licenses (where applicable), equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.
The table below summarizes our total loan portfolio as of March 31, 2025, unless otherwise specified. Borrower names have been kept confidential due to confidentiality agreement obligations.

Loan Names	Original Funding Date(1)	Loan Maturity	AFC Loan, net of Syndication	% of Total AFC	Principal Balance as of 12/31/2024	Cash Interest Rate	PIK	Fixed/ Floating	Amortization During Term	YTM (2)(3)
Public Co. A - Equipment Loans(4)	8/5/2019	3/31/2025	$4,000,000	1.1%	$1,897,324	12.0%	N/A	Fixed	Yes	7%
Private Co. A(5)	5/8/2020	5/8/2024	43,189,954	11.5%	51,855,508	13.0%	2.5%	Fixed	No	18%
Sub of Private Co. G(6)	4/30/2021	5/1/2026	73,500,000	19.6%	79,215,888	12.5%	N/A	Fixed	No	18%
Private Co. J	8/30/2021	9/1/2025	28,500,000	7.6%	23,823,657	16.3%	2.0%	Floating	Yes	25%
Private Co. K(7)	4/28/2022	5/3/2027	13,229,626	3.5%	12,195,762	16.3%	2.0%	Floating	Yes	22%
Private Co. L	4/20/2022	5/1/2026	34,708,473	9.3%	33,262,287	13.0%	N/A	Floating	Yes	19%
Sub of Public Co. M	8/26/2022	8/27/2025	2,797,527	0.7%	2,797,527	9.5%	N/A	Fixed	No	23%
Private Co. M	7/31/2023	7/31/2026	30,000,000	8.0%	28,099,498	9.0%	N/A	Fixed	Yes	18%
Private Co. N - Real Estate	3/22/2024	4/1/2028	19,327,505	5.2%	19,327,505	12.5%	N/A	Floating	Yes	16%
Private Co. N - Non-Real Estate	3/22/2024	4/1/2028	17,200,000	4.6%	17,200,000	12.5%	N/A	Floating	Yes	16%
Private Co. O	5/20/2024	6/1/2028	7,500,000	2.0%	4,028,132	13.5%	N/A	Floating	Yes	18%
Private Co. P	6/18/2024	7/1/2027	15,126,433	4.0%	15,609,914	13.0%	N/A	Fixed	Yes	16%
Private Co. Q	8/16/2024	9/1/2028	11,000,000	2.9%	5,984,450	13.8%	N/A	Floating	Yes	17%
Private Co. R	10/4/2024	11/1/2027	41,000,000	10.9%	37,990,362	12.0%	N/A	Floating	Yes	15%
Sub. of Public Co. S	11/19/2024	8/12/2026	10,000,000	2.7%	10,000,000	9.5%	N/A	Fixed	No	10%
Private Co. T	12/18/2024	7/26/2027	8,945,972	2.4%	7,965,277	11.3%	N/A	Fixed	Yes	12%
Private Co. U	2/14/2025	3/1/2028	15,000,000	4.0%	15,000,000	14.0%	N/A	Fixed	Yes	16%
		Subtotal(7)	$375,025,490	100.0%	$366,253,091	12.7%	0.6%			18%
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
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of March 31, 2025 applied through maturity. Actual results could differ from those estimates and assumptions.
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

Index
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
(6)Effective December 1, 2023, the Company placed the borrower on nonaccrual status.
(7)Effective December 1, 2023, the Company placed the borrower on nonaccrual status.
(8)The interest and PIK subtotal rates are weighted average rates.
Loans Held for Investment at Fair Value
As of March 31, 2025 and December 31, 2024, our portfolio included one loan held at fair value. The aggregate commitment under this loan was approximately $43.2 million and $44.4 million, respectively, and outstanding principal was approximately $51.9 million and $53.1 million as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025, we received approximately $1.3 million of principal repayments of loans held at fair value. As of March 31, 2025 and December 31, 2024, our loan held at fair value did not have a floating interest rate.
The following tables summarize our loan held at fair value as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loan	$28,572,385	$48,988,077	$51,855,508	0.0
Total loan held at fair value	$28,572,385	$48,988,077	$51,855,508	0.0

	As of December 31, 2024
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loan	$30,510,804	$50,241,018	$53,108,449	0.0
Total loan held at fair value	$30,510,804	$50,241,018	$53,108,449	0.0
(1)Refer to Note 13 to our consolidated financial statements titled “Fair Value”.
(2)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(3)As of March 31, 2025 and December 31, 2024, the maturity date passed on the credit facility with Private Company A without repayment.
The following table presents changes in loans held at fair value as of and for the three months ended March 31, 2025:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loan held at fair value at December 31, 2024	$53,108,449	$(2,867,431)	$(19,730,214)	$30,510,804
Change in unrealized gains (losses) on loans at fair value, net	—	—	(685,478)	(685,478)
Loan repayments	(1,252,941)	—	—	(1,252,941)
Total loan held at fair value at March 31, 2025	$51,855,508	$(2,867,431)	$(20,415,692)	$28,572,385

Index
Loans Held for Investment at Carrying Value
As of March 31, 2025 and December 31, 2024, our portfolio included fifteen and fourteen loans held at carrying value, respectively. As of March 31, 2025 and December 31, 2024, the aggregate originated commitment under these loans was approximately $327.8 million and $312.8 million, respectively, and outstanding principal was approximately $312.5 million and $301.8 million, respectively. During the three months ended March 31, 2025, we funded approximately $15.8 million of new loans and additional principal and had approximately $5.2 million of principal repayments of loans held at carrying value. As of March 31, 2025 and December 31, 2024, approximately 49% and 52%, respectively, of our loans held at carrying value had floating interest rates. As of March 31, 2025, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) quoted at 4.3% and subject to a weighted average floor of 3.8% based on outstanding principal.
The following tables summarize our loans held at carrying value as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$312,500,259	$(7,994,611)	$304,505,648	1.8
Total loans held at carrying value	$312,500,259	$(7,994,611)	$304,505,648	1.8

	As of December 31, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$301,755,791	$(8,493,417)	$293,262,374	1.9
Total loans held at carrying value	$301,755,791	$(8,493,417)	$293,262,374	1.9
(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of March 31, 2025 and December 31, 2024.
The following table presents changes in loans held at carrying value as of and for the three months ended March 31, 2025:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2024	$301,755,791	$(8,493,417)	$293,262,374
New fundings	15,847,181	(375,000)	15,472,181
Accretion of original issue discount	—	873,806	873,806
PIK interest	118,869	—	118,869
Loan amortization payments	(5,221,582)	—	(5,221,582)
Total loans held at carrying value at March 31, 2025	$312,500,259	$(7,994,611)	$304,505,648

Index
Loan Receivable Held at Carrying Value
As of March 31, 2025 and December 31, 2024, our portfolio included one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately $1.9 million and $1.9 million as of March 31, 2025 and December 31, 2024, respectively.
The following table presents changes in loans receivable as of and for the three months ended March 31, 2025:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2024	$1,897,324	$(1,686)	$1,895,638
Loan repayments	—	—	—
Total loan receivable held at carrying value at March 31, 2025	$1,897,324	$(1,686)	$1,895,638
Collateral Overview
Our loans are typically secured by various types of assets of our borrowers, including real property and certain personal property, such as cash flows and the value associated with licenses (where applicable), equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.
With respect to our loans to cannabis operators, we do not have liens on cannabis inventory and are generally restricted from taking ownership of state licenses by current statutory prohibitions and exchange listing standards. The documents governing our loans also include a variety of provisions intended to provide remedies against the value associated with licenses. For example, some loan documents require a grant of a security interest in all property of the entities holding licenses to the extent not prohibited by applicable law or regulations (or requiring regulatory approval), equity pledges of entities holding licenses, receivership remedies and/or other remedies to secure the value associated with the borrowers’ licenses. Upon default of a loan, we may seek to sell the loan to a third party or have an affiliate or a third party work with the borrower to have the borrower sell collateral securing the loan to a third party or institute a foreclosure proceeding to have such collateral sold, in each case, to generate funds towards the payoff of the loan. While we believe that the appraised value of any real estate assets or other collateral securing our loans may impact the amount of the recovery in each such scenario, the amount of any such recovery from the sale of such real estate or other collateral may be less than the appraised value of such collateral and the sale of such collateral may not be sufficient to pay off the remaining balance on the defaulted loan. Becoming the holder of a license through foreclosure or otherwise, the sale of a license or other realization of the value of licenses requires the approval of regulatory authorities. As of March 31, 2025, our portfolio of assets held outside of TRS1 had a weighted average real estate collateral coverage of approximately 1.0 times our aggregate committed principal amount of such loans, with the real estate collateral coverage for each of our loans measured as of the time of closing for such loan and based on various sources of data available at such time. We calculate our weighted average real estate collateral coverage by estimating the underlying value of our real estate collateral based on various objective and subjective factors, including, without limitation, third-party appraisals, total cost basis of the subject property and/or our own internal estimates.
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

Index
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
Our primary sources of cash generally consist of unused borrowing capacity under the Revolving Credit Facility, the net proceeds of future debt or equity offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results.
Our net cash provided by operating activities for the three months ended March 31, 2025 of approximately $3.9 million was less than our dividends declared of $5.2 million made during the same period due to earned OID of $0.9 million. OID relates to cash withheld by the Company upon funding of its investments and is included under the ‘Supplemental disclosure of non-cash activity’ on the Consolidated Statements of Cash Flows.
As of March 31, 2025 and December 31, 2024, all of our cash was unrestricted and totaled approximately $3.3 million and $103.6 million, respectively.
As of March 31, 2025, we believe that our cash on hand, capacity available under the Revolving Credit Facility and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
Capital Markets
Our current Shelf Registration Statement became effective on April 25, 2025, allowing us to sell, from time to time in one or more offerings, up to $1.0 billion of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock or preferred stock. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We may also access liquidity through our ATM Program, which was established in April 2022, pursuant to which we may sell, from time to time, up to $75.0 million of our common stock.
During the three months ended March 31, 2025, we did not sell any shares of our common stock under the Sales Agreement. As of March 31, 2025, our remaining authorization under the Sales Agreement was approximately $47.4 million.
The ATM Program and related Sales Agreement expired in April 2025, in connection with the expiration of our Prior Shelf Registration Statement. We do not currently have an ATM program, but may enter into a new ATM program and related sales agreement in the future pursuant to which sales may be made under the Shelf Registration Statement.
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
Revolving Credit Facility
In connection with the Revolving Credit Agreement, we incurred a one-time commitment fee expense of approximately $0.5 million, which was amortized over the life of the facility. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears, which is included within interest expense in our unaudited interim consolidated statements of operations. During the three months ended March 31, 2025, the Company incurred an unused line fee of approximately $56.3 thousand.
In April 2025, we entered into Amendment Number Four to Loan and Security Agreement, by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto. The

Index
Amendment, among other things, (i) extends the maturity date of the Agreement to April 29, 2028, (ii) increases the interest rate floor from 4.00% to 7.00%, (iii) permits certain restricted payments to be made upon the Company meeting certain terms and conditions, and (iv) expands the collateral secured under the Agreement from assets comprising of or relating to loan obligations designed for inclusion in the borrower base to substantially all of the Company’s and its subsidiaries’ assets. In connection with the amendment, the Revolving Credit Facility has a lead commitment of $30.0 million from a FDIC-insured banking institution (which may be increased up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Facility. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 7.00%, as provided in the Revolving Credit Agreement, payable in cash in arrears. In connection with the Revolving Credit Agreement and related amendments, we incurred a one-time commitment fee of approximately $0.1 million, which will be included in prepaid expenses and other assets on our consolidated balance sheets and amortized over the life of the facility.
Our obligations under the Revolving Credit Facility are secured by certain assets of ours comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, we are subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.50 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of us and our subsidiaries. To the best of our knowledge, as of March 31, 2025, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
AFCF Credit Facility
In December 2024, we entered into the AFCF Credit Facility, which provides for an unsecured revolving credit facility with a $40.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the AFCF Credit Agreement. As of March 31, 2025, we had no borrowings outstanding and $40.0 million availability under our AFCF Credit Agreement.
In April 2025, in conjunction with the entry by the Company into Amendment Number Four to the Revolving Credit Facility, we terminated that certain AFCF Credit Agreement, dated December 17, 2024. There were no outstanding borrowings under the AFCF Credit Agreement at the time of its termination.
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

Index
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
Debt Service
As of March 31, 2025, we believe that our cash on hand, capacity available under our Revolving Credit Facility and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.
Cash Flows
Cash provided by (used in) operating, investing and financing activities of continuing operations for the three months ended March 31, 2025 and 2024 is as follows:

	Three months ended March 31,
	2025	2024
Net cash provided by (used in) operating activities of continuing operations	$3,921,374	$5,500,858
Net cash (used in) provided by investing activities of continuing operations	$(19,077,658)	$(7,466,722)
Net cash (used in) provided by financing activities of continuing operations	$(85,135,873)	$8,180,305
Net Cash Provided by (Used in) Operating Activities of Continuing Operations
Net cash provided by operating activities of continuing operations during the three months ended March 31, 2025 was approximately $3.9 million, compared to approximately $5.5 million for the same period in 2024. The decrease of approximately $(1.6) million period over period was primarily due to a decrease in the non-cash change in unrealized (gains) losses on loans held at fair value of approximately $(2.9) million, decrease in non-cash provision for current expected credit losses of approximately $(5.6) million, decrease in accrued management and incentive fees of approximately $(1.1) million, partially offset by an increase in net income from continuing operations of approximately $5.6 million, decrease in non-cash PIK interest of approximately $1.5 million and decrease in non-cash OID accretion of approximately $1.0 million, respectively.
Net Cash (Used in) Provided by Investing Activities of Continuing Operations
Net cash used in investing activities of continuing operations during the three months ended March 31, 2025 was approximately $(19.1) million, compared to approximately $(7.5) million for the same period in 2024. The decrease in net cash used in investing activities of approximately $(11.6) million during the three months ended March 31, 2024 to March 31, 2025 was primarily due to a decrease on loan repayments of approximately $(19.6) million and an increase in cash fundings to title agent due to the timing of loan closings of $(10.1) million, offset by a decrease in issuance and fundings on loans of approximately $19.9 million.

Index
Net Cash (Used in) Provided by Financing Activities of Continuing Operations
Net cash used in financing activities of continuing operations during the three months ended March 31, 2025 was approximately $(85.1) million, compared to approximately $8.2 million for the same period in 2024. The decrease of approximately $(93.3) million during the three months ended March 31, 2024 to March 31, 2025 was primarily due to a decrease in borrowings on the Revolving Credit Facility and the AFCF Credit Facility of $(33.5) million in the aggregate, offset by an increase in repayments on the Revolving Credit Facility and the AFCF Credit Facility of $(62.3) million in the aggregate.
Cash provided by (used in) operating, investing and financing activities of discontinued operations for the three months ended March 31, 2025 and 2024 is as follows:

	Three months ended March 31,
	2025	2024
Net cash provided by (used in) operating activities of discontinued operations	$—	$871,690
Net cash (used in) provided by investing activities of discontinued operations	$—	$(46,414,144)
Net cash provided by (used in) financing activities of discontinued operations	$—	$—
Net Cash Provided by (Used in) Operating Activities of Discontinued Operations
Net cash provided by operating activities of discontinued operations during the three months ended March 31, 2025 was zero, compared to approximately $0.9 million for the same period in 2024. The decrease of approximately $(0.9) million during the three months ended March 31, 2024 to March 31, 2025 was primarily due to a decrease in net income from discontinued operations of $(1.5) million and changes in working capital of $0.6 million, respectively.
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations
Net cash used in investing activities of discontinued operations during the three months ended March 31, 2025 was zero, compared to net cash provided by investing activities of $(46.4) million for the same period in 2024. The increase of net cash used in investing activities of discontinued operations was primarily due to the issuance and fundings on loans of approximately $(48.9) million, offset by principal repayments of loans of $2.5 million, respectively.
Net Cash Provided by (Used in) Financing Activities of Discontinued Operations
There were no cash flows related to financing activities of discontinued operations during the three months ended March 31, 2025 and 2024.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of March 31, 2025 are as follows:

	As of March 31, 2025
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$4,471,867	$5,015,550	$—	$—	$9,487,417
Total	$4,471,867	$5,015,550	$—	$—	$9,487,417
As of March 31, 2025, all unfunded commitments were related to our total loan commitments and were available for funding in less than two years.

Index
We also had the following contractual obligations as of March 31, 2025 relating to the 2027 Senior Notes:

	As of March 31, 2025
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations(1)	$5,175,000	$97,762,500	$—	$—	$102,937,500
Total	$5,175,000	$97,762,500	$—	$—	$102,937,500
(1) Amounts include projected interest payments during the period based on interest rates in effect as of March 31, 2025.
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
Critical Accounting Policies and Estimates
As of March 31, 2025, there were no significant changes in or changes in the application of our critical accounting policies or estimates from those presented in our Annual Report on Form 10-K.

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
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our consolidated balance sheet. As of March 31, 2025 and December 31, 2024, one loan held for investment was carried at fair value within loans held at fair value in our consolidated balance sheets, respectively, with changes in fair value recorded through earnings.
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

Index
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
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Alternative valuation methodologies may be used as appropriate, and can include a market analysis, income analysis, or recovery analysis. Changes in market yields, revenue multiples, and recovery rates may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, while a decrease in revenue multiples and recovery rates may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of March 31, 2025, a decrease of 50 bps or increase of 50 bps of the market yield would have resulted in a change in unrealized gain (loss) of approximately $0.3 million and $(0.3) million, respectively. As of March 31, 2025, we had eight floating-rate loans, representing approximately 42% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates included one-month SOFR quoted at 4.3% and subject to a weighted average floor of 3.8% based on outstanding principal. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $1.1 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $(0.4) million.
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

Index
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
Our loan portfolio as of March 31, 2025 was concentrated with the top three borrowers representing approximately 46.2% of the aggregate outstanding principal balances and approximately 42.0% of the total loan commitments. Additionally, the industry is experiencing significant consolidation, which we expect to increase, among cannabis operations and certain of our borrowers may combine, increasing the concentration of our borrower portfolio with those consolidated operators.
Our largest credit facility represented approximately 21.6% of the aggregate outstanding principal balances of our portfolio and approximately 19.6% of our total loan commitments as of March 31, 2025. The borrower under this credit facility is a Subsidiary of Private Company G, a multi-state operator with real estate assets in several states, certain of which have been included as collateral in connection with the senior term loan. Our portion of the senior term loan provided to such borrower has a principal amount of $79.2 million outstanding as of March 31, 2025, which is fully funded. This senior term loan accrues interest at a fixed rate of 12.5%, a minimum portion of which is payable in cash pursuant to the excess cash flow sweep, and the remainder of which, if any, is paid in kind. We placed Subsidiary of Private Company G on nonaccrual status effective December 1, 2023, with an outstanding principal amount of approximately $79.2 million and an amortized cost of approximately $77.8 million as of March 31, 2025. Subsidiary of Private Company G was previously placed on nonaccrual status during various periods in 2023. During the three months ended March 31, 2025, we recognized interest income of approximately $0.7 million related to this loan, which was received in cash.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of March 31, 2025, we were not subject to any material legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report for the fiscal year ended December 31, 2024, excepted as noted below:
Changes to U.S. tariff regulations may have an adverse effect on our business, financial condition and results of operations.
The United States recently announced a list of tariffs on specific countries and commodities which have contributed to heightened trade policy uncertainty and market volatility in the debt and equity capital markets. These market and economic disruptions, have affected, and may in the future continue to affect the U.S. imports and capital markets, which could adversely affect our borrowers, financial condition or results of operations. Specifically, the imposition of tariffs on certain foreign goods used in construction in the commercial real estate market could adversely affect us, our borrowers and the value of the real estate assets related to our investments.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3.     Defaults Upon Senior Securities
None.

Index
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

10.9C†	Amendment Number Three to Loan and Security Agreement, dated January 24, 2025, by and among Advanced Flower Capital Inc., as Borrower, and the lenders that are party thereto.
10.9D†
Amendment Number Four to Loan and Security Agreement, dated as of April 29, 2025, by and among Advanced Flower Capital Inc., the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto.

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

Date: May 14, 2025
ADVANCED FLOWER CAPITAL INC.

	By:	/s/ Daniel Neville
Daniel Neville
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brandon Hetzel
Brandon Hetzel
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)