Form 10-Q
period 2025-06-30
Advanced Flower Capital Inc.
filed 2025-08-14
CIK 1822523

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at August 13, 2025
Common stock, $0.01 par value per share	22,594,541

Index
ADVANCED FLOWER CAPITAL INC.
TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Loans held for investment at fair value (cost of $48,318,884 and $50,241,018 at June 30, 2025 and December 31, 2024, respectively, net)	$26,847,222	$30,510,804

Loans held for investment at carrying value, net	300,946,208	293,262,374
Loan receivable held at carrying value, net	—	1,895,638
Current expected credit loss reserve	(43,834,149)	(30,419,677)
Loans held for investment at carrying value and loan receivable held at carrying value, net of current expected credit loss reserve	257,112,059	264,738,335

Cash and cash equivalents	3,410,065	103,610,460
Interest receivable	1,577,587	1,982,897
Prepaid expenses and other assets	1,643,022	1,214,817
Total assets	$290,589,955	$402,057,313

Liabilities
Accrued interest	$941,212	$894,611
Due to affiliate	—	6,754
Dividends payable	3,389,267	7,369,866
Current expected credit loss reserve	127,126	166,702
Accrued management and incentive fees	680,358	1,932,246
Accrued direct administrative expenses	677,045	1,197,518
Accounts payable and other liabilities	736,193	501,328
Senior notes payable, net	88,907,680	88,612,150
Line of credit payable	10,400,000	60,000,000
Line of credit payable to affiliate	—	40,000,000
Total liabilities	105,858,881	200,681,175
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at June 30, 2025 and December 31, 2024 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, par value $0.01 per share, 50,000,000 shares authorized at June 30, 2025 and December 31, 2024 and 22,595,111 and 22,332,927 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	225,951	223,329
Additional paid-in capital	252,901,392	251,865,763
Accumulated (deficit) earnings	(68,396,269)	(50,712,954)
Total shareholders’ equity	184,731,074	201,376,138

Total liabilities and shareholders’ equity	$290,589,955	$402,057,313
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue
Interest income	$8,061,509	$17,977,945	$16,519,757	$32,312,699
Interest expense	(1,858,174)	(1,573,275)	(3,673,445)	(3,176,438)
Net interest income	6,203,335	16,404,670	12,846,312	29,136,261
Expenses
Management and incentive fees, net (less rebate of $260,742, $214,190, $389,322 and $588,993, respectively)	680,358	3,985,028	1,496,548	7,447,790
General and administrative expenses	845,750	1,032,785	1,580,707	2,084,638
Stock-based compensation	484,502	369,343	1,038,251	912,565
Professional fees	361,104	367,408	733,040	814,440
BDC conversion expenses	226,780	—	226,780	—
Total expenses	2,598,494	5,754,564	5,075,326	11,259,433
(Provision for) reversal of current expected credit losses	(15,851,566)	6,262,094	(15,152,142)	1,330,420
Realized (losses) gains on investments, net	—	—	—	(93,338)
Change in unrealized gains (losses) on loans at fair value, net	(1,055,970)	(1,420,001)	(1,741,448)	(5,033,694)
Net (loss) income from continuing operations before income taxes	(13,302,695)	15,492,199	(9,122,604)	14,080,216
Income tax (benefit) expense	(138,044)	285,975	(25,638)	444,335
Net (loss) income from continuing operations	(13,164,651)	15,206,224	(9,096,966)	13,635,881
Net income from discontinued operations, net of tax	—	1,239,897	—	2,756,124
Net (loss) income	$(13,164,651)	$16,446,121	$(9,096,966)	$16,392,005

Basic earnings per common share:
Continuing operations	$(0.60)	$0.74	$(0.42)	$0.66
Discontinued operations	$—	$0.06	$—	$0.13
Total basic earnings per common share	$(0.60)	$0.80	$(0.42)	$0.79

Diluted earnings per common share:
Continuing operations	$(0.60)	$0.74	$(0.42)	$0.66
Discontinued operations	$—	$0.06	$—	$0.13
Total diluted earnings per common share	$(0.60)	$0.80	$(0.42)	$0.79

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	22,114,341	20,400,004	22,106,205	20,396,940
Diluted weighted average shares of common stock outstanding	22,116,886	20,437,799	22,112,769	20,418,897
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Three months ended June 30, 2025
	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at March 31, 2025	$—	22,596,007	$225,960	$252,416,881	$(51,842,351)	$200,800,490
Stock-based compensation, net of forfeitures	—	(896)	(9)	484,511	—	484,502
Dividends declared on common shares ($0.15 per share)	—	—	—	—	(3,389,267)	(3,389,267)
Net loss	—	—	—	—	(13,164,651)	(13,164,651)
Balance at June 30, 2025	$—	22,595,111	$225,951	$252,901,392	$(68,396,269)	$184,731,074

Three months ended June 30, 2024
	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at March 31, 2024	$1	20,667,094	$206,671	$350,347,018	$(39,932,564)	$310,621,126
Stock-based compensation	—	—	—	369,343	—	369,343
Dividends declared on common shares ($0.63 per share)	—	—	—	—	(13,020,269)	(13,020,269)
Dividends declared on preferred shares ($60 per share)	—	—	—	—	(7,500)	(7,500)
Redemption of preferred shares	(1)	—	—	(124,999)	—	(125,000)
Net income	—	—	—	—	16,446,121	16,446,121
Balance at June 30, 2024	$—	20,667,094	$206,671	$350,591,362	$(36,514,212)	$314,283,821
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six months ended June 30, 2025
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2024	$—	22,332,927	$223,329	$251,865,763	$(50,712,954)	$201,376,138
Stock-based compensation, net of forfeitures	—	262,184	2,622	1,035,629	—	1,038,251
Dividends declared on common shares ($0.38 per share)	—	—	—	—	(8,586,349)	(8,586,349)
Net loss	—	—	—	—	(9,096,966)	(9,096,966)
Balance at June 30, 2025	$—	22,595,111	$225,951	$252,901,392	$(68,396,269)	$184,731,074

Six months ended June 30, 2024
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2023	$1	20,457,697	$204,577	$349,805,890	$(29,958,243)	$320,052,225
Stock-based compensation	—	209,397	2,094	910,471	—	912,565
Dividends declared on common shares ($1.11 per share)	—	—	—	—	(22,940,474)	(22,940,474)
Dividends declared on preferred shares ($60 per share)	—	—	—	—	(7,500)	(7,500)
Redemption of preferred shares	(1)	—	—	(124,999)	—	(125,000)
Net income	—	—	—	—	16,392,005	16,392,005
Balance at June 30, 2024	$—	20,667,094	$206,671	$350,591,362	$(36,514,212)	$314,283,821
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2025	2024
Operating activities:
Net (loss) income	$(9,096,966)	$16,392,005
Net (income) from discontinued operations, net of tax	—	(2,756,124)
Net (loss) income from continuing operations	(9,096,966)	13,635,881
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) current expected credit losses	15,152,142	(1,330,420)
Realized losses (gains) on investments, net	—	93,338
Change in unrealized losses (gains) on loans at fair value, net	1,741,448	5,033,694
Accretion of deferred loan original issue discount and other discounts	(1,828,874)	(5,278,643)
Amortization of deferred financing costs - revolving credit facility	169,393	191,887
Amortization of deferred financing costs - senior notes	313,030	314,664
Stock-based compensation	1,038,251	912,565
Payment-in-kind interest	(266,550)	(2,351,851)
Changes in operating assets and liabilities:
Accounts receivable	—	55
Interest receivable	405,310	2,576,974
Prepaid expenses and other assets	(448,170)	105,903
Accrued interest	46,601	(5,250)
Accrued management and incentive fees, net	(1,251,888)	513,302
Accrued direct administrative expenses	(520,473)	(601,946)
Accounts payable and other liabilities	228,111	203,496
Net cash provided by (used in) operating activities of continuing operations	5,681,365	14,013,649
Net cash provided by (used in) operating activities of discontinued operations	—	2,678,448
Net cash provided by (used in) operating activities	5,681,365	16,692,097

Cash flows from investing activities:
Issuance of and fundings on loans	(29,183,647)	(39,264,440)
Proceeds from sales of loans	—	96,061,029
Principal repayment of loans	25,635,763	39,838,299
Net cash (used in) provided by investing activities of continuing operations	(3,547,884)	96,634,888
Net cash (used in) provided by investing activities of discontinued operations	—	(37,557,988)
Net cash (used in) provided by investing activities	(3,547,884)	59,076,900

Cash flows from financing activities:
Payment of financing costs	(166,928)	(225,000)
Redemption of preferred shares	—	(125,000)
Borrowings on revolving credit facilities	35,500,000	95,000,000
Repayments on revolving credit facilities	(125,100,000)	(102,000,000)
Dividends paid to common and preferred shareholders	(12,566,948)	(19,747,400)
Net cash (used in) provided by financing activities of continuing operations	(102,333,876)	(27,097,400)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash (used in) provided by financing activities	(102,333,876)	(27,097,400)

Net (decrease) increase in cash and cash equivalents	(100,200,395)	48,671,597
Cash and cash equivalents, beginning of period	103,610,460	121,626,453
Cash and cash equivalents, end of period	$3,410,065	$170,298,050

Index

Supplemental disclosure of non-cash activity:
OID withheld from funding of loans	$795,000	$2,141,469
Dividends declared and not yet paid	$3,389,267	$13,020,269
Non-cash funding of new loan	$—	$14,672,640

Supplemental information:
Interest paid during the period	$3,144,421	$2,675,138
Income taxes paid (net of refunds received) during the period	$185,668	$567,070
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2025
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
The Company is a Maryland corporation and completed its initial public offering (the “IPO”) in March 2021. The Company is externally managed by AFC Management, LLC, a Delaware limited liability company (the “Manager”), pursuant to the terms of the Amended and Restated Management Agreement, dated January 14, 2021, between the parties (as amended from time to time, the “Management Agreement”). The Company’s wholly-owned subsidiary, AFCG TRS1, LLC, a Delaware limited liability company (“TRS1”), operates as a taxable real estate investment trust subsidiary (a “TRS”). TRS1 began operating in July 2021, and the financial statements of TRS1 are consolidated within the Company’s consolidated financial statements.
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
During the reporting period, the Company operated in one operating segment. The Company focused on senior secured loans to cannabis industry operators in states where medical and/or adult-use cannabis is legal. These loans are generally held for investment and are typically secured, directly or indirectly, by real estate, equipment, cash flows and the value associated with licenses (where applicable) and/or other assets of borrowers depending on the applicable laws and regulations governing such borrowers.
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
At a meeting of the Board of Directors (the “Board”) on August 12, 2025 (the “August Meeting”), the Board approved the sixth amendment to the Company’s existing Management Agreement (the “Sixth Amendment”) to expand the Company’s investment strategy. Accordingly, under the Sixth Amendment, the Company expanded its investment strategy and intends to additionally originate, structure, underwrite, invest in and manage senior secured mortgage loans and other types of loans and debt securities to companies ancillary to the cannabis industry as well as companies outside of the cannabis industry. Businesses ancillary to the cannabis industry may include, but are not limited to, brand developers, business services providers, and equipment and consumables providers. The Company believes there are also attractive lending opportunities in companies ancillary to and outside of the cannabis industry that could generate attractive risk-adjusted returns. The investment team has over 30 years of experience in direct lending outside of the cannabis industry across $10 billion of transactions. By expanding the investment mandate, the Company expects to be able to diversify its exposure across industries and credit risk profiles while maintaining deal selectivity. The Company may make investments in accordance with this expanded investment strategy to the extent consistent with maintaining its eligibility to continue to qualify as a REIT under the Code and maintain our exemption from registration under the Investment Company Act of 1940, as amended (“1940 Act”).
At a meeting held on August 12, 2025, the Board, including a majority of the directors who are not “interested persons” of the Company (as that term is defined under the Investment Company Act of 1940), unanimously approved, subject to the approval of the Company’s shareholders, a new Investment Advisory Agreement between the Company and the Manager.

Index
If approved by the shareholders, the new Investment Advisory Agreement would enable the Company to operate as a BDC under the 1940 Act, as discussed further below in “Note 18—Subsequent Events”.
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
The Company’s results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may ultimately be realized for the full fiscal year ending December 31, 2025.
BDC Conversion Expenses
Expenses associated with the Company’s election and subsequent conversion to be regulated as a business development company (“BDC”) under the 1940 Act are expensed as incurred and include legal fees related to the proxy statement and special shareholder meeting in connection the BDC election, the entry into certain agreements relating to the BDC election and adoption of certain compliance policies and procedures relating to the BDC election.
Use of Estimates in the Preparation of Financial Statements
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the valuation of loans held for investment at fair value and current expected credit losses reserve (“CECL Reserve”).
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

Index
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
3.    LOANS HELD FOR INVESTMENT AT FAIR VALUE
As of June 30, 2025 and December 31, 2024, the Company’s portfolio included one loan held at fair value. The aggregate commitment under this loan was approximately $42.5 million and $44.4 million, respectively, and outstanding principal was approximately $51.2 million and $53.1 million as of June 30, 2025 and December 31, 2024, respectively. For the six months ended June 30, 2025, the Company received approximately $1.9 million of principal repayments of loans held at fair value. As of June 30, 2025 and December 31, 2024, the Company’s loan held at fair value did not have a floating interest rate.
The following tables summarize the Company’s loans held at fair value as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loan	$26,847,222	$48,318,884	$51,186,315	0.0
Total loan held at fair value	$26,847,222	$48,318,884	$51,186,315	0.0

	As of December 31, 2024
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loan	$30,510,804	$50,241,018	$53,108,449	0.0
Total loan held at fair value	$30,510,804	$50,241,018	$53,108,449	0.0
(1)Refer to Note 13.
(2)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs.
(3)As of June 30, 2025 and December 31, 2024, the maturity date passed on the credit facility with Private Company A without repayment.

Index
The following table presents changes in loans held at fair value as of and for the six months ended June 30, 2025:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loan held at fair value at December 31, 2024	$53,108,449	$(2,867,431)	$(19,730,214)	$30,510,804
Change in unrealized gains (losses) on loans at fair value, net	—	—	(1,741,448)	(1,741,448)
Loan repayments	(1,922,134)	—	—	(1,922,134)
Total loan held at fair value at June 30, 2025	$51,186,315	$(2,867,431)	$(21,471,662)	$26,847,222
As of June 30, 2025 and December 31, 2024, the Company had one loan held at fair value on nonaccrual status. Effective March 1, 2024, the Company placed Private Company A on nonaccrual status. As of June 30, 2025, the loan with Private Company A had an outstanding principal balance of approximately $51.2 million and an unrealized loss of approximately $(21.5) million. During the three and six months ended June 30, 2025, approximately $0.7 million and $1.9 million of payments were received and applied as a reduction to the amortized cost of the Private Company A loan.
A more detailed listing of the Company’s loan held at fair value portfolio based on information available as of June 30, 2025 is as follows:

	Collateral Location	Collateral Type (1)	Fair Value (2)	Carrying Value (3)	Outstanding Principal (3)	Interest Rate		Maturity Date (4)	Payment Terms (5)

Private Co. A	AZ, MA, NM	C, D	$26,847,222	$48,318,884	$51,186,315	15.5%	(6)	5/8/2024	I/O
Total loan held at fair value			$26,847,222	$48,318,884	$51,186,315
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
4.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of June 30, 2025 and December 31, 2024, the Company’s portfolio included 14 and 14 loans held at carrying value, respectively. As of June 30, 2025 and December 31, 2024, the aggregate originated commitment under these loans was approximately $327.8 million and $312.8 million, respectively, and outstanding principal was approximately $308.4 million and $301.8 million, respectively. During the six months ended June 30, 2025, the Company funded approximately $30.0 million of new loans and additional principal and had approximately $23.6 million of principal repayments of loans held at carrying value. As of June 30, 2025 and December 31, 2024, approximately 49% and 52%, respectively, of the Company’s loans held at carrying value had floating interest rates. As of June 30, 2025, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) quoted at 4.3% and subject to a weighted average floor of 3.8% based on outstanding principal.

Index
The following tables summarize the Company’s loans held at carrying value as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$308,405,751	$(7,459,543)	$300,946,208	1.6
Total loans held at carrying value	$308,405,751	$(7,459,543)	$300,946,208	1.6

	As of December 31, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$301,755,791	$(8,493,417)	$293,262,374	1.9
Total loans held at carrying value	$301,755,791	$(8,493,417)	$293,262,374	1.9
(1)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of June 30, 2025 and December 31, 2024.
The following table presents changes in loans held at carrying value as of and for the six months ended June 30, 2025:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2024	$301,755,791	$(8,493,417)	$293,262,374
New fundings	29,978,647	(795,000)	29,183,647
Accretion of original issue discount	—	1,828,874	1,828,874
Loan repayments	(13,608,683)	—	(13,608,683)
PIK interest	266,550	—	266,550
Loan amortization payments	(9,986,554)	—	(9,986,554)
Total loans held at carrying value at June 30, 2025	$308,405,751	$(7,459,543)	$300,946,208
As of June 30, 2025 and December 31, 2024, the Company had three and two loans held at carrying value on nonaccrual status, respectively, with a total amortized cost of approximately $104.2 million and $89.3 million, respectively. During the three and six months ended June 30, 2025, the Company recognized interest income of zero and $0.7 million on loans on nonaccrual status.
Subsequent to June 30, 2025, AFC Agent delivered a notice of default and acceleration to Private Company P based on certain payment defaults, including the failure to make its interest payment when due for July 1, 2025, and began charging additional default interest of 5.0%, in accordance with the terms of the credit facility with Private Company P. The Company placed the loan with Private Company P on nonaccrual status effective June 1, 2025. As of June 30, 2025, the loan with Private Company P had an outstanding principal amount of approximately $15.6 million and amortized cost of $15.3 million. AFC Agent, on behalf of the Company and its affiliates, is actively pursuing judicial and non-judicial remedies against Private Company P.
The Company placed Subsidiary of Private Company G on nonaccrual status effective December 1, 2023. As of June 30, 2025, the loan with Subsidiary of Private Company G had an outstanding principal amount of approximately $78.9 million

Index
and an amortized cost of approximately $77.4 million, respectively. During the three and six months ended June 30, 2025, the Company recognized interest income of zero and approximately $0.7 million related to this loan, which was received in cash. As full recovery of principal and accrued interest is doubtful, future cash receipts received in accordance with terms of the forbearance agreement are accounted for under the cost recovery method. During the three and six months ended June 30, 2025, approximately $0.3 million and $0.3 million of contractual interest payments were received and applied as a reduction to this loan’s amortized cost, respectively.
The Company placed Private Company K on nonaccrual status effective December 1, 2023, with an outstanding principal amount of approximately $12.2 million and an amortized cost of approximately $11.5 million as of June 30, 2025. During the three and six months ended June 30, 2025, the Company recognized no interest income related to this loan.
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of June 30, 2025 is as follows:

	Collateral Location	Collateral Type (1)	Outstanding Principal (2)	Original Issue Discount	Carrying Value (2)	Interest Rate		Maturity Date (3)	Payment Terms (4)

Sub. of Private Co. G	NJ, PA	C, D	$78,880,165	$(1,444,847)	$77,435,318	12.5%	(5)	5/1/2026	I/O
Private Co. K	MA	C, D	12,195,762	(682,619)	11,513,143	18.3%	(6)	5/3/2027	P/I
Private Co. J	MO	C, D	23,359,234	(32,799)	23,326,435	18.3%	(7)	9/1/2025	P/I
Private Co. L	OH	C, D	30,443,356	(343,736)	30,099,620	13.0%	(8)	5/1/2026	P/I
Private Co. M	AZ	D	26,599,497	(1,729,171)	24,870,326	9.0%	(9)	7/31/2026	P/I
Private Co. N - Real Estate	FL	C, D	19,327,505	(536,500)	18,791,005	12.5%	(10)	4/1/2028	P/I
Private Co. N - Non-Real Estate	FL	C, D	17,200,000	(473,000)	16,727,000	12.5%	(11)	4/1/2028	P/I
Private Co. O	AZ, MD, MO, NJ, NV, NY, OH, OR, Canada	C	5,014,073	(218,750)	4,795,323	13.5%	(12)	6/1/2028	P/I
Private Co. P	MI	C, D	15,609,914	(311,172)	15,298,742	13.0%	(13)	7/1/2027	P/I
Private Co. Q	GA	C, D	6,072,508	(348,333)	5,724,175	13.8%	(14)	9/1/2028	P/I
Private Co. R	MD	C, D	36,427,033	(620,542)	35,806,491	12.0%	(15)	11/1/2027	P/I
Sub. of Public Co. S	FL, IL, MA, NY, OH, PA	C, D	10,000,000	—	10,000,000	9.5%	(16)	8/12/2026	I/O
Private Co. U	GA, OH	C, D	15,000,000	(324,324)	14,675,676	14.0%	(17)	3/1/2028	P/I
Sub of Private Co. V	MO, OH, UT	C, D	12,276,704	(393,750)	11,882,954	14.0%	(18)	4/1/2029	P/I
Total loans held at carrying value			$308,405,751	$(7,459,543)	$300,946,208
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
(9)Base interest rate of 9.0%.
(10)Base interest rate of 8.0% plus SOFR (SOFR floor of 4.5%).
(11)Base interest rate of 8.0% plus SOFR (SOFR floor of 4.5%).

Index
(12)Base interest rate of 8.5% plus SOFR (SOFR floor of 5.0%).
(13)Base interest rate of 13.0%. Effective June 1, 2025, the Company placed the borrower on nonaccrual status.
(14)Base interest rate of 8.75% plus SOFR (SOFR floor of 5.0%).
(15)Base interest rate of 7.5% plus SOFR (SOFR floor of 4.5%).
(16)Base interest rate of 9.5%.
(17)Base interest rate of 14.0%.
(18)Base interest rate of 12.5% and PIK interest rate of 1.5%.
5.    LOAN RECEIVABLE HELD AT CARRYING VALUE
As of June 30, 2025 and December 31, 2024, the Company’s portfolio included zero and one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was zero and $1.9 million as of June 30, 2025 and December 31, 2024, respectively. During the six months ended June 30, 2025, the Company received $0.1 million of principal repayments of loan receivable held at carrying value.
The following table presents changes in loans receivable as of and for the six months ended June 30, 2025:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2024	$1,897,324	$(1,686)	$1,895,638
Loan repayments	(118,392)	—	(118,392)
Loan write-off	(1,778,932)	1,686	(1,777,246)
Total loan receivable held at carrying value at June 30, 2025	$—	$—	$—
Effective October 1, 2022, the Company placed Public Company A equipment loan receivable on nonaccrual status. During the three and six months ended June 30, 2025, the Company recognized no interest income related to this loan. Payments received were accounted for under the cost recovery method and applied as a reduction to the amortized cost of the Public Company A equipment loan. Prior to the write-off, in June 2025, the equipment loan with Public Company A had an outstanding principal balance of approximately $1.8 million and amortized cost of approximately $1.8 million. Based on discussions with the collateral agent, the Company does not expect future proceeds and deemed the remaining balance on the loan with Public Company A to be uncollectible. Prior to the write-off, the loan receivable had a CECL Reserve that was fully reserved for. In the second quarter of 2025, the Company wrote off $1.8 million, which was equal to the carrying value of the loan receivable, excluding the CECL Reserve at the time the loan was written off.
6.    CURRENT EXPECTED CREDIT LOSSES
As of June 30, 2025 and December 31, 2024, the Company’s CECL Reserve for its loans held at carrying value and loan receivable held at carrying value was approximately $44.0 million and $30.6 million, respectively, or 14.61% and 10.36%, respectively, of the Company’s total loans held at carrying value and loan receivable held at carrying value of approximately $300.9 million and $295.2 million, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $43.8 million and $30.4 million, respectively, and a liability for unfunded commitments of approximately $0.1 million and $0.2 million, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur and, if funded, the expected credit loss on the funded portion when determining the amount to allocate to its CECL Reserve.

Index
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loan receivable held at carrying value as of and for the three and six months ended June 30, 2025 was as follows:

	Outstanding (1)	Unfunded (2)	Total
Balance at March 31, 2025	$29,744,212	$142,743	$29,886,955
Provision for (reversal of) current expected credit losses	15,867,183	(15,617)	15,851,566
Write-offs	(1,777,246)	—	(1,777,246)
Recoveries	—	—	—
Balance at June 30, 2025	$43,834,149	$127,126	$43,961,275

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2024	$30,419,677	$166,702	$30,586,379
Provision for (reversal of) current expected credit losses	15,191,718	(39,576)	15,152,142
Write-offs	(1,777,246)	—	(1,777,246)
Recoveries	—	—	—
Balance at June 30, 2025	$43,834,149	$127,126	$43,961,275
(1)As of June 30, 2025 and December 31, 2024, the CECL Reserve related to outstanding balances on loans held at carrying value and loan receivable held at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)As of June 30, 2025 and December 31, 2024, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.
The Company continuously evaluates the credit quality of each loan by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Such factors may include property type, geographic and local market dynamics, physical condition, projected cash flow, loan structure and exit plan, loan-to-value ratio, fixed charge coverage ratio, project sponsorship, and other factors deemed necessary by the Company. Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:

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

Index
The risk ratings are primarily based on historical data as well as taking into account future economic conditions.
As of June 30, 2025, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value and loan receivable held at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2025	2024	2023	2022	2021	2020	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	26,558,630	91,843,994	24,870,326	30,099,620	23,326,435	—	196,699,005
4	—	15,298,742	—	—	—	—	15,298,742
5	—	—	—	11,513,143	77,435,318	—	88,948,461
Total	$26,558,630	$107,142,736	$24,870,326	$41,612,763	$100,761,753	$—	$300,946,208

Gross write-offs	$—	$—	$—	$—	$—	$(1,777,246)	$(1,777,246)
During the three months ended June 30, 2025, the Company deemed its equipment loan receivable with Public Company A uncollectible and wrote off the remaining balance. At the time of write-off, the equipment loan with Public Company A had an outstanding principal balance of approximately $1.8 million and amortized cost of approximately $1.8 million. Prior to the write-off, the loan receivable had a risk rating of “5” and was fully reserved for. In the second quarter of 2025, the Company wrote off $1.8 million, which was equal to the carrying value of the loan receivable, excluding the CECL Reserve at the time the loan was written off. Refer to Note 5 for more information.
7.    INTEREST RECEIVABLE
The following table summarizes the interest receivable by the Company as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025	As of December 31, 2024
Interest receivable	$1,517,030	$1,923,914
PIK receivable	53,913	40,000
Unused fees receivable	6,644	18,983
Total interest receivable	$1,577,587	$1,982,897
8.    DEBT
Revolving Credit Facility
On April 29, 2022, the Company entered into the Loan and Security Agreement (the “Revolving Credit Agreement”) by and among the Company, the other loan parties from time to time party thereto, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto, pursuant to which, the Company obtained a $60.0 million senior secured revolving credit facility (as amended from time to time, the “Revolving Credit Facility”). The Revolving Credit Facility’s initial maturity date of April 29, 2025 was extended to April 29, 2028 under Amendment Number Four to the Revolving Credit Agreement, as described further below.
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions (which may be increased up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. In connection with entering the Revolving Credit Agreement, the Company incurred a one-time commitment fee expense of approximately $0.5 million, which was included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the facility. The Company is required to pay certain fees to the agent and the lenders under the Revolving Credit Agreement, including a $75.0 thousand agent fee payable to the agent and a 0.25% per annum loan fee payable ratably to the lenders, in each case, payable on the closing date and on the annual anniversary thereafter. Commencing on the six-

Index
month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears, which is included within interest expense in the Company’s unaudited interim consolidated statements of operations. Based on the terms of the Revolving Credit Agreement, the unused line fee is waived if our average revolver usage exceeds the minimum amount required per the Revolving Credit Agreement. During the three and six months ended June 30, 2025, the Company incurred an unused line fee of approximately $18.3 thousand and $74.5 thousand, respectively.
The obligations of the Company under the Revolving Credit Facility are secured by certain assets of the Company comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, the Company is subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.5 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of the Company and its subsidiaries. To the best of our knowledge, as of June 30, 2025, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
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
In June 2025, the Company entered into Amendment Number Five to the Loan and Security Agreement, by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative party thereto. The Amendment among other things increased the commitment from the lenders by $20.0 million to a total aggregate commitment of $50.0 million.
Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 7.00%, as provided in the Revolving Credit Agreement, payable in cash in arrears. In connection with the Revolving Credit Agreement and related amendments, the Company incurred certain closing costs of approximately $35.9 thousand, which were included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the Revolving Credit Facility.
As of June 30, 2025 and December 31, 2024, outstanding borrowings under the Revolving Credit Facility were $10.4 million and $60.0 million, respectively, and $39.6 million and zero were available for borrowing as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the interest rate on the Company’s borrowings under the Revolving Credit Facility was 8.00%, respectively.
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

Index
lenders party thereto from time to time, and AFC Finance, LLC, as agent and lender. There were no outstanding borrowings under the AFCF Credit Agreement at the time of its termination.
As December 31, 2024, outstanding borrowings under the AFCF Credit Facility were $40.0 million and no amounts available for borrowing. As of June 30, 2025, the AFCF Credit Facility had been terminated and no amounts were outstanding or available for borrowing thereunder.
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
As of June 30, 2025 and December 31, 2024, the Company had $90.0 million in principal amount of the 2027 Senior Notes outstanding.

Index
The 2027 Senior Notes are due on May 1, 2027. Scheduled principal payments on the 2027 Senior Notes as of June 30, 2025 are as follows:

2027 Senior Notes
Year
2025 (remaining)	$—
2026	—
2027	90,000,000
2028	—
2029	—
Thereafter	—
Total principal	90,000,000
Deferred financing costs included in senior notes payable	(1,092,320)
Senior notes payable, net	$88,907,680
The following tables reflect a summary of interest expense incurred during the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30, 2025
	2027 Senior Notes	Revolving Credit Facility	AFCF Credit Facility	Total

Interest expense	$1,293,750	$328,789	$—	$1,622,539
Unused fee expense	—	18,252	—	18,252
Amortization of deferred financing costs	157,331	60,052	—	217,383
Total interest expense	$1,451,081	$407,093	$—	$1,858,174

	Three months ended June 30, 2024
	2027 Senior Notes	Revolving Credit Facility	AFCF Credit Facility	Total

Interest expense	$1,293,750	$26,250	$—	$1,320,000
Unused fee expense	—	—	—	—
Amortization of deferred financing costs	157,332	95,943	—	253,275
Total interest expense	$1,451,082	$122,193	$—	$1,573,275

	Six months ended June 30, 2025
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$2,587,500	$520,122	$8,889	$3,116,511
Unused fee expense	—	74,511	—	74,511
Amortization of deferred financing costs	313,030	169,393	—	482,423
Total interest expense	$2,900,530	$764,026	$8,889	$3,673,445

Index

	Six months ended June 30, 2024
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$2,587,500	$82,387	$—	$2,669,887
Unused fee expense	—	—	—	—
Amortization of deferred financing costs	314,664	191,887	—	506,551
Total interest expense	$2,902,164	$274,274	$—	$3,176,438
9.    COMMITMENTS AND CONTINGENCIES
As of June 30, 2025 and December 31, 2024, the Company had the following commitments to fund various investments:

	As of June 30, 2025	As of December 31, 2024

Total loan commitments	$370,325,856	$361,278,431
Less: drawn commitments	(360,189,141)	(350,943,832)
Total undrawn commitments	$10,136,715	$10,334,599
The Company from time to time may be a party to litigation or other legal proceedings relating to claims arising from the ordinary course of business. As of June 30, 2025, the Company was not subject to any material pending legal proceedings to which the Company is a party or any of the Company’s assets are subject that could materially impact its business, financial condition or results of operations.
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
10.    SHAREHOLDERS’ EQUITY
Series A Preferred Stock
As of June 30, 2025 and December 31, 2024, the Company authorized 10,000 preferred shares and previously issued 125 of the preferred shares designated as 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). As of June 30, 2025 and December 31, 2024, there were zero shares of Series A Preferred Stock issued and outstanding, respectively.
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

Index
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
Common Stock
As of June 30, 2025 and December 31, 2024, the Company authorized 50,000,000 shares of common stock at $0.01 par value per share, pursuant to the Articles of Amendment, dated March 10, 2022 (“Common Stock”). As of June 30, 2025 and December 31, 2024, 22,595,111 and 22,332,927 shares of Common Stock were issued and outstanding, respectively.
During the three and six months ended June 30, 2025 and the year ended December 31, 2024, the Company did not issue any shares of its common stock, other than shares of common stock sold under the ATM Program (hereinafter defined) and restricted stock awards granted under the 2020 Plan.
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
At-the-Market Offering Program (“ATM Program”)
On April 5, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC and Citizens JMP Securities LLC, as Sales Agents, under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $75.0 million. Under the terms of the Sales Agreement, the Company has agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). During the three and six months ended June 30, 2025, the Company did not sell any shares of the Company’s common stock under the Sales Agreement. At the time of termination, the Company’s remaining authorization under the Sales Agreement was approximately $47.4 million. As of June 30, 2025, the ATM Program was no longer in effect.
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
During the six months ended June 30, 2025, the Company’s Board of Directors approved grants of an aggregate of 271,497 shares of restricted stock to the Company’s directors and certain officers, as well as certain employees of the Manager and its affiliates. The restricted stock awards granted during the six months ended June 30, 2025 under the 2020 Plan are subject to vesting periods that vary from immediately vested, one-year vesting and to vesting over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date.
As of June 30, 2025, there were 2,860,379 shares of common stock granted under the 2020 Plan, underlying 2,148,885 options and 711,494 shares of restricted stock.
As of June 30, 2025, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2020 Plan (the “Share Limit”) equaled 3,609,722 shares, of which 749,343 shares remained available for future issuance under the 2020 Plan. The Share Limit is consistent with the Share Limit as of March 31, 2025. Shares that are subject to or underlie awards that expire or, for any reason, are cancelled, terminated, forfeited, fail to vest or are not paid or delivered under the 2020 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan.
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

Index
The following table presents the assumptions used in the Black-Scholes pricing model of options granted under the 2020 Plan during the three and six months ended June 30, 2025 and 2024:

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
Restricted Stock
Restricted stock awards originally granted under the 2020 Plan include awards granted to employees of the Manager that perform shared functions pre- and post-Spin-Off. In connection with the Spin-Off transaction and as a result of the related modification, approximately 33% of the remaining unrecognized compensation cost of unvested restricted stock awards will be recognized over the remaining vesting period of the Company’s former wholly-owned subsidiary, SUNS. The Company will recognize the remaining 67% of unrecognized compensation cost of unvested restricted stock awards over the remaining vesting period.
Stock Compensation
The following table summarizes the stock-based compensation expense incurred by the Company for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Stock-based compensation	$484,502	$369,343	$1,038,251	$912,565

Index
Stock Options
The following table summarizes the (i) non-vested options granted, (ii) vested options granted, (iii) exercised and (iv) forfeited options granted for the Company’s directors and officers and employees of the Manager and its affiliates as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025	As of December 31, 2024
Non-vested	129,862	149,133
Vested	2,244,770	2,225,499
Exercised	(5,511)	(5,511)
Forfeited	(221,136)	(200,669)
Balance	2,147,985	2,168,452
The following tables summarize stock option activity as of and during the six months ended June 30, 2025:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2024	2,168,452	$11.46
Granted	—	—
Exercised	—	—
Forfeited	(20,467)	11.65
Outstanding as of June 30, 2025	2,147,985	$11.46	2.77 years	$—
Exercisable as of June 30, 2025	2,137,314	$11.45	2.76 years	$—
Unvested as of June 30, 2025	10,671	$12.99	3.53 years	$—
The Company did not grant any options during the six months ended June 30, 2025 and 2024. No options were exercised during the six months ended June 30, 2025 and 2024.
As of June 30, 2025, there was approximately $6.2 thousand of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 0.53 years.
Restricted Stock
The following table summarizes restricted stock (i) granted, (ii) vested and (iii) forfeited for the Company’s directors and officers and employees of the Manager and its affiliates as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025	As of December 31, 2024
Granted	754,741	483,244
Vested	(230,724)	(102,780)
Forfeited	(43,247)	(33,934)
Balance	480,770	346,530

Index
The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The following table summarizes the restricted stock activity as of and during the six months ended June 30, 2025:

	Number of shares of restricted stock	Weighted-average grant date fair value
Balance as of December 31, 2024	346,530	$8.72
Granted	271,497	8.37
Vested	(127,944)	8.68
Forfeited	(9,313)	8.80
Balance as of June 30, 2025	480,770	$8.53
There were no shares of restricted stock granted during the three months ended June 30, 2025 and 2024. The total fair value of shares vested during the three months ended June 30, 2025 and 2024, was zero and $14.5 thousand, respectively. During the three months ended June 30, 2024, 1,159 shares of restricted stock vested with a weighted-average grant date fair value of $12.94 per share.
During the six months ended June 30, 2024, 209,397 shares of restricted stock were granted with a weighted-average grant date fair value of $11.70 per share. During the six months ended June 30, 2024, 62,338 shares of restricted stock vested with a weighted-average grant date fair value of $14.50 per share. The total fair value of shares vested during the six months ended June 30, 2025 and 2024, was approximately $1.1 million and $0.7 million, respectively.
As of June 30, 2025, there was approximately $3.3 million of total unrecognized compensation cost related to non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.16 years.

Index
11.    EARNINGS PER SHARE
The following information sets forth the computations of basic and diluted weighted average earnings per common share for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net (loss) income from continuing operations	$(13,164,651)	$15,206,224	$(9,096,966)	$13,635,881
Dividends paid on preferred stock	—	(7,500)	—	(7,500)
Dividends paid on unvested restricted stock	(110,783)	(128,270)	(225,138)	(185,396)
Net income from continuing operations attributable to common shareholders	(13,275,434)	15,070,454	(9,322,104)	13,442,985
Net income from discontinued operations	—	1,239,897	—	2,756,124
Net income attributable to common shareholders	(13,275,434)	16,310,351	(9,322,104)	16,199,109
Divided by:
Basic weighted average shares of common stock outstanding	22,114,341	20,400,004	22,106,205	20,396,940
Weighted average unvested restricted stock and dilutive stock options	2,545	37,795	6,564	21,957
Diluted weighted average shares of common stock outstanding	22,116,886	20,437,799	22,112,769	20,418,897

Basic earnings per share
Continuing operations	$(0.60)	$0.74	$(0.42)	$0.66
Discontinued operations	$—	$0.06	$—	$0.13
Total basic weighted average earnings per common share	$(0.60)	$0.80	$(0.42)	$0.79

Diluted earnings per share
Continuing operations	$(0.60)	$0.74	$(0.42)	$0.66
Discontinued operations	$—	$0.06	$—	$0.13
Total diluted weighted average earnings per common share	$(0.60)	$0.80	$(0.42)	$0.79
Diluted EPS was computed using the treasury stock method for stock options and restricted stock. Diluted weighted average earnings per common share excluded 2,571,834 and 2,480,235 weighted average shares of unvested restricted stock and stock options due to anti-dilutive effect for the three and six months ended June 30, 2025, respectively, and 2,206,907 and 2,206,907 for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2025, the potential dilutive shares due to unvested restricted stock and stock options were not included in the computation of diluted loss per share since to do so would decrease the loss per share from continuing operations.
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
The income tax (benefit) provision for the Company was approximately $(0.1) million and $(25.6) thousand for the three and six months ended June 30, 2025, respectively, and $0.3 million and $0.4 million for the three and six months ended

Index
June 30, 2024, respectively. The income tax expense for the three and six months ended June 30, 2025 and 2024 primarily related to activities of the Company’s taxable REIT subsidiary.
The income tax provision for the Company and TRS1 consisted of the following for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Current:
Federal	$(27,302)	$183,000	$72,698	$288,300
State	(42,950)	102,975	22,031	156,035
Total current income tax (benefit) expense	(70,252)	285,975	94,729	444,335
Total deferred income tax expense (benefit)	43,873	—	(8,702)	—
Excise tax	(111,665)	—	(111,665)	—
Total income tax (benefit) expense, including excise tax	$(138,044)	$285,975	$(25,638)	$444,335
For the three and six months ended June 30, 2025 and 2024, the Company did not incur United States federal excise tax expense, respectively. During the six months ended June 30, 2025, the Company received a partial refund of previously paid excise tax relating to the 2023 tax year, which was received in the second quarter of 2025. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months. As of June 30, 2025, tax years since 2021 remain subject to examination by taxing authorities.
The federal statutory rate was 21% for the three and six months ended June 30, 2025 and 2024. The primary difference between the Company’s statutory rate and effective tax rate is largely determined by the amount of income subject to tax by the Company’s taxable REIT subsidiary. The Company expects that its future effective tax rate will be determined in a similar manner.
As of June 30, 2025 and December 31, 2024, the Company’s deferred tax assets were $0.7 million and $0.7 million, respectively, and are included in prepaid expenses and other assets in the Company’s consolidated balance sheets. The Company believes it is more likely than not that the deferred tax assets will be realized in the future. Realization of the deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in future years in appropriate tax jurisdictions to benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.
The Company recorded deferred tax assets related to temporary differences on the fair value adjustments of the unrealized losses of loans held in the TRS and CECL allowance on loans held in the TRS. There were no valuation allowances for deferred tax assets during the three and six months ended June 30, 2025 and 2024.
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

Index
primary market data, including newly funded loans, as well as secondary market data with respect to high-yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
The following tables present fair value measurements of loans held at fair value as of June 30, 2025 and December 31, 2024:

	Fair Value Measurement as of June 30, 2025
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$26,847,222	$—	$—	$26,847,222
Total	$26,847,222	$—	$—	$26,847,222

	Fair Value Measurement as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$30,510,804	$—	$—	$30,510,804
Total	$30,510,804	$—	$—	$30,510,804
The following table presents changes in loans that use Level 3 inputs as of and for the six months ended June 30, 2025:

Six months ended June 30, 2025
Total loans using Level 3 inputs at December 31, 2024	$30,510,804
Change in unrealized (losses) gains on loans at fair value, net	(1,741,448)
Loan repayments	(1,922,134)
Total loans using Level 3 inputs at June 30, 2025	$26,847,222
The change in unrealized losses included in the unaudited interim consolidated statements of operations attributable to loans held at fair value, categorized as Level 3, held as of June 30, 2025 is $(1,741,448).
The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of June 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of June 30, 2025
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loan	$26,847,222	Recovery analysis	Recovery rate	49.80% - 55.10%	52.45%
Total investment	$26,847,222

	As of December 31, 2024
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loan	$30,510,804	Recovery analysis	Recovery rate	54.90% - 60.00%	57.45%
Total investment	$30,510,804
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

Index
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
The following table details the book value and fair value of the Company’s financial instruments not recognized at fair value in the unaudited interim consolidated balance sheets as of June 30, 2025:

	As of June 30, 2025
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$3,410,065	$3,410,065
Loans held for investment at carrying value	$300,946,208	$256,542,083
Financial liabilities:
Senior notes payable, net	$88,907,680	$86,040,000
Cash and cash equivalents have a carrying value which approximates their fair value due to the short-term nature of these instruments. The Company categorizes the fair value measurement of these assets as Level 1. The Company’s loans held for investment are measured using unobservable inputs, or Level 3 inputs. The fair value of the Company’s 2027 Senior Notes is estimated using observable inputs based on the last available bid price in the market at the end of the period, or Level 2 inputs.
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

Index
The Incentive Compensation for the three and six months ended June 30, 2025 was zero and zero, respectively. The Incentive Compensation for the three and six months ended June 30, 2024 was approximately $2.9 million and $5.3 million, respectively.
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
The following table summarizes the related party costs incurred by the Company for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Affiliate Costs
Management fees	$941,100	$1,343,971	$1,885,870	$2,690,109
Less: outside fees earned	(260,742)	(214,190)	(389,322)	(588,993)
Base management fees	680,358	1,129,781	1,496,548	2,101,116
Incentive fees earned	—	2,855,247	—	5,346,674
General and administrative expenses reimbursable to Manager	565,349	740,619	1,127,845	1,515,983
Professional fees reimbursable to Manager	12,094	9,325	18,132	16,280
Total	$1,257,801	$4,734,972	$2,642,525	$8,980,053
Amounts payable to the Manager as of June 30, 2025 and December 31, 2024 were approximately $1.4 million and $3.1 million, respectively.
The Manager is a wholly-owned subsidiary of Castleground Holdings LLC (the “Parent Manager”). The outstanding equity of the Parent Manager is beneficially owned by certain officers as of the date of this Quarterly Report on Form 10-Q: 72.4% by Leonard Tannenbaum, Chairman of the Board, 9.7% by Robyn Tannenbaum, President and Chief Investment Officer, 9.7% by other Tannenbaum family members and trusts, 2.9% by Bernard Berman, a member of the Company’s Investment Committee, 2.5% by Daniel Neville, Chief Executive Officer, 1.5% by Brandon Hetzel, Chief Financial Officer and Treasurer, and 1.0% by Gabriel Katz, Chief Legal Officer and Secretary, respectively.
At the August Meeting, the Board, including a majority of the directors who are not “interested persons” (“Independent Directors”) of the Company (as that term is defined under the 1940 Act)), unanimously approved, subject to the approval of the Company’s shareholders, a new Investment Advisory Agreement between the Company and the Manager. If approved by the shareholders, the new Investment Advisory Agreement would enable the Company to operate as a BDC under the 1940 Act, as discussed further below in “Note 18—Subsequent Events”.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the Manager or its affiliates, including the Manager, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. Additionally, the Manager or its affiliates, including AFC Agent, may from time to time serve as administrative and collateral agent to the lenders under the Company’s loans. As of June 30, 2025, there were two co-invested loans held by the Company and affiliates of the Company.

Index
Unsecured Revolving Credit Facility with Affiliate
In December 2024, the Company entered the AFCF Credit Facility with AFC Finance LLC, an affiliate of the Company and Mr. and Mrs. Tannenbaum. The AFCF Credit Facility was terminated in April 2025. Refer to Note 8 for more information.
15.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the six months ended June 30, 2025 and 2024:

	Declaration Date	Record Date	Payment Date	Per Common Share Distribution Amount	Total Distribution Amount

Regular cash dividend	3/4/2024	3/31/2024	4/15/2024	$0.48	$9,920,205
Regular cash dividend	6/13/2024	6/24/2024	7/15/2024	0.48	9,920,205
Special cash dividend	6/27/2024	7/8/2024	7/15/2024	0.15	3,100,064
2024 Period Subtotal				$1.11	$22,940,474
Regular cash dividend	3/11/2025	3/31/2025	4/15/2025	$0.23	$5,197,082
Regular cash dividend	6/13/2025	6/30/2025	7/15/2025	0.15	3,389,267
2025 Period Subtotal				$0.38	$8,586,349
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

Index
The following table summarizes the financial statement lines included in net income from discontinued operations, net of tax for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Interest income	$—	$1,979,576	$—	$4,005,882
Expenses
General and administrative expenses	—	(21,025)	—	(21,568)
Professional fees	—	(646,800)	—	(1,156,336)
(Provision for) reversal of current expected credit losses	—	(71,854)	—	(71,854)
Net income from discontinued operations, net of tax	$—	$1,239,897	$—	$2,756,124
During the three and six months ended June 30, 2025 and 2024, Spin-Off costs incurred were zero and zero, respectively, and approximately $0.6 million and $1.1 million, respectively. Prior to the completion of the Spin-Off in the third quarter of 2024, Spin-Off costs were historically presented within professional fees in the consolidated statements of operations and are now included in the measurement and presentation of discontinued operations for all periods presented.
There were no assets or liabilities classified as discontinued operations as of June 30, 2025 or December 31, 2024.
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
During the three and six months ended June 30, 2025, interest income earned on the Company’s portfolio was concentrated with five and five borrowers, respectively, each comprising more than 10% of consolidated interest income for an aggregate amount of $5.8 million, or 72%, and $11.7 million, or 71%, of consolidated interest income, respectively. During the three and six months ended June 30, 2024, interest income earned on the Company’s portfolio was concentrated with five and two borrowers, respectively, each comprising more than 10% of consolidated interest income for an aggregate amount of $12.9 million, or 72%, and $13.0 million, or 40%, of consolidated interest income, respectively.
18.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. There were no material subsequent events, other than those described below, that required disclosure in these unaudited interim consolidated financial statements.

Index
In July 2025, AFC Agent delivered a notice of default and acceleration to Private Company P based on certain payment defaults, including the failure to make its interest payment when due for July 1, 2025, and began charging additional default interest of 5.0%, in accordance with the terms of the credit facility with Private Company P. The Company placed the loan with Private Company P on nonaccrual status effective June 1, 2025. AFC Agent, on behalf of the Company and its affiliates, is actively pursuing judicial and non-judicial remedies against Private Company P.
In August 2025, the Company entered into an agreement to purchase $10.0 million in outstanding principal amount of a senior secured term loan to Subsidiary of Public Company S, a publicly traded operator, at a 4.0% discount. The term loan under the Subsidiary of Public Company S Credit Facility accrues interest at a fixed rate per annum of 12.5% and matures in August 2030. Concurrently, the Company’s existing $10.0 million investment with Subsidiary of Public Company S was repaid at par plus accrued interest and the Company recognized an exit fee of approximately $0.2 million.
At the August Meeting, the Board, including a majority of the Independent Directors, unanimously approved, subject to the approval of the Company’s shareholders, a new Investment Advisory Agreement between the Company and the Manager. If approved by the shareholders, the new Investment Advisory Agreement would enable the Company to operate as a BDC under the 1940 Act. The Company believes that converting from a mortgage REIT to a BDC (the “Conversion”) would enable the Company to pursue a broader array of investment opportunities, as further discussed below. The Company expects, in the coming days, to file a preliminary proxy statement with the U.S. Securities and Exchange Commission (“SEC”) and, subsequently, to mail definitive proxy statements to its shareholders seeking their approval of (1) the new Investment Advisory Agreement and (2) in connection with its anticipated operation as a BDC, a reduction in the asset coverage ratio applicable to the Company (enabling the Company to utilize a greater degree of leverage than would otherwise be permitted), all of which will be more fully described in the proxy statement. In addition, in the coming months, the Board will consider other matters necessary to effect the Company’s conversion to a BDC. There can be no assurance that the Board or the Company’s shareholders will approve the matters necessary for the Company to convert to a BDC. BDC conversion expenses incurred were approximately $0.2 million and $0.2 million for the three and six months ended June 30, 2025, respectively.
The Company currently operates as a mortgage REIT and has historically focused on lending to cannabis operators. In order to qualify as a mortgage REIT for income tax purposes and avoid being subject to registration under the 1940 Act, the Company currently must focus its investments in certain types of real estate-related assets, including loans collateralized by real property, which limits the universe of qualifying assets. The Company is pursuing the Conversion, which, subject to shareholder approval, will result in the Company ceasing to operate as a mortgage REIT and electing to be regulated as a BDC under the 1940 Act, to enable it to invest in a much broader universe of assets, including both real estate- and non-real estate-related assets. Following the Conversion, the Company expects that it would seek to qualify to be treated as a regulated investment company for federal income tax purposes.
The Company has historically targeted lending to vertically integrated cannabis companies with significant real estate holdings. Given the capital-intensive nature of the cannabis industry, combined with the high cost of capital, many operators do not own real estate, which significantly limits the universe of cannabis operators to which the Company can lend as a mortgage REIT. The Conversion would allow the Company to invest in non-real estate covered vertically integrated operators.
In addition, following the Conversion, the Company intends to continue investing in businesses ancillary to the cannabis industry, as contemplated under the Sixth Amendment. Ancillary cannabis businesses can have high growth potential, but often do not own real property and have limited access to debt capital. If completed, the transition to a BDC will enable the Company to significantly expand its investment universe by increasing its ability to lend to ancillary cannabis businesses as well as non-real estate covered vertically integrated operators.

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
Please see the section entitled “Risk Factors” located in our Annual Report on Form 10-K, filed with the SEC on March 13, 2025 and subsequently filed Quarterly Reports on Form 10-Q, for a further discussion of these and other risks and uncertainties which could affect our future results. These forward-looking statements apply only as of the date of this report and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in SEC filings or otherwise.
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes and other information included in this Quarterly Report on Form 10-Q (the “Form 10-Q”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” in this Form 10-Q, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
Overview
Advanced Flower Capital Inc. is an institutional lender that was founded in July 2020 by a veteran team of investment professionals. We primarily originate, structure, underwrite, invest in and manage senior secured loans and other types of mortgage loans and debt securities, with a specialization in loans to cannabis industry operators in states that have legalized medical and/or adult-use cannabis. Our investment guidelines primarily relate to deploying capital in attractive lending opportunities, typically secured by real estate, equipment, cash flows and license value, to (i) state law-compliant cannabis operators and ancillary cannabis companies and (ii) other public and privately held middle-market companies.
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

Index
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
At the August Meeting, the Board approved the Sixth Amendment, which expands our investment strategy. Accordingly, under the Sixth Amendment, we expanded our investment strategy and intend to additionally originate, structure, underwrite, invest in and manage senior secured mortgage loans and other types of loans and debt securities to companies ancillary to the cannabis industry as well as companies outside of the cannabis industry. Businesses ancillary to the cannabis industry may include, but are not limited to, brand developers, business services providers, and equipment and consumables providers. We believe there are also attractive lending opportunities in companies ancillary to and outside of the cannabis industry that could generate attractive risk-adjusted returns. The investment team has over 30 years of experience in direct lending outside of the cannabis industry across $10 billion of transactions. By expanding the investment mandate, we expect to be able to diversify its exposure across industries and credit risk profiles while maintaining deal selectivity.
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
At the August Meeting, the Board, including a majority of the Independent Directors, unanimously approved, subject to the approval of our shareholders, a new Investment Advisory Agreement between us and the Manager. If approved by our shareholders, the new Investment Advisory Agreement would enable us to operate as a BDC under the 1940 Act. We believe that the Conversion would enable us to pursue a broader array of investment opportunities, as further discussed above. The Company expects, in the coming days, to file a preliminary proxy statement with the SEC and, subsequently, to mail definitive proxy statements to its shareholders seeking their approval of (1) the new Investment Advisory Agreement and (2) in connection with its anticipated operation as a BDC, a reduction in the asset coverage ratio applicable to the us (enabling us to utilize a greater degree of leverage than would otherwise be permitted), all of which will be more fully described in the proxy statement. In addition, in the coming months, the Board will consider other matters necessary to effect our conversion to a BDC. There can be no assurance that the Board or our shareholders will approve the matters necessary for us to convert to a BDC.
We are pursuing the Conversion, which, subject to shareholder approval, will result in the Company ceasing to operate as a mortgage REIT and electing to be regulated as a BDC under the 1940 Act. Following the Conversion, we would be able to invest in a much broader universe of assets, including both real estate- and non-real estate-related assets.
We have historically targeted lending to vertically integrated cannabis companies with significant real estate holdings. Given the capital-intensive nature of the cannabis industry, combined with the high cost of capital, many operators do not own real estate, which significantly limits the universe of cannabis operators to which we can lend as a mortgage REIT. The Conversion would allow us to invest in non-real estate covered vertically integrated operators.
In addition, following the Conversion, we intend to continue investing in businesses ancillary to the cannabis industry, as contemplated under the Sixth Amendment. Ancillary cannabis businesses can have high growth potential, but often do not

Index
own real property and have limited access to debt capital. If completed, the transition to a BDC will enable us to significantly expand its investment universe by increasing its ability to lend to ancillary cannabis businesses as well as non-real estate covered vertically integrated operators.
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
Developments During the Second Quarter June 30, 2025:
Updates to Our Loan Portfolio During the Second Quarter June 30, 2025
In April 2025, we received a voluntary prepayment from Private Company L of approximately $2.0 million, which was applied to our outstanding principal balance, recognizing $48.8 thousand in exit fees.
In April 2025, we entered into a $14.0 million senior secured credit facility with Subsidiaries of Private Company V. The loan was originated at a discount of 3.0% and matures April 1, 2029. The loan bears cash interest at 12.5% and 1.5% interest paid-in kind. At closing, approximately $10.5 million was drawn and the remainder is available to be drawn within one year of closing.
In May 2025, we were fully repaid on our loan with Private Company T at par plus accrued interest. The outstanding principal of the senior secured term loan on the date of repayment was approximately $7.7 million.
In May 2025, we were fully repaid on our loan with Subsidiary of Public Company M at par plus accrued interest. The outstanding principal of our investment on the date of repayment was approximately $2.8 million.
In June 2025, we deemed our equipment loan receivable with Public Company A uncollectible and wrote off the remaining balance. At the time of write-off, the equipment loan with Public Company A had an outstanding principal balance of approximately $1.8 million and amortized cost of approximately $1.8 million. Prior to the write-off, the loan receivable had a CECL Reserve that was fully reserved for. In the second quarter of 2025, we wrote off $1.8 million, which was equal to the carrying value of the loan receivable, excluding the CECL Reserve at the time the loan was written off.
In April 2025, we and AFC Agent (collectively, the “AFC Parties”) commenced separate legal actions against (i) two shareholders of the parent of Subsidiary of Private Company G in the United States District Court for the Southern District of New York asserting claims for violations of the Racketeer Influenced and Corrupt Organizations Act, breach of a shareholder guaranty, tortious interference with contract, fraud, aiding and abetting fraud, and conversion and (ii) the parent of Subsidiary of Private Company G in New York state court asserting a claim for breach of contract arising from its failure to satisfy its obligations under a guaranty agreement related to the Company’s credit facility with Subsidiary of Private Company G. In June 2025, the AFC Parties filed an amended complaint against two shareholders of the parent of Subsidiary of Private Company G, asserting claims for breach of contract, tortious interference with contract, fraud, aiding and abetting fraud, and conversion. In April 2025, two Subsidiary of Private Company G-affiliated cannabis companies (the “Plaintiffs”) that are borrowers the Company’s credit facility with Subsidiary of Private Company G filed a complaint in the United States District Court for the District of New Jersey alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, and violations of the New York Uniform Commercial Code in connection with the Company’s termination of a forbearance agreement between the parties. On May 9, 2025, the court granted Plaintiffs’ request for a preliminary injunction, enjoining the Company from seizing any of Plaintiffs’ assets or

Index
cash or seeking any remedy for Subsidiary of Private Company G’s failure to (a) cooperate in the foreclosure proceeding on the Pennsylvania property; (b) provide annual audited financial statements for fiscal years 2023 and 2024; or (c) obtain a certificate of occupancy for the New Jersey facility by May 15, 2024. The AFC parties have appealed the preliminary injunction ruling to the Third Circuit Court of Appeals and are seeking an expeditious resolution of the appeal. Following the filing of the appeal, the Plaintiffs filed an amended complaint in the District Court, asserting an additional claim seeking declaratory relief regarding the loan balance. The credit facility to Subsidiary of Private Company G matures on May 1, 2026.
Because each of these actions are in their early stages, no reasonable estimate of possible outcomes resulting from these legal actions can be made at this time.
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
The ATM Program and related Sales Agreement expired in April 2025, in connection with the expiration of our Prior Shelf Registration Statement. During the three and six months ended June 30, 2025, the Company did not sell any shares of the Company’s common stock under the Sales Agreement. We do not currently have an ATM program, but we may enter into a new ATM program and related sales agreement in the future pursuant to which sales may be made under the Shelf Registration Statement.
Dividends Declared Per Share
For the six months ended June 30, 2025, we declared the following cash dividend:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Payment Date	Amount per Share	Total Amount
March 11, 2025	March 31, 2025	April 15, 2025	$0.23	$5,197,082
June 13, 2025	June 30, 2025	July 15, 2025	0.15	3,389,267
2025 Period Subtotal			$0.38	$8,586,349
Recent Developments
In July 2025, AFC Agent delivered a notice of default and acceleration to Private Company P based on certain payment defaults, including the failure to make its interest payment when due for July 1, 2025, and began charging additional default interest of 5.0%, in accordance with the terms of the credit facility with Private Company P. The loan with Private Company P on nonaccrual status effective June 1, 2025. AFC Agent, on behalf of the Company and its affiliates, is actively pursuing judicial and non-judicial remedies against Private Company P.
In August 2025, we entered into an agreement to purchase $10.0 million in outstanding principal amount of a senior secured term loan to Subsidiary of Public Company S, a publicly traded operator, at a 4.0% discount. The term loan under the Subsidiary of Public Company S Credit Facility accrues interest at a fixed rate per annum of 12.5% and matures in August 2030. Concurrently, our existing $10.0 million investment with Subsidiary of Public Company S was repaid at par plus accrued interest and we recognized an exit fee of approximately $0.2 million.
At the August Meeting, the Board approved the Sixth Amendment, which expands the Company’s investment strategy (as discussed above in “Note 1—Organization”). In addition, the Board approved at the August Meeting a new Investment

Index
Advisory Agreement, which will be submitted to shareholders for approval. The proposal related to the new Investment Advisory Agreement relates to the Conversion (as discussed above in “Note 18—Subsequent Events”).
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings, book value per share and dividends declared per share.
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our common stock as of June 30, 2025 and December 31, 2024 was approximately $8.18 and $9.02, respectively.
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

Index
The following table provides a reconciliation of GAAP net income (loss) to distributable earnings:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(13,164,651)	$16,446,121	$(9,096,966)	$16,392,005
Adjustments to net income (loss):
Stock-based compensation expense	484,502	369,343	1,038,251	912,565
Depreciation and amortization	—	—	—	—
Unrealized losses (gains) or other non-cash items	1,055,970	1,420,001	1,741,448	5,033,694
Provision for (reversal of) current expected credit losses(1)(2)	14,074,320	(6,190,240)	13,374,896	(1,258,566)
TRS loss (income), net of dividends	934,187	(624,235)	870,605	306,998
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—	—	—
Distributable earnings	$3,384,328	$11,420,990	$7,928,234	$21,386,696
Basic weighted average shares of common stock outstanding	22,114,341	20,400,004	22,106,205	20,396,940
Distributable earnings per basic weighted average share	$0.15	$0.56	$0.36	$1.05
(1) The provision for current expected credit losses above includes zero and zero for the three and six months ended June 30, 2025, respectively, and approximately $71.9 thousand and $71.9 thousand for the three and six months ended June 30, 2024, respectively, in connection with the Spin-Off, which is included in the net income from discontinued operations, net of tax financial statement line on the consolidated statements of operations.
(2) The provision for (reversal of) current expected credit losses is presented net of the current period write-off. Refer to Note 6.
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

Index
Results of Operations for the three and six months ended June 30, 2025 and 2024
The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue
Interest income	$8,061,509	$17,977,945	$16,519,757	$32,312,699
Interest expense	(1,858,174)	(1,573,275)	(3,673,445)	(3,176,438)
Net interest income	6,203,335	16,404,670	12,846,312	29,136,261
Expenses
Management and incentive fees, net (less rebate of $260,742, $214,190, $389,322 and $588,993, respectively)	680,358	3,985,028	1,496,548	7,447,790
General and administrative expenses	845,750	1,032,785	1,580,707	2,084,638
Stock-based compensation	484,502	369,343	1,038,251	912,565
Professional fees	361,104	367,408	733,040	814,440
BDC conversion expenses	226,780	—	226,780	—
Total expenses	2,598,494	5,754,564	5,075,326	11,259,433
(Provision for) reversal of current expected credit losses	(15,851,566)	6,262,094	(15,152,142)	1,330,420
Realized (losses) gains on investments, net	—	—	—	(93,338)
Change in unrealized gains (losses) on loans at fair value, net	(1,055,970)	(1,420,001)	(1,741,448)	(5,033,694)
Net (loss) income from continuing operations before income taxes	(13,302,695)	15,492,199	(9,122,604)	14,080,216
Income tax (benefit) expense	(138,044)	285,975	(25,638)	444,335
Net (loss) income from continuing operations	(13,164,651)	15,206,224	(9,096,966)	13,635,881
Net income (loss) from continuing operations. Our net loss from continuing operations allocable to our common shareholders for the three and six months ended June 30, 2025, was approximately $(13.2) million and $(9.1) million, or $(0.60) and $(0.42) per basic weighted average common share from continuing operations, respectively, compared to net income from continuing operations allocable to our common shareholders of approximately $15.2 million and $13.6 million, or $0.74 and $0.66 per basic weighted average common share from continuing operations for the three and six months ended June 30, 2024, respectively.
Interest income. Interest income decreased approximately $(9.9) million, or (55.2)%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was driven by three loan exits in the prior period, resulting in less interest income of $(8.8) million, which included nonrecurring prior period activity such as: repayment of past due cash interest of approximately $2.3 million, acceleration of unaccreted OID upon exit of $1.9 million, default interest of approximately $0.6 million when the loan with Subsidiary of Public Company H was sold and repaid in cash in June 2024, $1.0 million exit fee recognized with the sale of Private Company B in June 2024 and $1.7 million exit fee recognized in May 2024 related to the repayment of our loan with Private Company C. Loans on nonaccrual status had lower interest income of $(2.4) million period over period for the three months ended.
Interest income decreased $(15.8) million, or (48.9)%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This decrease was driven by fewer exits and related fees in the current period compared to the prior period. During the six months ended June 30, 2024, four loans were exited, which included $(8.2) million nonrecurring prior period interest income relating to: repayment of past due cash interest of approximately $2.3 million, acceleration of unaccreted OID upon exit of $1.9 million, default interest of approximately $0.6 million when the loan with Subsidiary of Public Company H was sold and repaid in cash in June 2024, $1.0 million exit fee recognized with the sale of Private Company B in June 2024, $1.7 million exit fee recognized in May 2024 related to the repayment of our loan with Private Company C, and repayment of past due interest in cash of $0.7 million when our loan with Private Company I was

Index
repaid in March 2024. Loans on nonaccrual status had lower interest income of $(4.2) million period over period for the six months ended.
Interest expense. Interest expense increased approximately $0.3 million, or 18.1%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, driven by an increase in borrowings on our Revolving Credit Facility resulting in additional interest expense of $0.3 million.
Interest expense increased approximately $0.5 million, or 15.6%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, driven by an increase in borrowings on our Revolving Credit Facility resulting in additional interest expense of $0.4 million and an increase in unused fees of $0.1 million, respectively.
Management and incentive fees, net. Management fees decreased approximately $(0.4) million, or (39.8)%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Management fees decreased approximately $(0.6) million, or (28.8)%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease in both the three and six months ended period over period was driven by lower equity, attributable to the Spin-Off of SUNS completed on July 9, 2024. In connection with the Spin-Off, we recognized a reduction to additional paid-in capital of approximately $115 million.
Incentive fees decreased approximately $(2.9) million and $(5.3) million, for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, respectively, driven by lower Core Earnings (as defined in the Management Agreement). There was no incentive fee incurred during the three and six months ended June 30, 2025.
General and administrative expenses. General and administrative expenses decreased approximately $(0.2) million, or (18.1)%, and decreased $(0.5) million, or (24.2)%, and for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, respectively. The decrease in both the three and six months ended was primarily due to less reimbursable shared expenses allocated by our Manager of approximately $(0.2) million and $(0.4) million, respectively.
Stock-based compensation. Stock-based compensation increased $0.1 million, or 31.2%, and $0.1 million, or 13.8%, for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, respectively.
Professional fees. Professional fees decreased approximately $(6.3) thousand, or (1.7)%, and decreased $(0.1) million, or (10.0)%, for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, respectively.
BDC conversion expenses. BDC conversion expenses are expensed as incurred and primarily include legal fees related to the creation and organization of our election to be regulated as a BDC. The Conversion process began during the second quarter of 2025 and we incurred approximately $0.2 million and $0.2 million of conversion expenses during the three and six months ended June 30, 2025, respectively. No such costs were incurred in the prior year.
Realized (losses) gains. The decrease in realized losses recognized for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, was driven by a realized loss recognized in the prior period due to separate sales of our investment in Subsidiary of Public Company M. There were no realized losses recognized during the three and six months ended June 30, 2025, respectively.
Unrealized (losses) gains. Investments in loans held at fair value are recorded on the trade date at cost, which reflects the amount of principal funded net of any original issue discounts. An unrealized gain arises when the fair value of the loan portfolio exceeds its cost and an unrealized loss arises when the fair value of the loan portfolio is less than its cost. The net change in unrealized gain (loss) of approximately $0.4 million and $3.3 million for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, respectively, was driven by the sale of our loan with Private Company B in the prior period with an unrealized loss that was recovered, as well as the net change in the valuation of the loans, which was impacted by changes in market yields, revenue multiples, and recovery rates.
Income tax (benefit) expense. Income taxes decreased approximately $(0.4) million, or (148.3)%, and decreased $(0.5) million, or (105.8)%, for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, respectively. The change was driven by an excise tax refund received in the current period of approximately $(0.1) million and lower federal and state taxes incurred driven by lower taxable income.

Index
Provision for Current Expected Credit Losses
The provision for current expected credit losses increased approximately $22.1 million, or 353.1%, and $16.5 million, or 1238.9%, for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, respectively. The balance as of June 30, 2025 was approximately $44.0 million, or 14.61%, of our total loans held at carrying value with a balance of approximately $300.9 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of approximately $43.8 million and (ii) a liability for unfunded commitments of approximately $0.1 million. The balance as of June 30, 2024 was approximately $25.1 million, or 10.54%, of our total loans held at carrying value and loan receivable held at carrying value balance of approximately $238.0 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $25.0 million and (ii) a liability for unfunded commitments of approximately $0.1 million. June 30, 2024 CECL Reserve balances exclude the commercial real estate loan portfolio and related CECL Reserve of SUNS in connection with the Spin-Off. The CRE CECL Reserve is included within discontinued operations for the prior periods presented. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion when determining the amount to allocate to its CECL Reserve. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan. The change in the provision for current expected credit losses for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was due to changes in macroeconomic factors, changes to the loan portfolio including new commitments and repayments, borrower payment status, and changes in other data points we use in estimating the reserve.
Loan Portfolio
As of June 30, 2025, our portfolio was comprised of 15 loans (such portfolio, our “Existing Portfolio”). The aggregate originated commitment under these loans was approximately $370.3 million and outstanding principal was approximately $359.6 million as of June 30, 2025. As of June 30, 2025, our portfolio had a weighted-average estimated YTM of approximately 18% and was secured by various types of assets of our borrowers, including real property and personal property, such as cash flows and the value associated with licenses (where applicable), equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.
As of June 30, 2025, we had four loans on nonaccrual status, which included three loans held for investment with a carrying value of $104.2 million and carrying value net of CECL Reserve of $65.3 million, and one loan held at fair value with an outstanding principal balance of $51.2 million and fair value of $26.8 million.

Index
The table below summarizes our total loan portfolio as of June 30, 2025, unless otherwise specified. Borrower names have been kept confidential due to confidentiality agreement obligations.

Loan Names	Original Funding Date(1)	Loan Maturity	AFC Loan, net of Syndication	% of Total AFC	Principal Balance as of 6/30/2025	Cash Interest Rate	PIK	Fixed/ Floating	Amortization During Term	YTM (2)(3)
Private Co. A(4)	5/8/2020	5/8/2024	$42,520,761	11.5%	$51,186,315	13.0%	2.5%	Fixed	No	17%
Sub of Private Co. G(5)	4/30/2021	5/1/2026	73,164,277	19.8%	78,880,165	12.5%	N/A	Fixed	No	17%
Private Co. J	8/30/2021	9/1/2025	28,500,000	7.7%	23,359,234	16.3%	2.0%	Floating	Yes	25%
Private Co. K(6)	4/28/2022	5/3/2027	13,229,626	3.6%	12,195,762	16.3%	2.0%	Floating	Yes	22%
Private Co. L	4/20/2022	5/1/2026	32,757,254	8.7%	30,443,356	13.0%	N/A	Floating	Yes	19%
Private Co. M	7/31/2023	7/31/2026	30,000,000	8.1%	26,599,497	9.0%	N/A	Fixed	Yes	18%
Private Co. N - Real Estate	3/22/2024	4/1/2028	19,327,505	5.2%	19,327,505	12.5%	N/A	Floating	Yes	16%
Private Co. N - Non-Real Estate	3/22/2024	4/1/2028	17,200,000	4.6%	17,200,000	12.5%	N/A	Floating	Yes	16%
Private Co. O	5/20/2024	6/1/2028	7,500,000	2.0%	5,014,073	13.5%	N/A	Floating	Yes	18%
Private Co. P(7)	6/18/2024	7/1/2027	15,126,433	4.1%	15,609,914	13.0%	N/A	Fixed	Yes	16%
Private Co. Q	8/16/2024	9/1/2028	11,000,000	3.0%	6,072,508	13.8%	N/A	Floating	Yes	18%
Private Co. R	10/4/2024	11/1/2027	41,000,000	11.1%	36,427,033	12.0%	N/A	Floating	Yes	15%
Sub. of Public Co. S	11/19/2024	8/12/2026	10,000,000	2.7%	10,000,000	9.5%	N/A	Fixed	No	10%
Private Co. U	2/14/2025	3/1/2028	15,000,000	4.1%	15,000,000	14.0%	N/A	Fixed	Yes	16%
Sub of Private Co. V	4/1/2025	4/1/2029	14,000,000	3.8%	12,276,704	12.5%	1.5%	Fixed	Yes	17%
		Subtotal(8)	$370,325,856	100.0%	$359,592,066	12.7%	0.6%			18%
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
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of June 30, 2025 applied through maturity. Actual results could differ from those estimates and assumptions.
(3)Estimated YTM for the loan with Private Company A is enhanced by purchase discounts attributed to the fair value of equity warrants that were separated from the loan prior to our acquisition of such loan. The purchase discounts accrete to income over the respective remaining terms of the applicable loan.
(4)Cash interest and PIK interest rates for Private Company A represent a blended rate of differing cash interest and PIK interest rates applicable to each of the tranches to which the Company is a lender under the senior secured term loan credit facility with Private Company A (as may be amended, restated, and supplemented or otherwise modified from time to time, the “Private Company A Credit Facility”). In October 2023, AFC Agent delivered a notice of default to Private Company A based on certain financial and other covenant defaults and began charging additional default interest of 5.0%, beginning as of July 1, 2023, in accordance with the terms of the Private Company A Credit Facility. Effective March 1, 2024, Private Company A was placed on nonaccrual status. The maturity date passed on the credit facility to Private Company A without repayment. In November 2023, Private Company A was placed into receivership to maintain the borrower’s operations and maximize value for the benefit of its creditors. The court-appointed receiver is determining the amount of principal payments the borrower is able to repay either from operations or from sale of collateral assets on a monthly basis.
(5)Effective December 1, 2023, the Company placed the borrower on nonaccrual status.
(6)Effective December 1, 2023, the Company placed the borrower on nonaccrual status.
(7)Effective June 1, 2025, the Company placed the borrower on nonaccrual status.
(8)The interest and PIK subtotal rates are weighted average rates.
Loans Held for Investment at Fair Value
As of June 30, 2025 and December 31, 2024, our portfolio included one loan held at fair value. The aggregate commitment

Index
under this loan was approximately $42.5 million and $44.4 million, respectively, and outstanding principal was approximately $51.2 million and $53.1 million as of June 30, 2025 and December 31, 2024, respectively. For the six months ended June 30, 2025, we received approximately $1.9 million of principal repayments of loans held at fair value. As of June 30, 2025 and December 31, 2024, our loan held at fair value did not have a floating interest rate.
The following tables summarize our loan held at fair value as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loan	$26,847,222	$48,318,884	$51,186,315	0.0
Total loan held at fair value	$26,847,222	$48,318,884	$51,186,315	0.0

	As of December 31, 2024
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loan	$30,510,804	$50,241,018	$53,108,449	0.0
Total loan held at fair value	$30,510,804	$50,241,018	$53,108,449	0.0
(1)Refer to Note 13 to our consolidated financial statements titled “Fair Value”.
(2)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID and loan origination costs.
(3)As of June 30, 2025 and December 31, 2024, the maturity date passed on the credit facility with Private Company A without repayment.
The following table presents changes in loans held at fair value as of and for the six months ended June 30, 2025:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loan held at fair value at December 31, 2024	$53,108,449	$(2,867,431)	$(19,730,214)	$30,510,804
Change in unrealized gains (losses) on loans at fair value, net	—	—	(1,741,448)	(1,741,448)
Loan repayments	(1,922,134)	—	—	(1,922,134)
Total loan held at fair value at June 30, 2025	$51,186,315	$(2,867,431)	$(21,471,662)	$26,847,222
Loans Held for Investment at Carrying Value
As of June 30, 2025 and December 31, 2024, our portfolio included 14 and 14 loans held at carrying value, respectively. As of June 30, 2025 and December 31, 2024, the aggregate originated commitment under these loans was approximately $327.8 million and $312.8 million, respectively, and outstanding principal was approximately $308.4 million and $301.8 million, respectively. During the six months ended June 30, 2025, we funded approximately $30.0 million of new loans and additional principal and had approximately $23.6 million of principal repayments of loans held at carrying value. As of June 30, 2025 and December 31, 2024, approximately 49% and 52%, respectively, of our loans held at carrying value had

Index
floating interest rates. As of June 30, 2025, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) quoted at 4.3% and subject to a weighted average floor of 3.8% based on outstanding principal.
The following tables summarize our loans held at carrying value as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$308,405,751	$(7,459,543)	$300,946,208	1.6
Total loans held at carrying value	$308,405,751	$(7,459,543)	$300,946,208	1.6

	As of December 31, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$301,755,791	$(8,493,417)	$293,262,374	1.9
Total loans held at carrying value	$301,755,791	$(8,493,417)	$293,262,374	1.9
(1)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of June 30, 2025 and December 31, 2024.
The following table presents changes in loans held at carrying value as of and for the six months ended June 30, 2025:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2024	$301,755,791	$(8,493,417)	$293,262,374
New fundings	29,978,647	(795,000)	29,183,647
Accretion of original issue discount	—	1,828,874	1,828,874
Loan repayments	(13,608,683)	—	(13,608,683)
PIK interest	266,550	—	266,550
Loan amortization payments	(9,986,554)	—	(9,986,554)
Total loans held at carrying value at June 30, 2025	$308,405,751	$(7,459,543)	$300,946,208
Loan Receivable Held at Carrying Value
As of June 30, 2025 and December 31, 2024, our portfolio included zero and one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately zero and $1.9 million as of June 30, 2025 and December 31, 2024, respectively. During the six months ended June 30, 2025, we received $0.1 million of principal repayments of loan receivable held at carrying value. Based on discussions with the collateral agent, we do not expect future proceeds and deemed the remaining balance on the loan with Public Company A to be uncollectible. Prior to the write-off, the loan receivable had a CECL Reserve that was fully reserved for. In the second quarter of 2025, we wrote off $1.8 million, which was equal to the carrying value of the loan receivable, excluding the CECL Reserve at the time the loan was written off.

Index
The following table presents changes in loans receivable as of and for the six months ended June 30, 2025:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2024	$1,897,324	$(1,686)	$1,895,638
Loan repayments	(118,392)	—	(118,392)
Loan write-off	(1,778,932)	1,686	(1,777,246)
Total loan receivable held at carrying value at June 30, 2025	$—	$—	$—
Collateral Overview
Our loans are typically secured by various types of assets of our borrowers, including real property and certain personal property, such as cash flows and the value associated with licenses (where applicable), equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.
With respect to our loans to cannabis operators, we do not have liens on cannabis inventory and are generally restricted from taking ownership of state licenses by current statutory prohibitions and exchange listing standards. The documents governing our loans also include a variety of provisions intended to provide remedies against the value associated with licenses. For example, some loan documents require a grant of a security interest in all property of the entities holding licenses to the extent not prohibited by applicable law or regulations (or requiring regulatory approval), equity pledges of entities holding licenses, receivership remedies and/or other remedies to secure the value associated with the borrowers’ licenses. Upon default of a loan, we may seek to sell the loan to a third party or have an affiliate or a third party work with the borrower to have the borrower sell collateral securing the loan to a third party or institute a foreclosure proceeding to have such collateral sold, in each case, to generate funds towards the payoff of the loan. While we believe that the appraised value of any real estate assets or other collateral securing our loans may impact the amount of the recovery in each such scenario, the amount of any such recovery from the sale of such real estate or other collateral may be less than the appraised value of such collateral and the sale of such collateral may not be sufficient to pay off the remaining balance on the defaulted loan. Becoming the holder of a license through foreclosure or otherwise, the sale of a license or other realization of the value of licenses requires the approval of regulatory authorities. As of June 30, 2025, our portfolio of assets held outside of TRS1 had a weighted average real estate collateral coverage of approximately 1.0 times our aggregate committed principal amount of such loans, with the real estate collateral coverage for each of our loans measured as of the time of closing for such loan and based on various sources of data available at such time. We calculate our weighted average real estate collateral coverage by estimating the underlying value of our real estate collateral based on various objective and subjective factors, including, without limitation, third-party appraisals, total cost basis of the subject property and/or our own internal estimates.
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
Our net cash provided by operating activities for the six months ended June 30, 2025 of approximately $5.7 million was less than our dividends declared of $8.6 million made during the same period due to earned OID of $1.8 million. OID relates to cash withheld by the Company upon funding of its investments and is included under the ‘Supplemental disclosure of non-cash activity’ on the Consolidated Statements of Cash Flows.
As of June 30, 2025 and December 31, 2024, all of our cash was unrestricted and totaled approximately $3.4 million and $103.6 million, respectively.
As of June 30, 2025, we believe that our cash on hand, capacity available under the Revolving Credit Facility and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
Capital Markets
Our current Shelf Registration Statement became effective on April 25, 2025, allowing us to sell, from time to time in one or more offerings, up to $1.0 billion of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock or preferred stock. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. As of June 30, 2025, the ATM Program was no longer in effect.
The ATM Program and related Sales Agreement expired in April 2025, in connection with the expiration of our Prior Shelf Registration Statement. During the three months ended June 30, 2025, we did not sell any shares of our common stock under the Sales Agreement. We do not currently have an ATM program, but we may enter into a new ATM program and related sales agreement in the future pursuant to which sales may be made under the Shelf Registration Statement.
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
Revolving Credit Facility
On April 29, 2022, we entered into the Revolving Credit Facility, which contained initial aggregate commitments of $60.0 million from two FDIC-insured banking institutions, (which may be increased to up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by us and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement. The Revolving Credit Facility’s initial maturity date of April 29, 2025 was extended to April 29, 2028 under Amendment Number Four to the Revolving Credit Agreement, as described further below.
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

Index
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
In June 2025, we entered into Amendment Number Five to the Loan and Security Agreement, by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto. The Amendment among other things increased the commitment from the lenders by $20.0 million, to a total aggregate commitment of $50.0 million.
Our obligations under the Revolving Credit Facility are secured by certain assets of ours comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, we are subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.50 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of us and our subsidiaries. To the best of our knowledge, as of June 30, 2025, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
AFCF Credit Facility
In December 2024, we entered into the AFCF Credit Facility, which provides for an unsecured revolving credit facility with a $40.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the AFCF Credit Agreement.
In April 2025, in conjunction with the entry by the Company into Amendment Number Four to the Revolving Credit Facility, we terminated that certain AFCF Credit Agreement, dated December 17, 2024. At the time of termination, we had no borrowings outstanding and $40.0 million of availability under our AFCF Credit Agreement. As of June 30, 2025, the AFCF Credit Facility was no longer in effect.
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

Index
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
Debt Service
As of June 30, 2025, we believe that our cash on hand, capacity available under our Revolving Credit Facility and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.
Cash Flows
Cash provided by (used in) operating, investing and financing activities of continuing operations for the six months ended June 30, 2025 and 2024 is as follows:

	Six months ended June 30,
	2025	2024
Net cash provided by (used in) operating activities of continuing operations	$5,681,365	$14,013,649
Net cash (used in) provided by investing activities of continuing operations	$(3,547,884)	$96,634,888
Net cash (used in) provided by financing activities of continuing operations	$(102,333,876)	$(27,097,400)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations
Net cash provided by operating activities of continuing operations during the six months ended June 30, 2025 was approximately $5.7 million, compared to approximately $14.0 million for the same period in 2024. The decrease of approximately $(8.3) million period over period was primarily due lower revenue and related incoming cash payments from borrowers due to loans on nonaccrual status and no sales of loans in the current year, partially offset by lower management and incentive paid to our Manager period over period.
Net Cash (Used in) Provided by Investing Activities of Continuing Operations
Net cash used in investing activities of continuing operations during the six months ended June 30, 2025 was approximately $(3.5) million, compared to approximately $96.6 million for the same period in 2024. The decrease in net cash used in investing activities of approximately $(100.2) million during the six months ended June 30, 2024 to June 30, 2025 was primarily due to a decrease on loan repayments of approximately $(14.2) million and a decrease in loan repayments from the prior period of $(96.1) million.
Net Cash (Used in) Provided by Financing Activities of Continuing Operations
Net cash used in financing activities of continuing operations during the six months ended June 30, 2025 was approximately $(102.3) million, compared to approximately $(27.1) million for the same period in 2024. The decrease of approximately $(75.2) million during the six months ended June 30, 2024 to June 30, 2025 was primarily due to a decrease in borrowings on the Revolving Credit Facility and the AFCF Credit Facility of $(59.5) million in the aggregate and increase in repayments on the Revolving Credit Facility and the AFCF Credit Facility of $(23.1) million in the aggregate.

Index
Cash provided by (used in) operating, investing and financing activities of discontinued operations for the six months ended June 30, 2025 and 2024 is as follows:

	Six months ended June 30,
	2025	2024
Net cash provided by (used in) operating activities of discontinued operations	$—	$2,678,448
Net cash (used in) provided by investing activities of discontinued operations	$—	$(37,557,988)
Net cash provided by (used in) financing activities of discontinued operations	$—	$—
Net Cash Provided by (Used in) Operating Activities of Discontinued Operations
Net cash provided by operating activities of discontinued operations during the six months ended June 30, 2025 was zero, compared to approximately $2.7 million for the same period in 2024. The decrease of approximately $(2.7) million during the six months ended June 30, 2024 to June 30, 2025 was primarily due to a decrease in net income from discontinued operations of $(2.8) million and changes in working capital of $0.1 million, respectively.
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations
Net cash used in investing activities of discontinued operations during the six months ended June 30, 2025 was zero, compared to net cash provided by investing activities of $(37.6) million for the same period in 2024. The increase of net cash used in investing activities of discontinued operations was primarily due to the issuance and fundings on loans of approximately $(50.8) million, offset by principal repayments of loans of $13.3 million, respectively.
Net Cash Provided by (Used in) Financing Activities of Discontinued Operations
There were no cash flows related to financing activities of discontinued operations during the six months ended June 30, 2025 and 2024.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of June 30, 2025 are as follows:

	As of June 30, 2025
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$5,209,223	$4,927,492	$—	$—	$10,136,715
Total	$5,209,223	$4,927,492	$—	$—	$10,136,715
As of June 30, 2025, all unfunded commitments were related to our total loan commitments and were available for funding in less than two years.
We also had the following contractual obligations as of June 30, 2025 relating to the 2027 Senior Notes:

	As of June 30, 2025
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations(1)	$5,175,000	$95,175,000	$—	$—	$100,350,000
Total	$5,175,000	$95,175,000	$—	$—	$100,350,000
(1) Amounts include projected interest payments during the period based on interest rates in effect as of June 30, 2025.
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

Index
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
Critical Accounting Policies and Estimates
As of June 30, 2025, there were no significant changes in or changes in the application of our critical accounting policies or estimates from those presented in our Annual Report on Form 10-K.
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

Index
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
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our consolidated balance sheet. As of June 30, 2025 and December 31, 2024, one loan held for investment was carried at fair value within loans held at fair value in our consolidated balance sheets, respectively, with changes in fair value recorded through earnings.
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

Index
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Alternative valuation methodologies may be used as appropriate, and can include a market analysis, income analysis, or recovery analysis. Changes in market yields, revenue multiples, and recovery rates may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, while a decrease in revenue multiples and recovery rates may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of June 30, 2025, a decrease of 50 bps or increase of 50 bps of the market yield would have resulted in a change in unrealized gain (loss) of approximately $0.3 million and $(0.3) million, respectively. As of June 30, 2025, we had eight floating-rate loans, representing approximately 42% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates included one-month SOFR quoted at 4.3% and subject to a weighted average floor of 3.8% based on outstanding principal. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $1.1 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $(0.4) million.
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

Index
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
Our loan portfolio as of June 30, 2025 was concentrated with the top three borrowers representing approximately 46.3% of the aggregate outstanding principal balances and approximately 42.3% of the total loan commitments. Additionally, the industry is experiencing significant consolidation, which we expect to increase, among cannabis operations and certain of our borrowers may combine, increasing the concentration of our borrower portfolio with those consolidated operators.
Our largest credit facility represented approximately 21.9% of the aggregate outstanding principal balances of our portfolio and approximately 19.8% of our total loan commitments as of June 30, 2025. The borrower under this credit facility is a Subsidiary of Private Company G, a multi-state operator with real estate assets in several states, certain of which have been included as collateral in connection with the senior term loan. This senior term loan accrues interest at a fixed rate of 12.5%, a minimum portion of which is payable in cash pursuant to the excess cash flow sweep, and the remainder of which, if any, is paid in kind. We placed Subsidiary of Private Company G on nonaccrual status effective December 1, 2023 and previously during various periods in 2023. As of June 30, 2025, the loan with Subsidiary of Private Company G had an outstanding principal amount of approximately $78.9 million and an amortized cost of approximately $77.4 million, respectively. During the three and six months ended June 30, 2025, we recognized interest income of zero and approximately $0.7 million related to this loan, which was received in cash. As full recovery of principal and accrued interest is doubtful, future cash receipts received in accordance with terms of the forbearance agreement are accounted for under the cost recovery method. During the three and six months ended June 30, 2025, approximately $0.3 million and $0.3 million of contractual interest payments were received and applied as a reduction to this loan’s amortized cost, respectively.
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

Index
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of June 30, 2025, we were not subject to any material pending legal proceedings to which we are a party or any of our assets are subject.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report for the fiscal year ended December 31, 2024 and as disclosed in Item 1A. “Risk Factors” in the Company’s Quarterly Report for the quarter ended March 31, 2025, except as disclosed below:
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

Index
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.

Index
Issuer Purchases of Equity Securities
None.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the fiscal quarter ended June 30, 2025, none of the directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.3	Form of 5.750% Senior Notes due 2027 (included in Exhibit 4.2).
10.1F*	Sixth Amendment to Amended and Restated Management Agreement, dated August 13, 2025 by and between Advanced Flower Capital Inc. and AFC Management, LLC.
10.9D†
Amendment Number Four to Loan and Security Agreement, dated as of April 29, 2025, by and among Advanced Flower Capital Inc., the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto (filed as Exhibit 10.9D to the Company’s Current Report on Form 8-K on May 2, 2025 and incorporated herein by reference).

10.9E†
Amendment Number Five to Loan and Security Agreement, dated as of June 6, 2025, by and among Advanced Flower Capital Inc., the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto (filed as Exhibit 10.9E to the Company’s Current Report on Form 8-K on June 9, 2025 and incorporated herein by reference).

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

Date: August 14, 2025
ADVANCED FLOWER CAPITAL INC.

	By:	/s/ Daniel Neville
Daniel Neville
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brandon Hetzel
Brandon Hetzel
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)