Form 10-Q
period 2025-09-30
Advanced Flower Capital Inc.
filed 2025-11-12
CIK 1822523

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at November 7, 2025
Common stock, $0.01 par value per share	22,594,541

Index
ADVANCED FLOWER CAPITAL INC.
TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Loans held for investment at fair value (cost of $48,107,898 and $50,241,018 at September 30, 2025 and December 31, 2024, respectively, net)	$16,923,809	$30,510,804

Loans held for investment at carrying value, net	274,725,669	293,262,374
Loan receivable held at carrying value, net	—	1,895,638
Current expected credit loss reserve	(51,170,153)	(30,419,677)
Loans held for investment at carrying value and loan receivable held at carrying value, net of current expected credit loss reserve	223,555,516	264,738,335

Cash and cash equivalents	45,120,389	103,610,460
Interest receivable	781,234	1,982,897
Prepaid expenses and other assets	2,336,271	1,214,817
Total assets	$288,717,219	$402,057,313

Liabilities
Accrued interest	$2,199,808	$894,611
Due to affiliate	—	6,754
Dividends payable	3,389,181	7,369,866
Current expected credit loss reserve	163,900	166,702
Accrued management and incentive fees	715,138	1,932,246
Accrued direct administrative expenses	733,860	1,197,518
Accounts payable and other liabilities	1,118,614	501,328
Senior notes payable, net	89,057,895	88,612,150
Line of credit payable	22,000,000	60,000,000
Line of credit payable to affiliate	—	40,000,000
Total liabilities	119,378,396	200,681,175
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at September 30, 2025 and December 31, 2024 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, par value $0.01 per share, 50,000,000 shares authorized at September 30, 2025 and December 31, 2024 and 22,594,541 and 22,332,927 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	225,945	223,329
Additional paid-in capital	253,388,834	251,865,763
Accumulated (deficit) earnings	(84,275,956)	(50,712,954)
Total shareholders’ equity	169,338,823	201,376,138

Total liabilities and shareholders’ equity	$288,717,219	$402,057,313
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue
Interest income	$8,162,075	$10,455,021	$24,681,832	$42,767,720
Interest expense	(1,631,127)	(1,572,705)	(5,304,572)	(4,749,143)
Net interest income	6,530,948	8,882,316	19,377,260	38,018,577
Expenses
Management and incentive fees, net (less rebate of $235,670, $180,552, $624,992 and $769,545, respectively)	715,138	981,785	2,211,686	8,429,575
General and administrative expenses	674,342	857,304	2,255,049	2,941,942
Stock-based compensation	487,436	218,643	1,525,687	1,131,208
Professional fees	354,803	417,466	1,087,843	1,231,906
BDC conversion expenses	579,192	—	805,972	—
Total expenses	2,810,911	2,475,198	7,886,237	13,734,631
(Provision for) reversal of current expected credit losses	(7,372,778)	(181,370)	(22,524,920)	1,149,050
Realized (losses) gains on investments, net	—	—	—	(93,338)
Change in unrealized gains (losses) on loans at fair value, net	(9,712,427)	(4,621,702)	(11,453,875)	(9,655,396)
Net (loss) income from continuing operations before income taxes	(13,365,168)	1,604,046	(22,487,772)	15,684,262
Income tax (benefit) expense	(874,662)	386,256	(900,300)	830,591
Net (loss) income from continuing operations	(12,490,506)	1,217,790	(21,587,472)	14,853,671
Net income from discontinued operations, net of tax	—	165,944	—	2,922,068
Net (loss) income	$(12,490,506)	$1,383,734	$(21,587,472)	$17,775,739

Basic earnings per common share:
Continuing operations	$(0.57)	$0.05	$(0.99)	$0.71
Discontinued operations	$—	$0.01	$—	$0.14
Total basic earnings per common share	$(0.57)	$0.06	$(0.99)	$0.85

Diluted earnings per common share:
Continuing operations	$(0.57)	$0.05	$(0.99)	$0.71
Discontinued operations	$—	$0.01	$—	$0.14
Total diluted earnings per common share	$(0.57)	$0.06	$(0.99)	$0.85

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	22,114,761	20,684,149	22,109,088	20,493,375
Diluted weighted average shares of common stock outstanding	22,160,176	20,785,848	22,129,116	20,543,644
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Three months ended September 30, 2025
	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at June 30, 2025	$—	22,595,111	$225,951	$252,901,392	$(68,396,269)	$184,731,074
Stock-based compensation, net of forfeitures	—	(570)	(6)	487,442	—	487,436
Dividends declared on common shares ($0.15 per share)	—	—	—	—	(3,389,181)	(3,389,181)
Net loss	—	—	—	—	(12,490,506)	(12,490,506)
Balance at September 30, 2025	$—	22,594,541	$225,945	$253,388,834	$(84,275,956)	$169,338,823

Three months ended September 30, 2024
	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at June 30, 2024	$—	20,667,094	$206,671	$350,591,362	$(36,514,212)	$314,283,821
Issuance of common stock, net of offering costs	—	1,214,953	12,150	12,149,217	—	12,161,367
Stock-based compensation	—	—	—	218,643	—	218,643
Dividends declared on common shares ($0.33 per share)	—	—	—	—	(7,221,076)	(7,221,076)
Distributions in connection with the Spin-Off	—	—	—	(114,765,177)	—	(114,765,177)
Net income	—	—	—	—	1,383,734	1,383,734
Balance at September 30, 2024	$—	21,882,047	$218,821	$248,194,045	$(42,351,554)	$206,061,312
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2025
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2024	$—	22,332,927	$223,329	$251,865,763	$(50,712,954)	$201,376,138
Stock-based compensation, net of forfeitures	—	261,614	2,616	1,523,071	—	1,525,687
Dividends declared on common shares ($0.53 per share)	—	—	—	—	(11,975,530)	(11,975,530)
Net loss	—	—	—	—	(21,587,472)	(21,587,472)
Balance at September 30, 2025	$—	22,594,541	$225,945	$253,388,834	$(84,275,956)	$169,338,823

Nine months ended September 30, 2024
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2023	$1	20,457,697	$204,577	$349,805,890	$(29,958,243)	$320,052,225
Issuance of common stock, net of offering costs	—	1,214,953	12,150	12,149,217	—	12,161,367
Stock-based compensation	—	209,397	2,094	1,129,114	—	1,131,208
Dividends declared on common shares ($1.44 per share)	—	—	—	—	(30,161,550)	(30,161,550)
Dividends declared on preferred shares ($60 per share)	—	—	—	—	(7,500)	(7,500)
Redemption of preferred shares	(1)	—	—	(124,999)	—	(125,000)
Distributions in connection with the Spin-Off	—	—	—	(114,765,177)	—	(114,765,177)
Net income	—	—	—	—	17,775,739	17,775,739
Balance at September 30, 2024	$—	21,882,047	$218,821	$248,194,045	$(42,351,554)	$206,061,312
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2025	2024
Operating activities:
Net (loss) income	$(21,587,472)	$17,775,739
Net (income) from discontinued operations, net of tax	—	(2,922,068)
Net (loss) income from continuing operations	(21,587,472)	14,853,671
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) current expected credit losses	22,524,920	(1,149,050)
Realized losses (gains) on investments, net	—	93,338
Change in unrealized losses (gains) on loans at fair value, net	11,453,875	9,655,396
Accretion of deferred loan original issue discount and other discounts	(2,640,604)	(7,097,310)
Amortization of deferred financing costs - revolving credit facility	210,915	290,211
Amortization of deferred financing costs - senior notes	471,994	473,628
Stock-based compensation	1,525,687	1,131,208
Payment-in-kind interest	(418,023)	(2,798,814)
Changes in operating assets and liabilities:
Interest receivable	1,201,663	2,242,351
Prepaid expenses and other assets	(1,181,684)	233,257
Accrued interest	1,305,197	1,276,417
Accrued management and incentive fees, net	(1,217,108)	(2,489,941)
Accrued direct administrative expenses	(463,658)	(607,849)
Accounts payable and other liabilities	610,532	(42,311)
Net cash provided by (used in) operating activities of continuing operations	11,796,234	16,064,202
Net cash provided by (used in) operating activities of discontinued operations	—	3,271,445
Net cash provided by (used in) operating activities	11,796,234	19,335,647

Cash flows from investing activities:
Issuance of and fundings on loans	(39,430,409)	(50,022,243)
Proceeds from sales of loans	—	96,061,029
Principal repayment of loans	63,277,253	53,259,314
Net cash provided by (used in) investing activities of continuing operations	23,846,844	99,298,100
Net cash (used in) provided by investing activities of discontinued operations	—	(47,211,339)
Net cash provided by (used in) investing activities	23,846,844	52,086,761

Cash flows from financing activities:
Proceeds from sale of common stock	—	12,335,674
Payment of offering costs - equity offering	—	(174,307)
Payment of financing costs	(176,934)	(240,612)
Redemption of preferred shares	—	(125,000)
Cash distribution in connection with the Spin-Off of SUNS	—	(67,913,215)
Borrowings on revolving credit facilities	70,600,000	185,000,000
Repayments on revolving credit facilities	(148,600,000)	(167,000,000)
Dividends paid to common and preferred shareholders	(15,956,215)	(32,767,669)
Net cash (used in) provided by financing activities of continuing operations	(94,133,149)	(70,885,129)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash (used in) provided by financing activities	(94,133,149)	(70,885,129)

Index

Net (decrease) increase in cash and cash equivalents	(58,490,071)	537,279
Cash and cash equivalents, beginning of period	103,610,460	121,626,453
Cash and cash equivalents, end of period	$45,120,389	$122,163,732

Supplemental disclosure of non-cash activity:
OID withheld from funding of loans	$1,270,000	$5,411,310
Dividends declared and not yet paid	$3,389,181	$7,221,076
Non-cash funding of new loan	$—	$14,672,640
Non-cash net assets distribution in connection with the spin-off of SUNS	$—	$46,851,962

Supplemental information:
Interest paid during the period	$3,316,466	$2,708,888
Income taxes paid (net of refunds received) during the period	$185,668	$939,046
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2025
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
During the reporting period, the Company operated in one operating segment. The Company focused on senior secured loans to cannabis industry operators in states where medical and/or adult-use cannabis is legal. These loans are generally held for investment and are typically secured, directly or indirectly, by real estate, equipment, cash flows and the value associated with licenses (where applicable) and/or other assets of borrowers depending on the applicable laws and regulations governing such borrowers. The Company elected to be taxed as a real estate investment trust (“REIT”) for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). The Company generally will not be subject to United States federal income taxes on its REIT taxable income as long as it annually distributes all of its REIT taxable income prior to the deduction for dividends paid to shareholders and complies with various other requirements as a REIT.
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
During the reporting period, the Company formed TCGDL LLC, a wholly-owned subsidiary of the Company, to facilitate direct lending transactions. As of the end of the reporting period, the subsidiary had no operations or balances. The Company anticipates that this subsidiary will be utilized in connection with direct lending activities that align with the Company’s long term strategic initiatives.

Index
At the August Meeting, the Board also unanimously approved a series of matters intended to facilitate the conversion (the “Conversion”) of the Company from a REIT to a business development company (“BDC”). Among other things, the Board, including a majority of the directors who are not “interested persons” of the Company (as that term is defined under the 1940 Act) (the “Independent Directors”), approved a new, 1940 Act-compliant investment advisory agreement by and between the Company and the Manager, subject to the approval of the Company’s shareholders (the “Investment Advisory Agreement”).
On September 16, 2025, the Company filed a definitive proxy statement with the U.S. Securities and Exchange Commission (“SEC”) in connection with a special meeting of shareholders (the “Special Meeting”) held on November 6, 2025 for the purpose of seeking shareholder approval of certain proposals required to effect the Conversion, namely shareholder approvals of (i) the Investment Advisory Agreement between the Company and the Manager and (ii) the application of reduced asset coverage requirements pursuant to Section 61(a) of the 1940 Act (enabling the Company to utilize a greater degree of leverage than would otherwise be permitted) (the “Proposals”).
Subsequent to the end of the reporting period, on November 6, 2025, at the Special Meeting, the Company’s shareholders approved the Investment Advisory Agreement, which was necessary for the Company to be able to operate as a BDC under the 1940 Act. In the coming months, the Board will consider other matters required to effect the Conversion. There can be no assurance that the board will approve the matters required to effect the Conversion.
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
The Company’s results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may ultimately be realized for the full fiscal year ending December 31, 2025.
BDC Conversion Expenses
Expenses associated with the Company’s election and subsequent conversion to be regulated as a BDC are expensed as incurred and include legal fees related to the proxy statement and special shareholder meeting in connection the BDC election, the entry into certain agreements relating to the BDC election and adoption of certain compliance policies and procedures relating to the BDC election. During the three and nine months ended September 30, 2025, the Company incurred approximately $0.6 million and $0.8 million in expenses related to the Conversion, respectively, which are recorded within BDC conversion expenses line item in the Company’s consolidated statements of operations.
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

Index
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
3.    LOANS HELD FOR INVESTMENT AT FAIR VALUE
As of September 30, 2025 and December 31, 2024, the Company’s portfolio included one loan held at fair value. The aggregate commitment under this loan was approximately $42.3 million and $44.4 million, respectively, and outstanding principal was approximately $51.0 million and $53.1 million as of September 30, 2025 and December 31, 2024, respectively. For the nine months ended September 30, 2025, the Company received approximately $2.1 million of principal repayments of loans held at fair value. As of September 30, 2025 and December 31, 2024, the Company’s loan held at fair value did not have a floating interest rate.
The following tables summarize the Company’s loans held at fair value as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loan	$16,923,809	$48,107,898	$50,975,329	0.0
Total loan held at fair value	$16,923,809	$48,107,898	$50,975,329	0.0

Index

	As of December 31, 2024
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loan	$30,510,804	$50,241,018	$53,108,449	0.0
Total loan held at fair value	$30,510,804	$50,241,018	$53,108,449	0.0
(1)Refer to Note 13.
(2)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs.
(3)As of September 30, 2025 and December 31, 2024, the maturity date passed on the credit facility with Private Company A without repayment.
The following table presents changes in loans held at fair value as of and for the nine months ended September 30, 2025:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loan held at fair value at December 31, 2024	$53,108,449	$(2,867,431)	$(19,730,214)	$30,510,804
Change in unrealized gains (losses) on loans at fair value, net	—	—	(11,453,875)	(11,453,875)
Loan repayments	(2,133,120)	—	—	(2,133,120)
Total loan held at fair value at September 30, 2025	$50,975,329	$(2,867,431)	$(31,184,089)	$16,923,809
As of September 30, 2025 and December 31, 2024, the Company had one loan held at fair value on nonaccrual status. Effective March 1, 2024, the Company placed Private Company A on nonaccrual status. As of September 30, 2025, the loan with Private Company A had an outstanding principal balance of approximately $51.0 million and an unrealized loss of approximately $(31.2) million. During the three and nine months ended September 30, 2025, approximately $0.2 million and $2.1 million of payments were received and applied as a reduction to the amortized cost of the Private Company A loan, respectively.
A more detailed listing of the Company’s loan held at fair value portfolio based on information available as of September 30, 2025 is as follows:

	Collateral Location	Collateral Type (1)	Fair Value (2)	Carrying Value (3)	Outstanding Principal (3)	Interest Rate		Maturity Date (4)	Payment Terms (5)

Private Co. A	AZ, MA, NM	C, D	$16,923,809	$48,107,898	$50,975,329	15.5%	(6)	5/8/2024	I/O
Total loan held at fair value			$16,923,809	$48,107,898	$50,975,329
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

Index
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
4.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of September 30, 2025 and December 31, 2024, the Company’s portfolio included 13 and 14 loans held at carrying value, respectively. As of September 30, 2025 and December 31, 2024, the aggregate originated commitment under these loans was approximately $302.3 million and $312.8 million, respectively, and outstanding principal was approximately $281.8 million and $301.8 million, respectively. During the nine months ended September 30, 2025, the Company funded approximately $40.7 million of new loans and additional principal and had approximately $61.0 million of principal repayments of loans held at carrying value. As of September 30, 2025 and December 31, 2024, approximately 44% and 52%, respectively, of the Company’s loans held at carrying value had floating interest rates. As of September 30, 2025, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) quoted at 4.1% and subject to a weighted average floor of 4.3% based on outstanding principal.
The following tables summarize the Company’s loans held at carrying value as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$281,848,482	$(7,122,813)	$274,725,669	1.6
Total loans held at carrying value	$281,848,482	$(7,122,813)	$274,725,669	1.6

	As of December 31, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$301,755,791	$(8,493,417)	$293,262,374	1.9
Total loans held at carrying value	$301,755,791	$(8,493,417)	$293,262,374	1.9
(1)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of September 30, 2025 and December 31, 2024.

Index
The following table presents changes in loans held at carrying value as of and for the nine months ended September 30, 2025:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2024	$301,755,791	$(8,493,417)	$293,262,374
New fundings	40,700,409	(1,270,000)	39,430,409
Accretion of original issue discount	—	2,640,604	2,640,604
Loan repayments	(46,877,502)	—	(46,877,502)
PIK interest	418,023	—	418,023
Loan amortization payments	(14,148,239)	—	(14,148,239)
Total loans held at carrying value at September 30, 2025	$281,848,482	$(7,122,813)	$274,725,669
As of September 30, 2025 and December 31, 2024, the Company had three and two loans held at carrying value on nonaccrual status, respectively, with a total amortized cost of approximately $104.2 million and $89.3 million, respectively. During the three and nine months ended September 30, 2025, the Company recognized interest income of zero and $0.7 million on loans on nonaccrual status.
The Company placed the loan with Private Company P on nonaccrual status effective June 1, 2025. In July 2025, AFC Agent delivered a notice of default and acceleration to Private Company P based on certain payment defaults, including the failure to make its interest payment when due on July 1, 2025. As of September 30, 2025, the loan with Private Company P had an outstanding principal amount of approximately $15.6 million and amortized cost of $15.3 million. In November 2025, the Company and AFC Agent entered into a mutual release and settlement agreement with Private Company P and other related parties to resolve various claims and counterclaims among the parties relating to, among other things, the Company’s credit facility with Private Company P and the underlying loan collateral. See further discussion in “Note 18—Subsequent Events”.
The Company placed Subsidiary of Private Company G on nonaccrual status effective December 1, 2023. As of September 30, 2025, the loan with Subsidiary of Private Company G had an outstanding principal amount of approximately $78.9 million and an amortized cost of approximately $77.4 million, respectively. During the three and nine months ended September 30, 2025, the Company recognized interest income of zero and approximately $0.7 million related to this loan, which was received in cash. As full recovery of principal and accrued interest is doubtful, future cash receipts received in accordance with terms of the forbearance agreement are accounted for under the cost recovery method. During the three and nine months ended September 30, 2025, zero and approximately $0.3 million of contractual interest payments were received and applied as a reduction to this loan’s amortized cost, respectively.
The Company placed Private Company K on nonaccrual status effective December 1, 2023, with an outstanding principal amount of approximately $12.2 million and an amortized cost of approximately $11.5 million as of September 30, 2025. During the three and nine months ended September 30, 2025, the Company recognized no interest income related to this loan.

Index
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of September 30, 2025 is as follows:

	Collateral Location	Collateral Type (1)	Outstanding Principal (2)	Original Issue Discount	Carrying Value (2)	Interest Rate		Maturity Date (3)	Payment Terms (4)

Sub. of Private Co. G	NJ, PA	C, D	$78,880,165	$(1,444,847)	$77,435,318	12.5%	(5)	5/1/2026	I/O
Private Co. K	MA	C, D	12,195,762	(682,619)	11,513,143	18.1%	(6)	5/3/2027	P/I
Private Co. L	OH	C, D	29,575,644	(240,615)	29,335,029	13.0%	(7)	5/1/2026	P/I
Private Co. M	AZ	D	25,099,497	(1,330,132)	23,769,365	9.0%	(8)	7/31/2026	P/I
Private Co. N - Real Estate	FL	C, D	19,327,505	(487,727)	18,839,778	12.5%	(9)	4/1/2028	P/I
Private Co. N - Non-Real Estate	FL	C, D	17,200,000	(430,000)	16,770,000	12.5%	(10)	4/1/2028	P/I
Private Co. O	AZ, MD, MO, NJ, NV, NY, OH, OR, Canada	C	5,358,890	(272,727)	5,086,163	13.5%	(11)	6/1/2028	P/I
Private Co. P	MI	C, D	15,609,914	(311,172)	15,298,742	13.0%	(12)	7/1/2027	P/I
Private Co. Q	GA	C, D	6,449,453	(320,833)	6,128,620	13.8%	(13)	9/1/2028	P/I
Private Co. R	MD	C, D	34,828,192	(554,055)	34,274,137	12.0%	(14)	11/1/2027	P/I
Private Co. U	GA, OH	C, D	15,000,000	(293,919)	14,706,081	14.0%	(15)	3/1/2028	P/I
Sub of Private Co. V	MO, OH, UT	C, D	12,323,460	(367,500)	11,955,960	14.0%	(16)	4/1/2029	P/I
Sub. of Public Co. S	FL, IL, MA, NY, OH, PA	C, D	10,000,000	(386,667)	9,613,333	12.5%	(17)	8/13/2030	I/O
Total loans held at carrying value			$281,848,482	$(7,122,813)	$274,725,669
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
(7)Base interest rate of 8.0% plus SOFR (SOFR floor of 5.0%).
(8)Base interest rate of 9.0%.
(9)Base interest rate of 8.0% plus SOFR (SOFR floor of 4.5%).
(10)Base interest rate of 8.0% plus SOFR (SOFR floor of 4.5%).
(11)Base interest rate of 8.5% plus SOFR (SOFR floor of 5.0%).
(12)Base interest rate of 13.0%. Effective June 1, 2025, the Company placed the borrower on nonaccrual status.
(13)Base interest rate of 8.75% plus SOFR (SOFR floor of 5.0%).
(14)Base interest rate of 7.5% plus SOFR (SOFR floor of 4.5%).
(15)Base interest rate of 14.0%.
(16)Base interest rate of 12.5% and PIK interest rate of 1.5%.
(17)Base interest rate of 12.5%.
5.    LOAN RECEIVABLE HELD AT CARRYING VALUE
As of September 30, 2025 and December 31, 2024, the Company’s portfolio included zero and one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was zero and $1.9

Index
million as of September 30, 2025 and December 31, 2024, respectively. During the nine months ended September 30, 2025, the Company received $0.1 million of principal repayments of loan receivable held at carrying value.
The following table presents changes in loans receivable as of and for the nine months ended September 30, 2025:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2024	$1,897,324	$(1,686)	$1,895,638
Loan repayments	(118,392)	—	(118,392)
Loan write-off	(1,778,932)	1,686	(1,777,246)
Total loan receivable held at carrying value at September 30, 2025	$—	$—	$—
Effective October 1, 2022, the Company placed Public Company A equipment loan receivable on nonaccrual status. During the three and nine months ended September 30, 2025, the Company recognized no interest income related to this loan. Payments received were accounted for under the cost recovery method and applied as a reduction to the amortized cost of the Public Company A equipment loan. Prior to the write-off, the equipment loan with Public Company A had an outstanding principal balance of approximately $1.8 million and amortized cost of approximately $1.8 million. Based on discussions with the collateral agent, no other proceeds were expected and the Company deemed the remaining balance on the loan with Public Company A to be uncollectible. Prior to the write-off, the loan receivable had a CECL Reserve that was fully reserved for. During the second quarter of 2025, the Company wrote off $1.8 million, which was equal to the carrying value of the loan receivable, excluding the CECL Reserve at the time the loan was written off.
6.    CURRENT EXPECTED CREDIT LOSSES
As of September 30, 2025 and December 31, 2024, the Company’s CECL Reserve for its loans held at carrying value and loan receivable held at carrying value was approximately $51.3 million and $30.6 million, respectively, or 18.69% and 10.36%, respectively, of the Company’s total loans held at carrying value and loan receivable held at carrying value of approximately $274.7 million and $295.2 million, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $51.2 million and $30.4 million, respectively, and a liability for unfunded commitments of approximately $0.2 million and $0.2 million, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur and, if funded, the expected credit loss on the funded portion when determining the amount to allocate to its CECL Reserve.

Index
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loan receivable held at carrying value as of and for the three and nine months ended September 30, 2025 was as follows:

	Outstanding (1)	Unfunded (2)	Total
Balance at June 30, 2025	$43,834,149	$127,126	$43,961,275
Provision for (reversal of) current expected credit losses	7,336,004	36,774	7,372,778
Write-offs	—	—	—
Recoveries	—	—	—
Balance at September 30, 2025	$51,170,153	$163,900	$51,334,053

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2024	$30,419,677	$166,702	$30,586,379
Provision for (reversal of) current expected credit losses	22,527,722	(2,802)	22,524,920
Write-offs	(1,777,246)	—	(1,777,246)
Recoveries	—	—	—
Balance at September 30, 2025	$51,170,153	$163,900	$51,334,053
(1)As of September 30, 2025 and December 31, 2024, the CECL Reserve related to outstanding balances on loans held at carrying value and loan receivable held at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)As of September 30, 2025 and December 31, 2024, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.
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
As of September 30, 2025, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value and loan receivable held at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2025	2024	2023	2022	2021	2020	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	36,275,374	81,098,698	23,769,365	29,335,029	—	—	170,478,466
4	—	—	—	—	—	—	—
5	—	15,298,742	—	11,513,143	77,435,318	—	104,247,203
Total	$36,275,374	$96,397,440	$23,769,365	$40,848,172	$77,435,318	$—	$274,725,669

Gross write-offs	$—	$—	$—	$—	$—	$(1,777,246)	$(1,777,246)
During the nine months ended September 30, 2025, the Company deemed its equipment loan receivable with Public Company A uncollectible and wrote off the remaining balance. At the time of write-off, the equipment loan with Public Company A had an outstanding principal balance of approximately $1.8 million and amortized cost of approximately $1.8 million. Prior to the write-off, the loan receivable had a risk rating of “5” and was fully reserved for. In the second quarter of 2025, the Company wrote off $1.8 million, which was equal to the carrying value of the loan receivable, excluding the CECL Reserve at the time the loan was written off. Refer to Note 5 for more information.
7.    INTEREST RECEIVABLE
The following table summarizes the interest receivable by the Company as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025	As of December 31, 2024
Interest receivable	$751,603	$1,923,914
PIK receivable	15,404	40,000
Unused fees receivable	14,227	18,983
Total interest receivable	$781,234	$1,982,897
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
The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions (which may be increased up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. In connection with entering the Revolving Credit Agreement, the Company incurred a one-time commitment fee expense of approximately $0.5 million, which was included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the facility. The Company is required to pay certain fees to the agent and the lenders under the Revolving Credit Agreement, including a $75.0 thousand agent fee payable to the agent and a 0.25% per annum loan fee payable ratably to the lenders, in each case, payable on the closing date and on the annual anniversary thereafter. Commencing on the six-

Index
month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears, which is included within interest expense in the Company’s unaudited interim consolidated statements of operations. Based on the terms of the Revolving Credit Agreement, the unused line fee is waived if our average revolver usage exceeds the minimum amount required per the Revolving Credit Agreement. During the three and nine months ended September 30, 2025, the Company incurred an unused line fee of approximately $28.6 thousand and $103.1 thousand, respectively.
The obligations of the Company under the Revolving Credit Facility are secured by certain assets of the Company comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, the Company is subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.5 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of the Company and its subsidiaries. To the best of our knowledge, as of September 30, 2025, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
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
In April 2025, the Company entered into Amendment Number Four to Loan and Security Agreement (“Amendment Number Four”), by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto. Amendment Number Four, among other things, (i) extends the maturity date of the Revolving Credit Agreement to April 29, 2028, (ii) increases the interest rate floor from 4.00% to 7.00%, (iii) permits certain restricted payments to be made upon the Company meeting certain terms and conditions, and (iv) expands the collateral secured under the Revolving Credit Agreement from assets comprising of or relating to loan obligations designed for inclusion in the borrower base to substantially all of the Company’s and its subsidiaries’ assets. In connection with the amendment, the Revolving Credit Facility has a lead commitment of $30.0 million from a FDIC-insured banking institution (which may be increased up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Facility.
In June 2025, the Company entered into Amendment Number Five to the Loan and Security Agreement (“Amendment Number Five”), by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative party thereto. Amendment Number Five among other things increased the commitment from the lenders by $20.0 million to a total aggregate commitment of $50.0 million.
Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 7.00%, as provided in the Revolving Credit Agreement, as amended, payable in cash in arrears. In connection with the Revolving Credit Agreement and related amendments, the Company incurred certain closing costs of approximately $0.1 million, which were included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the Revolving Credit Facility.
As of September 30, 2025 and December 31, 2024, outstanding borrowings under the Revolving Credit Facility were $22.0 million and $60.0 million, respectively, and $28.0 million and zero were available for borrowing as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, the interest rate on the Company’s borrowings under the Revolving Credit Facility was 7.75% and 8.00%, respectively.
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
In April 2025, in conjunction with the entry by the Company into Amendment Number Four to the Revolving Credit Agreement, the Company terminated that certain AFCF Credit Agreement, by and among the Company, as borrower, the

Index
lenders party thereto from time to time, and AFC Finance, LLC, as agent and lender. There were no outstanding borrowings under the AFCF Credit Agreement at the time of its termination.
As December 31, 2024, outstanding borrowings under the AFCF Credit Facility were $40.0 million and no amounts available for borrowing. As of September 30, 2025, the AFCF Credit Facility had been terminated and no amounts were outstanding or available for borrowing thereunder.
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
As of September 30, 2025 and December 31, 2024, the Company had $90.0 million in principal amount of the 2027 Senior Notes outstanding.

Index
The 2027 Senior Notes are due on May 1, 2027. Scheduled principal payments on the 2027 Senior Notes as of September 30, 2025 are as follows:

2027 Senior Notes
Year
2025 (remaining)	$—
2026	—
2027	90,000,000
2028	—
2029	—
Thereafter	—
Total principal	90,000,000
Deferred financing costs included in senior notes payable	(942,105)
Senior notes payable, net	$89,057,895
The following tables reflect a summary of interest expense incurred during the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30, 2025
	2027 Senior Notes	Revolving Credit Facility	AFCF Credit Facility	Total

Interest expense	$1,293,750	$108,336	$—	$1,402,086
Unused fee expense	—	28,555	—	28,555
Amortization of deferred financing costs	158,964	41,522	—	200,486
Total interest expense	$1,452,714	$178,413	$—	$1,631,127

	Three months ended September 30, 2024
	2027 Senior Notes	Revolving Credit Facility	AFCF Credit Facility	Total

Interest expense	$1,293,750	$21,667	$—	$1,315,417
Unused fee expense	—	—	—	—
Amortization of deferred financing costs	158,964	98,324	—	257,288
Total interest expense	$1,452,714	$119,991	$—	$1,572,705

	Nine months ended September 30, 2025
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$3,881,250	$628,458	$8,889	$4,518,597
Unused fee expense	—	103,066	—	103,066
Amortization of deferred financing costs	471,994	210,915	—	682,909
Total interest expense	$4,353,244	$942,439	$8,889	$5,304,572

Index

	Nine months ended September 30, 2024
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$3,881,250	$104,054	$—	$3,985,304
Unused fee expense	—	—	—	—
Amortization of deferred financing costs	473,628	290,211	—	763,839
Total interest expense	$4,354,878	$394,265	$—	$4,749,143
9.    COMMITMENTS AND CONTINGENCIES
As of September 30, 2025 and December 31, 2024, the Company had the following commitments to fund various investments:

	As of September 30, 2025	As of December 31, 2024

Total loan commitments	$344,614,870	$361,278,431
Less: drawn commitments	(333,246,672)	(350,943,832)
Total undrawn commitments	$11,368,198	$10,334,599
The Company from time to time may be a party to litigation or other legal proceedings relating to claims arising from the ordinary course of business. As of September 30, 2025, the Company was not subject to any material pending legal proceedings to which the Company is a party or any of the Company’s assets are subject that could materially impact its business, financial condition or results of operations.
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
10.    SHAREHOLDERS’ EQUITY
Series A Preferred Stock
As of September 30, 2025 and December 31, 2024, the Company authorized 10,000 preferred shares and previously issued 125 of the preferred shares designated as 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). As of September 30, 2025 and December 31, 2024, there were zero shares of Series A Preferred Stock issued and outstanding, respectively.
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

Index
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
Common Stock
As of September 30, 2025 and December 31, 2024, the Company authorized 50,000,000 shares of common stock at $0.01 par value per share, pursuant to the Articles of Amendment, dated March 10, 2022 (“Common Stock”). As of September 30, 2025 and December 31, 2024, 22,594,541 and 22,332,927 shares of Common Stock were issued and outstanding, respectively.
During the three and nine months ended September 30, 2025 and the year ended December 31, 2024, the Company did not issue any shares of its common stock, other than shares of common stock sold under the ATM Program (hereinafter defined) and restricted stock awards granted under the 2020 Plan.
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
At-the-Market Offering Program (“ATM Program”)
On April 5, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC and Citizens JMP Securities LLC, as Sales Agents, under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $75.0 million. Under the terms of the Sales Agreement, the Company has agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). During the three and nine months ended September 30, 2025, the Company did not sell any shares of the Company’s common stock under the Sales Agreement. At the time of termination, the Company’s remaining authorization under the Sales Agreement was approximately $47.4 million. As of September 30, 2025, the ATM Program was no longer in effect.
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
During the nine months ended September 30, 2025, the Company’s Board of Directors approved grants of an aggregate of 271,497 shares of restricted stock to the Company’s directors and certain officers, as well as certain employees of the Manager and its affiliates. The restricted stock awards granted during the nine months ended September 30, 2025 under the 2020 Plan are subject to vesting periods that vary from immediately vested, one-year vesting and to vesting over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date.
As of September 30, 2025, there were 951,518 shares of common stock granted under the 2020 Plan, underlying 240,594 options and 710,924 shares of restricted stock.
As of September 30, 2025, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2020 Plan (the “Share Limit”) equaled 3,609,722 shares, of which 2,658,204 shares remained available for future issuance under the 2020 Plan. The Share Limit is consistent with the Share Limit as of June 30, 2025. Shares that are subject to or underlie awards that expire or, for any reason, are cancelled, terminated, forfeited, fail to vest or are not paid or delivered under the 2020 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan.
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

Index
The following table presents the assumptions used in the Black-Scholes pricing model of options granted under the 2020 Plan during the three and nine months ended September 30, 2025 and 2024:

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
Stock Compensation
The following table summarizes the stock-based compensation expense incurred by the Company for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Stock-based compensation	$487,436	$218,643	$1,525,687	$1,131,208

Index
Stock Options
The following table summarizes the (i) non-vested options granted, (ii) vested options granted, (iii) exercised and (iv) forfeited options granted for the Company’s directors and officers and employees of the Manager and its affiliates as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025	As of December 31, 2024
Non-vested	129,862	149,133
Vested	2,244,770	2,225,499
Exercised	(5,511)	(5,511)
Forfeited	(2,129,427)	(200,669)
Balance	239,694	2,168,452
The following tables summarize stock option activity as of and during the nine months ended September 30, 2025:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2024	2,168,452	$11.46
Granted	—	—
Exercised	—	—
Forfeited	(1,928,758)	11.37
Outstanding as of September 30, 2025	239,694	$12.16	2.88 years	$—
Exercisable as of September 30, 2025	229,023	$12.12	2.86 years	$—
Unvested as of September 30, 2025	10,671	$12.99	3.28 years	$—
The Company did not grant any options during the nine months ended September 30, 2025 and 2024. No options were exercised during the nine months ended September 30, 2025 and 2024.
As of September 30, 2025, there was approximately $3.3 thousand of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 0.28 years.
Restricted Stock
The following table summarizes restricted stock (i) granted, (ii) vested and (iii) forfeited for the Company’s directors and officers and employees of the Manager and its affiliates as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025	As of December 31, 2024
Granted	754,741	483,244
Vested	(233,138)	(102,780)
Forfeited	(43,817)	(33,934)
Balance	477,786	346,530

Index
The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The following table summarizes the restricted stock activity as of and during the nine months ended September 30, 2025:

	Number of shares of restricted stock	Weighted-average grant date fair value
Balance as of December 31, 2024	346,530	$8.72
Granted	271,497	8.37
Vested	(130,358)	8.79
Forfeited	(9,883)	8.74
Balance as of September 30, 2025	477,786	$8.50
There were no shares of restricted stock granted during the three months ended September 30, 2025 and 2024. The total fair value of shares vested during the three months ended September 30, 2025 and 2024, was $11.2 thousand and $25.0 thousand, respectively.
During the nine months ended September 30, 2024, 209,397 shares of restricted stock were granted with a weighted-average grant date fair value of $11.70 per share. During the nine months ended September 30, 2024, 64,752 shares of restricted stock vested with a weighted-average grant date fair value of $14.50 per share. The total fair value of shares vested during the nine months ended September 30, 2025 and 2024, was approximately $1.1 million and $0.8 million, respectively.
As of September 30, 2025, there was approximately $2.8 million of total unrecognized compensation cost related to non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.97 years.

Index
11.    EARNINGS PER SHARE
The following information sets forth the computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net (loss) income from continuing operations	$(12,490,506)	$1,217,790	$(21,587,472)	$14,853,671
Dividends paid on preferred stock	—	—	—	(7,500)
Dividends paid on unvested restricted stock	(72,116)	(167,625)	(297,254)	(353,021)
Net income from continuing operations attributable to common shareholders	(12,562,622)	1,050,165	(21,884,726)	14,493,150
Net income from discontinued operations	—	165,944	—	2,922,068
Net income attributable to common shareholders	(12,562,622)	1,216,109	(21,884,726)	17,415,218
Divided by:
Basic weighted average shares of common stock outstanding	22,114,761	20,684,149	22,109,088	20,493,375
Weighted average unvested restricted stock and dilutive stock options	45,415	101,699	20,028	50,269
Diluted weighted average shares of common stock outstanding	22,160,176	20,785,848	22,129,116	20,543,644

Basic earnings per share
Continuing operations	$(0.57)	$0.05	$(0.99)	$0.71
Discontinued operations	$—	$0.01	$—	$0.14
Total basic earnings per common share	$(0.57)	$0.06	$(0.99)	$0.85

Diluted earnings per share
Continuing operations	$(0.57)	$0.05	$(0.99)	$0.71
Discontinued operations	$—	$0.01	$—	$0.14
Total diluted earnings per common share	$(0.57)	$0.06	$(0.99)	$0.85
Diluted EPS was computed using the treasury stock method for stock options and restricted stock. Diluted earnings per common share excluded 1,717,543 and 2,104,898 weighted average shares of unvested restricted stock and stock options due to anti-dilutive effect for the three and nine months ended September 30, 2025, respectively, and 1,499,235 and 1,499,235 for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2025, the potential dilutive shares due to unvested restricted stock and stock options were not included in the computation of diluted loss per share since to do so would decrease the loss per share from continuing operations.
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
The income tax (benefit) provision for the Company was approximately $(0.9) million and $(0.9) million for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $0.8 million for the three and nine months ended September 30, 2024, respectively. The income tax expense for the three and nine months ended September 30, 2025 and 2024 primarily related to activities of the Company’s taxable REIT subsidiary.

Index
The income tax provision for the Company and TRS1 consisted of the following for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Current:
Federal	$26,177	$315,000	$98,875	$603,300
State	(28,171)	79,210	(6,140)	235,245
Total current income tax (benefit) expense	(1,994)	394,210	92,735	838,545
Total deferred income tax (benefit) expense	(872,668)	—	(881,370)	—
Excise tax	—	(7,954)	(111,665)	(7,954)
Total income tax (benefit) expense, including excise tax	$(874,662)	$386,256	$(900,300)	$830,591
For the three and nine months ended September 30, 2025 and 2024, the Company did not incur United States federal excise tax expense, respectively. During the nine months ended September 30, 2025, the Company received a partial refund of previously paid excise tax relating to the 2023 tax year. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months. As of September 30, 2025, tax years since 2022 remain subject to examination by taxing authorities.
The federal statutory rate was 21% for the three and nine months ended September 30, 2025 and 2024. The primary difference between the Company’s statutory rate and effective tax rate is largely determined by the amount of income subject to tax by the Company’s taxable REIT subsidiary. The Company expects that its future effective tax rate will be determined in a similar manner.
As of September 30, 2025 and December 31, 2024, the Company’s deferred tax assets were $1.6 million and $0.7 million, respectively, and are included in prepaid expenses and other assets in the Company’s consolidated balance sheets. The Company believes it is more likely than not that the deferred tax assets will be realized in the future. Realization of the deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in future years in appropriate tax jurisdictions to benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.
The Company recorded deferred tax assets related to temporary differences on the fair value adjustments of the unrealized losses of loans held in the TRS and CECL allowance on loans held in the TRS. There were no valuation allowances for deferred tax assets during the three and nine months ended September 30, 2025 and 2024.
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

Index
The following tables present fair value measurements of loans held at fair value as of September 30, 2025 and December 31, 2024:

	Fair Value Measurement as of September 30, 2025
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$16,923,809	$—	$—	$16,923,809
Total	$16,923,809	$—	$—	$16,923,809

	Fair Value Measurement as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$30,510,804	$—	$—	$30,510,804
Total	$30,510,804	$—	$—	$30,510,804
The following table presents changes in loans that use Level 3 inputs as of and for the nine months ended September 30, 2025:

Nine months ended September 30, 2025
Total loans using Level 3 inputs at December 31, 2024	$30,510,804
Change in unrealized (losses) gains on loans at fair value, net	(11,453,875)
Loan repayments	(2,133,120)
Total loans using Level 3 inputs at September 30, 2025	$16,923,809
The change in unrealized losses included in the unaudited interim consolidated statements of operations attributable to loans held at fair value, categorized as Level 3, held as of September 30, 2025 is $(11,453,875).
The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of September 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of September 30, 2025
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loan	$16,923,809	Recovery analysis	Recovery rate	29.60% - 36.80%	33.20%
Total investment	$16,923,809

	As of December 31, 2024
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loan	$30,510,804	Recovery analysis	Recovery rate	54.90% - 60.00%	57.45%
Total investment	$30,510,804
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
The following table details the carrying value and fair value of the Company’s financial instruments not recognized at fair value in the unaudited interim consolidated balance sheets as of September 30, 2025:

	As of September 30, 2025
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$45,120,389	$45,120,389
Loans held for investment at carrying value, net	$274,725,669	$222,847,572
Financial liabilities:
Senior notes payable, net	$89,057,895	$86,040,000
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
There was no Incentive Compensation for the three and nine months ended September 30, 2025, respectively. The Incentive Compensation for the three and nine months ended September 30, 2024 was approximately $0.3 million and $5.6 million, respectively.

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
The following table summarizes the related party costs incurred by the Company for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Affiliate Costs
Management fees	$950,808	$909,229	$2,836,678	$3,599,338
Less: outside fees earned	(235,670)	(180,552)	(624,992)	(769,545)
Base management fees	715,138	728,677	2,211,686	2,829,793
Incentive fees earned	—	253,108	—	5,599,782
General and administrative expenses reimbursable to Manager	493,358	589,475	1,621,203	2,105,458
Professional fees reimbursable to Manager	21,853	13,451	39,985	29,731
Total	$1,230,349	$1,584,711	$3,872,874	$10,564,764
Amounts payable to the Manager as of September 30, 2025 and December 31, 2024 were approximately $1.4 million and $3.1 million, respectively.
The Manager is a wholly-owned subsidiary of Castleground Holdings LLC (the “Parent Manager”). The outstanding equity of the Parent Manager is beneficially owned by certain officers as of the date of this Quarterly Report on Form 10-Q: 72.4% by Leonard Tannenbaum, Chairman of the Board, 9.7% by Robyn Tannenbaum, President and Chief Investment Officer, 9.7% by other Tannenbaum family members and trusts, 2.9% by Bernard Berman, a member of the Company’s Investment Committee, 2.5% by Daniel Neville, Chief Executive Officer, 1.5% by Brandon Hetzel, Chief Financial Officer and Treasurer, and 1.0% by Gabriel Katz, Chief Legal Officer and Secretary.
At the August Meeting, the Board unanimously approved a series of matters intended to facilitate the Conversion. Among other things, the Board, including the Independent Directors, approved the Investment Advisory Agreement, subject to approval by the Company’s shareholders.
Subsequent to the end of the reporting period, on November 6, 2025, at the Special Meeting, the Company’s shareholders approved the Investment Advisory Agreement, which was necessary for the Company to be able to operate as a BDC under the 1940 Act. In the coming months, the Board will consider other matters required to effect the Conversion. There can be no assurance that the Board will approve the additional matters required to effect the Conversion.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the Manager or its affiliates, including the Manager, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. Additionally, the Manager or its affiliates, including AFC Agent, may from time to time serve as administrative and collateral agent to the lenders under the Company’s loans. As of September 30, 2025, there were two co-invested loans held by the Company and affiliates of the Company.
Unsecured Revolving Credit Facility with Affiliate
In December 2024, the Company entered the AFCF Credit Facility with AFC Finance LLC, an affiliate of the Company and Mr. and Mrs. Tannenbaum. The AFCF Credit Facility was terminated in April 2025. Refer to Note 8 for more information.

Index
15.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2025 and 2024:

	Declaration Date	Record Date	Payment Date	Per Common Share Distribution Amount	Total Distribution Amount

Regular cash dividend	3/4/2024	3/31/2024	4/15/2024	$0.48	$9,920,205
Regular cash dividend	6/13/2024	6/24/2024	7/15/2024	0.48	9,920,205
Special cash dividend	6/27/2024	7/8/2024	7/15/2024	0.15	3,100,064
Regular cash dividend	9/13/2024	9/30/2024	10/15/2024	0.33	7,221,076
2024 Period Subtotal				$1.44	$30,161,550
Regular cash dividend	3/11/2025	3/31/2025	4/15/2025	$0.23	$5,197,082
Regular cash dividend	6/13/2025	6/30/2025	7/15/2025	0.15	3,389,267
Regular cash dividend	9/15/2025	9/30/2025	10/15/2025	0.15	3,389,181
2025 Period Subtotal				$0.53	$11,975,530
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

Index
The following table summarizes the financial statement lines included in net income from discontinued operations, net of tax for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Interest income	$—	$150,453	$—	$4,156,335
Expenses
General and administrative expenses	—	(83)	—	(21,651)
Professional fees	—	15,574	—	(1,140,762)
(Provision for) reversal of current expected credit losses	—	—	—	(71,854)
Net income from discontinued operations, net of tax	$—	$165,944	$—	$2,922,068
During the three and nine months ended September 30, 2025 and 2024, Spin-Off costs incurred were zero and zero, respectively, and approximately $(15.6) thousand and $1.1 million, respectively. During the three months ended September 30, 2024, previous estimates for Spin-Off work performed were less than actuals, resulting in a credit to expense. Prior to the completion of the Spin-Off in the third quarter of 2024, Spin-Off costs were historically presented within professional fees in the consolidated statements of operations and are now included in the measurement and presentation of discontinued operations for all periods presented.
There were no assets or liabilities classified as discontinued operations as of September 30, 2025 or December 31, 2024.
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
During the three and nine months ended September 30, 2025, interest income earned on the Company’s portfolio was concentrated with five and five borrowers, respectively, each comprising more than 10% of consolidated interest income for an aggregate amount of $6.1 million, or 75%, and $17.8 million, or 72%, of consolidated interest income, respectively. During the three and nine months ended September 30, 2024, interest income earned on the Company’s portfolio was concentrated with six and three borrowers, respectively, each comprising more than 10% of consolidated interest income for an aggregate amount of $9.0 million, or 86%, and $19.8 million, or 46%, of consolidated interest income, respectively.

Index
18.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. There were no material subsequent events, other than those described below, that required disclosure in these unaudited interim consolidated financial statements.
In October 2025, AFC Agent received approximately $5.4 million in total loan payments from Private Company A’s sale of its collateral assets, of which approximately $4.2 million was allocated to the Company relating to the Company’s pro rata portion of the Private Company A Credit Facility and was applied as a reduction to the amortized cost of the Private Company A loan. Following the payment, the Company’s outstanding principal balance under the Private Company A Credit Facility was approximately $46.8 million. AFC Agent continues to monitor the court-appointed receivership installed to maintain the borrower’s operations and maximize value for the benefit of its creditors.
Subsequent to the end of the reporting period, on November 6, 2025, the Company held the Special Meeting, at which shareholders approved the Proposals. In the coming months, the Board will consider other matters required to effect the Conversion. There can be no assurance that the board will approve the matters required to effect the Conversion.
In November 2025, the Company and AFC Agent entered into a mutual release and settlement agreement with Private Company P and other related parties to resolve various claims and counterclaims among the parties relating to, among other things, the Company’s credit facility with Private Company P and the underlying loan collateral. In connection with the settlement and release, the Company will be paid a settlement in the amount of $13.3 million, less certain fees and expenses, with $6.0 million of the settlement payment to be financed by the Company via a new loan to Private Company T at a 10% interest rate. The new loan will be secured by a second priority lien on the borrower’s real property and a first priority lien on certain of the borrower’s equipment and other personal property. The new loan is to be repaid over a term of three years (subject to a one-year extension), with monthly cash payments of principal and interest. Closing of the settlement and the related loan is expected to occur in the fourth quarter of 2025. As of September 30, 2025, the Company’s net carrying value of its non-performing loan with Private Company P was approximately $11.2 million, which was net of a $4.1 million CECL Reserve. In connection with the settlement and release, the Company expects to realize a taxable loss of approximately $4.1 million and write-off the CECL Reserve of $4.1 million once the closing of the transaction is completed.

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
Please see the section entitled “Risk Factors” located in our Annual Report on Form 10-K, filed with the SEC on March 13, 2025 and in our subsequently filed Quarterly Reports on Form 10-Q, for a further discussion of these and other risks and uncertainties which could affect our future results. These forward-looking statements apply only as of the date of this report and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in SEC filings or otherwise.
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes and other information included in this Quarterly Report on Form 10-Q (the “Form 10-Q”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” in this Form 10-Q, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and Item 1A. “Risk Factors” in our subsequently filed Quarterly Reports on Form 10-Q.
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
At the August Meeting, the Board also unanimously approved a series of matters intended to facilitate the conversion (the “Conversion”) of the Company from a REIT to a business development company (“BDC”). Among other things, the Board, including a majority of the directors who are not “interested persons” of the Company (as that term is defined under the 1940 Act) (the “Independent Directors”), approved a new, 1940 Act-compliant investment advisory agreement by and between the Company and the Manager, subject to the approval of the Company’s shareholders (the “Investment Advisory Agreement”).
On September 16, 2025, the Company filed a definitive proxy statement with the U.S. Securities and Exchange Commission (“SEC”) in connection with a special meeting of shareholders (the “Special Meeting”) held on November 6, 2025 for the purpose of seeking shareholder approval of certain proposals required to effect the Conversion, namely shareholder approvals of (i) the Investment Advisory Agreement between the Company and the Manager and (ii) the application of reduced asset coverage requirements pursuant to Section 61(a) of the 1940 Act (enabling the Company to utilize a greater degree of leverage than would otherwise be permitted) (the “Proposals”).
Subsequent to the end of the reporting period, on November 6, 2025, at the Special Meeting, the Company’s shareholders approved the Investment Advisory Agreement, which was necessary for the Company to be able to operate as a BDC under the 1940 Act. In the coming months, the Board will consider other matters required to effect the Conversion.
We are pursuing the Conversion, which, subject to Board approval, will result in the Company ceasing to operate as a mortgage REIT and electing to be regulated as a BDC under the 1940 Act. Following the Conversion, we would be able to invest in a much broader universe of assets, including both real estate and non-real estate related assets, as the BDC structure would provide access to a broader range of investment opportunities, including in private and public middle-market companies that may not have sufficient real property collateral coverage to satisfy the REIT regulatory requirements. This expanded mandate is expected to enhance portfolio diversification, increase investment flexibility, and support the pursuit of attractive risk-adjusted returns.
We have historically targeted lending to vertically integrated cannabis companies with significant real estate holdings. Given the capital-intensive nature of the cannabis industry, combined with the high cost of capital, many operators do not

Index
own real estate, which significantly limits the universe of cannabis operators to which we can lend as a mortgage REIT. The Conversion would allow us to invest in non-real estate covered vertically integrated operators subject to the requirements of the 1940 Act applicable to BDCs.
In addition, following the Conversion, we intend to continue investing in businesses ancillary to the cannabis industry, as contemplated under the Sixth Amendment. Ancillary cannabis businesses can have high growth potential, but often do not own real property and have limited access to debt capital. If completed, the Conversion will enable us to significantly expand our investment universe by increasing our ability to lend to ancillary cannabis businesses as well as non-real estate covered vertically integrated operators.
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
Developments During the Third Quarter Ended September 30, 2025:
Updates to Our Loan Portfolio During the Third Quarter Ended September 30, 2025
In July 2025, AFC Agent delivered a notice of default and acceleration to Private Company P based on certain payment defaults, including the failure to make its interest payment when due on July 1, 2025. We placed the loan with Private Company P on nonaccrual status effective June 1, 2025. In November 2025, the Company and AFC Agent entered into a mutual release and settlement agreement with Private Company P and other related parties to resolve various claims and counterclaims among the parties relating to, among other things, the Company’s credit facility with Private Company P and the underlying loan collateral. See further discussion in “Recent Developments”.
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
In August 2025, we were fully repaid on our loan with Private Company J at par plus accrued interest. The outstanding principal balance of the senior secured term loan on the date of repayment was approximately $23.2 million. We received exit fees of approximately $0.9 million upon repayment of the loan.
In September 2025, we entered into the third amendment to the credit agreement with Private Company O, which, among other things, increased the loan commitment by an additional $3.0 million under the terms of the existing credit agreement, extended the draw period and amortization start date until August 1, 2027 and increased the unused fee from 2.0% to 3.15%. All other material terms of the credit agreement remained substantially unchanged.
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

Index
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
The ATM Program and related Sales Agreement expired in April 2025, in connection with the expiration of our Prior Shelf Registration Statement. During the three and nine months ended September 30, 2025, the Company did not sell any shares of the Company’s common stock under the Sales Agreement. We do not currently have an ATM program, but we may enter into a new ATM program and related sales agreement in the future pursuant to which sales may be made under the Shelf Registration Statement.
Dividends Declared Per Share
For the nine months ended September 30, 2025, we declared the following cash dividends:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Payment Date	Amount per Share	Total Amount
March 11, 2025	March 31, 2025	April 15, 2025	$0.23	$5,197,082
June 13, 2025	June 30, 2025	July 15, 2025	0.15	3,389,267
September 15, 2025	September 30, 2025	October 15, 2025	0.15	3,389,181
2025 Period Subtotal			$0.53	$11,975,530
Recent Developments
In October 2025, AFC Agent received approximately $5.4 million in total loan payments from Private Company A’s sale of its collateral assets, of which approximately $4.2 million was allocated to us relating to our pro rata portion of the Private Company A Credit Facility and was applied as a reduction to the amortized cost of the Private Company A loan. Following the payment, our outstanding principal balance under the Private Company A Credit Facility was approximately $46.8 million. AFC Agent continues to monitor the court-appointed receivership installed to maintain the borrower’s operations and maximize value for the benefit of its creditors.
Subsequent to the end of the reporting period, on November 6, 2025, the Company held the Special Meeting, at which shareholders approved the Proposals. In the coming months, the Board will consider other matters required to effect the Conversion. There can be no assurance that the Board will approve the matters required to effect the Conversion. In connection with these initiatives, we incurred approximately $0.6 million and $0.8 million of professional fees and related expenses during the three and nine months ended September 30, 2025, respectively, which are recorded within BDC conversion expenses line item in the Company’s consolidated statements of operations.
In November 2025, the Company and AFC Agent entered into a mutual release and settlement agreement with Private Company P and other related parties to resolve various claims and counterclaims among the parties relating to, among other things, the Company’s credit facility with Private Company P and the underlying loan collateral. In connection with the settlement and release, we will be paid a settlement in the amount of $13.3 million, less certain fees and expenses, with $6.0 million of the settlement payment to be financed by the Company via a new loan to Private Company T at a 10% interest rate. The new loan will be secured by a second priority lien on the borrower’s real property and a first priority lien on certain of the borrower’s equipment and other personal property. The new loan is to be repaid over a term of three years (subject to a one-year extension), with monthly cash payments of principal and interest. Closing of the settlement and the related loan is expected to occur in the fourth quarter of 2025. As of September 30, 2025, the Company’s net carrying value of its non-performing loan with Private Company P was approximately $11.2 million, which was net of a $4.1 million CECL Reserve.
In connection with the settlement and release, the Company expects to realize a taxable loss of approximately $4.1 million and write-off the CECL Reserve of $4.1 million once the closing of the transaction is completed. The Company currently expects that the realized tax loss will significantly impact the anticipated distributable earnings for the fourth quarter of 2025, and thus the Company does not anticipate paying a dividend for that quarter.

Index
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings, book value per share and dividends declared per share.
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our common stock as of September 30, 2025 and December 31, 2024 was approximately $7.49 and $9.02, respectively.
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

Index
The following table provides a reconciliation of GAAP net income (loss) to distributable earnings:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(12,490,506)	$1,383,734	$(21,587,472)	$17,775,739
Adjustments to net income (loss):
Stock-based compensation expense	487,436	218,643	1,525,687	1,131,208
Depreciation and amortization	—	—	—	—
Unrealized losses (gains) or other non-cash items	9,712,427	4,621,702	11,453,875	9,655,396
Provision for (reversal of) current expected credit losses(1)(2)	7,372,778	181,370	20,747,674	(1,077,196)
TRS (income) loss, net of dividends	(1,542,335)	840,556	(671,730)	1,147,554
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—	—	—
Distributable earnings	$3,539,800	$7,246,005	$11,468,034	$28,632,701
Basic weighted average shares of common stock outstanding	22,114,761	20,684,149	22,109,088	20,493,375
Distributable earnings per basic weighted average share	$0.16	$0.35	$0.52	$1.40
(1) In the prior period, the provision for current expected credit losses above included zero and approximately $71.9 thousand for the three and nine months ended September 30, 2024, respectively, in connection with the Spin-Off, which was included in the net income from discontinued operations, net of tax financial statement line on the consolidated statements of operations.
(2) The provision for (reversal of) current expected credit losses is presented net of any write-offs.
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

Index
Results of Operations for the three and nine months ended September 30, 2025 and 2024
The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue
Interest income	$8,162,075	$10,455,021	$24,681,832	$42,767,720
Interest expense	(1,631,127)	(1,572,705)	(5,304,572)	(4,749,143)
Net interest income	6,530,948	8,882,316	19,377,260	38,018,577
Expenses
Management and incentive fees, net (less rebate of $235,670, $180,552, $624,992 and $769,545, respectively)	715,138	981,785	2,211,686	8,429,575
General and administrative expenses	674,342	857,304	2,255,049	2,941,942
Stock-based compensation	487,436	218,643	1,525,687	1,131,208
Professional fees	354,803	417,466	1,087,843	1,231,906
BDC conversion expenses	579,192	—	805,972	—
Total expenses	2,810,911	2,475,198	7,886,237	13,734,631
(Provision for) reversal of current expected credit losses	(7,372,778)	(181,370)	(22,524,920)	1,149,050
Realized (losses) gains on investments, net	—	—	—	(93,338)
Change in unrealized gains (losses) on loans at fair value, net	(9,712,427)	(4,621,702)	(11,453,875)	(9,655,396)
Net (loss) income from continuing operations before income taxes	(13,365,168)	1,604,046	(22,487,772)	15,684,262
Income tax (benefit) expense	(874,662)	386,256	(900,300)	830,591
Net (loss) income from continuing operations	(12,490,506)	1,217,790	(21,587,472)	14,853,671
Net income (loss) from continuing operations. Our net loss from continuing operations allocable to our common shareholders for the three and nine months ended September 30, 2025, was approximately $(12.5) million and $(21.6) million, or $(0.57) and $(0.99) per basic common share from continuing operations, respectively, compared to net income from continuing operations allocable to our common shareholders of approximately $1.2 million and $14.9 million, or $0.05 and $0.71 per basic common share from continuing operations for the three and nine months ended September 30, 2024, respectively.
Interest income. Interest income decreased approximately $(2.3) million, or (21.9)%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was driven by lower interest income of approximately $(3.0) million due to loans with Private Company A, Private Company P, Subsidiary of Private Company G, and Private Company K on nonaccrual status.
Interest income decreased $(18.1) million, or (42.3)%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease in interest income was driven more loan exits and prepayments in the prior period, which resulted in ($3.7) million lower fee income, ($3.9) million lower OID income due to the acceleration of unaccreted OID, ($2.7) million lower interest income driven by less capital deployed and ($1.3) million lower PIK income during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, respectively. Loans on nonaccrual status resulted in ($6.6) million lower interest income period over period for the nine months ended.
Interest expense. Interest expense increased approximately $0.1 million, or 3.7%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, driven by an increase in time borrowings were outstanding on our Revolving Credit Facility resulting in additional interest expense of $0.1 million.

Index
Interest expense increased approximately $0.6 million, or 11.7%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, driven by an increase in time borrowings were outstanding on our Revolving Credit Facility resulting in additional interest expense of $0.5 million and an increase in unused fees of $0.1 million, respectively.
Management and incentive fees, net. Management fees decreased approximately $(13.5) thousand, or (1.9)%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Management fees decreased approximately $(0.6) million, or (21.8)%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease in the nine months ended period over period was driven by lower equity, attributable to the Spin-Off of SUNS completed on July 9, 2024. In connection with the Spin-Off, we recognized a reduction to additional paid-in capital of approximately $115 million.
Incentive fees decreased approximately $(0.3) million and $(5.6) million, for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, respectively, driven by lower Core Earnings (as defined in the Management Agreement). There was no incentive fee incurred during the three and nine months ended September 30, 2025.
General and administrative expenses. General and administrative expenses decreased approximately $(0.2) million, or (21.3)%, and decreased $(0.7) million, or (23.3)%, and for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, respectively. The decrease in both the three and nine months ended was primarily due to less reimbursable shared expenses allocated by our Manager of approximately $(0.1) million and $(0.5) million, respectively.
Stock-based compensation. Stock-based compensation increased $0.3 million, or 122.9%, and $0.4 million, or 34.9%, for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively.
Professional fees. Professional fees decreased approximately $(0.1) million, or (15.0)%, and decreased $(0.1) million, or (11.7)%, for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively.
BDC conversion expenses. BDC conversion expenses are expensed as incurred and primarily include legal fees related to the creation and organization of our election to be regulated as a BDC. The Conversion process began during the second quarter of 2025 and we incurred approximately $0.6 million and $0.8 million of conversion expenses during the three and nine months ended September 30, 2025, respectively. No such costs were incurred in the prior year.
Realized (losses) gains. The decrease in realized losses recognized for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, was driven by a realized loss recognized in the prior period due to separate sales of our investment in Subsidiary of Public Company M. There were no realized losses recognized during the three and nine months ended September 30, 2025, respectively.
Unrealized (losses) gains. Investments in loans held at fair value are recorded on the trade date at cost, which reflects the amount of principal funded net of any original issue discounts. An unrealized gain arises when the fair value of the loan portfolio exceeds its cost and an unrealized loss arises when the fair value of the loan portfolio is less than its cost. The net change in unrealized gain (loss) of approximately $(5.1) million and $(1.8) million for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, respectively, was driven by the sale of our loan with Private Company B in the prior period with an unrealized loss that was recovered, as well as the net change in the valuation of the loans, which was impacted by changes in recovery rates.
Income tax (benefit) expense. Income taxes decreased approximately $(1.3) million, or (326.4)%, and decreased $(1.7) million, or (208.4)%, for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively. The change was driven by lower taxable income resulting from the write-off recognized during the second quarter of 2025 associated with Public Company A equipment loan.
Provision for Current Expected Credit Losses
The provision for current expected credit losses increased approximately $7.2 million and $23.7 million for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively. Our CECL Reserve as of September 30, 2025 was approximately $51.3 million, or 18.69%, of our total loans held at carrying value with a balance of approximately $274.7 million and was bifurcated between (i) the current expected credit

Index
loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of approximately $51.2 million and (ii) a liability for unfunded commitments of approximately $0.2 million. The balance as of September 30, 2024 was approximately $25.3 million, or 10.70%, of our total loans held at carrying value and loan receivable held at carrying value balance of approximately $236.3 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $25.1 million and (ii) a liability for unfunded commitments of approximately $0.2 million. September 30, 2024 CECL Reserve balances exclude the commercial real estate loan portfolio and related CECL Reserve of SUNS in connection with the Spin-Off. The CRE CECL Reserve is included within discontinued operations for the prior periods presented. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion when determining the amount to allocate to its CECL Reserve. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan. The change in the provision for current expected credit losses for the three and nine months ended period over period was due to an increase in CECL Reserves for loans with a risk rating of “4” or “5” as a result of changes in macroeconomic factors, changes to the loan portfolio including new commitments and repayments, borrower payment status, and changes in other data points we use in estimating the reserve.
Loan Portfolio
As of September 30, 2025, our portfolio was comprised of 14 loans (such portfolio, our “Existing Portfolio”). The aggregate originated commitment under these loans was approximately $344.6 million and outstanding principal was approximately $332.8 million as of September 30, 2025.
As of September 30, 2025, we had four loans on nonaccrual status, which included three loans held for investment with a carrying value of $104.2 million and carrying value net of CECL Reserve of $59.9 million, and one loan held at fair value with an outstanding principal balance of $51.0 million and fair value of $16.9 million.
The table below summarizes our total loan portfolio as of September 30, 2025, unless otherwise specified. Borrower names have been kept confidential due to confidentiality agreement obligations.

Loan Names	Original Funding Date(1)	Loan Maturity	AFC Loan, net of Syndication	% of Total AFC	Principal Balance as of 9/30/2025	Cash Interest Rate	PIK	Fixed/ Floating	Amortization During Term	YTM (2)
Private Co. A(3)	5/8/2020	5/8/2024	$42,309,775	12.3%	$50,975,329	13.0%	2.5%	Fixed	No	—%
Sub of Private Co. G(4)	4/30/2021	5/1/2026	73,164,277	21.2%	78,880,165	12.5%	N/A	Fixed	No	—%
Private Co. K(5)	4/28/2022	5/3/2027	13,229,626	3.8%	12,195,762	16.1%	2.0%	Floating	Yes	—%
Private Co. L	4/20/2022	5/1/2026	32,757,254	9.5%	29,575,644	13.0%	N/A	Floating	Yes	19%
Private Co. M	7/31/2023	7/31/2026	30,000,000	8.7%	25,099,497	9.0%	N/A	Fixed	Yes	18%
Private Co. N - Real Estate	3/22/2024	4/1/2028	19,327,505	5.6%	19,327,505	12.5%	N/A	Floating	Yes	16%
Private Co. N - Non-Real Estate	3/22/2024	4/1/2028	17,200,000	5.0%	17,200,000	12.5%	N/A	Floating	Yes	16%
Private Co. O	5/20/2024	6/1/2028	10,500,000	3.0%	5,358,890	13.5%	N/A	Floating	Yes	19%
Private Co. P(6)	6/18/2024	7/1/2027	15,126,433	4.4%	15,609,914	13.0%	N/A	Fixed	Yes	—%
Private Co. Q	8/16/2024	9/1/2028	11,000,000	3.2%	6,449,453	13.8%	N/A	Floating	Yes	18%
Private Co. R	10/4/2024	11/1/2027	41,000,000	11.9%	34,828,192	12.0%	N/A	Floating	Yes	15%
Private Co. U	2/14/2025	3/1/2028	15,000,000	4.4%	15,000,000	14.0%	N/A	Fixed	Yes	16%
Sub of Private Co. V	4/1/2025	4/1/2029	14,000,000	4.1%	12,323,460	12.5%	1.5%	Fixed	Yes	17%
Sub. of Public Co. S	8/13/2025	8/13/2030	10,000,000	2.9%	10,000,000	12.5%	N/A	Fixed	No	15%
		Subtotal(7)	$344,614,870	100.0%	$332,823,811	12.6%	0.5%
(1)All loans originated prior to July 31, 2020 were purchased from an affiliated entity at fair value which approximated accreted and/or amortized cost plus accrued interest on July 31, 2020.
(2)YTM excludes loans on nonaccrual status. Estimated YTM includes a variety of fees and features that affect the total yield, which may include, but is not limited to, OID, exit fees, prepayment fees, unused fees and contingent features. OID is recognized as a discount to the funded loan principal and is accreted to income over the term of the loan. Loans originated before July 31, 2020 were acquired by us, net of unaccreted OID, which we accrete to income over the remaining term of the loan. In some cases, additional OID is recognized from additional purchase discounts attributed to the fair value of equity positions that were separated from the loans prior to our acquisition of such loans.
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction

Index
of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of September 30, 2025 applied through maturity. Actual results could differ from those estimates and assumptions.
(3)Cash interest and PIK interest rates for Private Company A represent a blended rate of differing cash interest and PIK interest rates applicable to each of the tranches to which the Company is a lender under the senior secured term loan credit facility with Private Company A (as may be amended, restated, and supplemented or otherwise modified from time to time, the “Private Company A Credit Facility”). In October 2023, AFC Agent delivered a notice of default to Private Company A based on certain financial and other covenant defaults and began charging additional default interest of 5.0%, beginning as of July 1, 2023, in accordance with the terms of the Private Company A Credit Facility. Effective March 1, 2024, Private Company A was placed on nonaccrual status. The maturity date passed on the credit facility to Private Company A without repayment. In November 2023, Private Company A was placed into receivership to maintain the borrower’s operations and maximize value for the benefit of its creditors. The court-appointed receiver is determining the amount of principal payments the borrower is able to repay either from operations or from sale of collateral assets on a monthly basis.
(4)Effective December 1, 2023, the Company placed the borrower on nonaccrual status.
(5)Effective December 1, 2023, the Company placed the borrower on nonaccrual status.
(6)Effective June 1, 2025, the Company placed the borrower on nonaccrual status.
(7)The interest and PIK subtotal rates are weighted average rates.
Loans Held for Investment at Fair Value
As of September 30, 2025 and December 31, 2024, our portfolio included one loan held at fair value. The aggregate commitment under this loan was approximately $42.3 million and $44.4 million, respectively, and outstanding principal was approximately $51.0 million and $53.1 million as of September 30, 2025 and December 31, 2024, respectively. For the nine months ended September 30, 2025, we received approximately $2.1 million of principal repayments of loans held at fair value. As of September 30, 2025 and December 31, 2024, our loan held at fair value did not have a floating interest rate.
The following tables summarize our loan held at fair value as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loan	$16,923,809	$48,107,898	$50,975,329	0.0
Total loan held at fair value	$16,923,809	$48,107,898	$50,975,329	0.0

	As of December 31, 2024
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loan	$30,510,804	$50,241,018	$53,108,449	0.0
Total loan held at fair value	$30,510,804	$50,241,018	$53,108,449	0.0
(1)Refer to Note 13 to our consolidated financial statements titled “Fair Value”.
(2)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID and loan origination costs.
(3)As of September 30, 2025 and December 31, 2024, the maturity date passed on the credit facility with Private Company A without repayment.

Index
The following table presents changes in loans held at fair value as of and for the nine months ended September 30, 2025:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loan held at fair value at December 31, 2024	$53,108,449	$(2,867,431)	$(19,730,214)	$30,510,804
Change in unrealized gains (losses) on loans at fair value, net	—	—	(11,453,875)	(11,453,875)
Loan repayments	(2,133,120)	—	—	(2,133,120)
Total loan held at fair value at September 30, 2025	$50,975,329	$(2,867,431)	$(31,184,089)	$16,923,809
Loans Held for Investment at Carrying Value
As of September 30, 2025 and December 31, 2024, our portfolio included 13 and 14 loans held at carrying value, respectively. As of September 30, 2025 and December 31, 2024, the aggregate originated commitment under these loans was approximately $302.3 million and $312.8 million, respectively, and outstanding principal was approximately $281.8 million and $301.8 million, respectively. During the nine months ended September 30, 2025, we funded approximately $40.7 million of new loans and additional principal and had approximately $61.0 million of principal repayments of loans held at carrying value. As of September 30, 2025 and December 31, 2024, approximately 44% and 52%, respectively, of our loans held at carrying value had floating interest rates. As of September 30, 2025, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) quoted at 4.1% and subject to a weighted average floor of 4.3% based on outstanding principal.
The following tables summarize our loans held at carrying value as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$281,848,482	$(7,122,813)	$274,725,669	1.6
Total loans held at carrying value	$281,848,482	$(7,122,813)	$274,725,669	1.6

	As of December 31, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$301,755,791	$(8,493,417)	$293,262,374	1.9
Total loans held at carrying value	$301,755,791	$(8,493,417)	$293,262,374	1.9
(1)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of September 30, 2025 and December 31, 2024.

Index
The following table presents changes in loans held at carrying value as of and for the nine months ended September 30, 2025:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2024	$301,755,791	$(8,493,417)	$293,262,374
New fundings	40,700,409	(1,270,000)	39,430,409
Accretion of original issue discount	—	2,640,604	2,640,604
Loan repayments	(46,877,502)	—	(46,877,502)
PIK interest	418,023	—	418,023
Loan amortization payments	(14,148,239)	—	(14,148,239)
Total loans held at carrying value at September 30, 2025	$281,848,482	$(7,122,813)	$274,725,669
Loan Receivable Held at Carrying Value
As of September 30, 2025 and December 31, 2024, our portfolio included zero and one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately zero and $1.9 million as of September 30, 2025 and December 31, 2024, respectively. During the nine months ended September 30, 2025, we received $0.1 million of principal repayments of loan receivable held at carrying value. Based on discussions with the collateral agent, no further proceeds were expected and we deemed the remaining balance on the loan with Public Company A to be uncollectible. Prior to the write-off, the loan receivable had a CECL Reserve that was fully reserved for. During the second quarter of 2025, we wrote off $1.8 million, which was equal to the carrying value of the loan receivable, excluding the CECL Reserve at the time the loan was written off.
The following table presents changes in loans receivable as of and for the nine months ended September 30, 2025:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2024	$1,897,324	$(1,686)	$1,895,638
Loan repayments	(118,392)	—	(118,392)
Loan write-off	(1,778,932)	1,686	(1,777,246)
Total loan receivable held at carrying value at September 30, 2025	$—	$—	$—
Collateral Overview
Our loans are typically secured by various types of assets of our borrowers, including real property and certain personal property, such as cash flows and the value associated with licenses (where applicable), equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.
With respect to our loans to cannabis operators, we do not have liens on cannabis inventory and are generally restricted from taking ownership of state licenses by current statutory prohibitions and exchange listing standards. The documents governing our loans also include a variety of provisions intended to provide remedies against the value associated with licenses. For example, some loan documents require a grant of a security interest in all property of the entities holding licenses to the extent not prohibited by applicable law or regulations (or requiring regulatory approval), equity pledges of entities holding licenses, receivership remedies and/or other remedies to secure the value associated with the borrowers’ licenses. Upon default of a loan, we may seek to sell the loan to a third party or have an affiliate or a third party work with the borrower to have the borrower sell collateral securing the loan to a third party or institute a foreclosure proceeding to have such collateral sold, in each case, to generate funds towards the payoff of the loan. While we believe that the appraised value of any real estate assets or other collateral securing our loans may impact the amount of the recovery in each such scenario, the amount of any such recovery from the sale of such real estate or other collateral may be less than the appraised value of such collateral and the sale of such collateral may not be sufficient to pay off the remaining balance on the defaulted loan. Becoming the holder of a license through foreclosure or otherwise, the sale of a license or other

Index
realization of the value of licenses requires the approval of regulatory authorities. As of September 30, 2025, our portfolio of assets held outside of TRS1 had a weighted average real estate collateral coverage of approximately 1.0 times our aggregate committed principal amount of such loans, with the real estate collateral coverage for each of our loans measured as of the time of closing for such loan and based on various sources of data available at such time. We calculate our weighted average real estate collateral coverage by estimating the underlying value of our real estate collateral based on various objective and subjective factors, including, without limitation, third-party appraisals, total cost basis of the subject property and/or our own internal estimates.
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
Our net cash provided by operating activities for the nine months ended September 30, 2025 of approximately $11.8 million was less than our dividends declared of $12.0 million made during the same period due to earned OID of $2.6 million and PIK repayments of $2.7 million related to the repayment from Private Company J during such period. OID relates to cash withheld by the Company upon funding of its investments and is included under the ‘Supplemental disclosure of non-cash activity’ on the Consolidated Statements of Cash Flows.
As of September 30, 2025 and December 31, 2024, all of our cash was unrestricted and totaled approximately $45.1 million and $103.6 million, respectively.
As of September 30, 2025, we believe that our cash on hand, capacity available under the Revolving Credit Facility and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
Capital Markets
Our current Shelf Registration Statement became effective on April 25, 2025, allowing us to sell, from time to time in one or more offerings, up to $1.0 billion of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock or preferred stock. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. As of September 30, 2025, the ATM Program was no longer in effect.

Index
The ATM Program and related Sales Agreement expired in April 2025, in connection with the expiration of our Prior Shelf Registration Statement. We do not currently have an ATM program, but we may enter into a new ATM program and related sales agreement in the future pursuant to which sales may be made under the Shelf Registration Statement.
We may seek to raise further equity capital and issue debt securities in order to fund our future investments in loans, as we expect our expanded investment focus to require additional capital.
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
In April 2025, we entered into Amendment Number Four to Loan and Security Agreement, by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto. Amendment Number Four, among other things, (i) extends the maturity date of the Revolving Credit Agreement to April 29, 2028, (ii) increases the interest rate floor from 4.00% to 7.00%, (iii) permits certain restricted payments to be made upon the Company meeting certain terms and conditions, and (iv) expands the collateral secured under the Revolving Credit Agreement from assets comprising of or relating to loan obligations designed for inclusion in the borrower base to substantially all of the Company’s and its subsidiaries’ assets. In connection with the amendment, the Revolving Credit Facility has a lead commitment of $30.0 million from a FDIC-insured banking institution (which may be increased up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Facility.
In June 2025, we entered into Amendment Number Five to the Loan and Security Agreement, by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto. Amendment Number Five among other things increased the commitment from the lenders by $20.0 million, to a total aggregate commitment of $50.0 million.
Our obligations under the Revolving Credit Facility are secured by certain assets of ours comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, we are subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.50 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of us and our subsidiaries. To the best of our knowledge, as of September 30, 2025, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
AFCF Credit Facility
In December 2024, we entered into the AFCF Credit Facility, which provides for an unsecured revolving credit facility with a $40.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the AFCF Credit Agreement.
In April 2025, in conjunction with the entry by the Company into Amendment Number Four to the Revolving Credit Agreement, we terminated that certain AFCF Credit Agreement, dated December 17, 2024. At the time of termination, we had no borrowings outstanding and $40.0 million of availability under our AFCF Credit Facility. As of September 30, 2025, the AFCF Credit Facility was no longer in effect.
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

Index
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
Debt Service
As of September 30, 2025, we believe that our cash on hand, capacity available under our Revolving Credit Facility and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.

Index
Cash Flows
Cash provided by (used in) operating, investing and financing activities of continuing operations for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine months ended September 30,
	2025	2024
Net cash provided by (used in) operating activities of continuing operations	$11,796,234	$16,064,202
Net cash provided by (used in) investing activities of continuing operations	$23,846,844	$99,298,100
Net cash (used in) provided by financing activities of continuing operations	$(94,133,149)	$(70,885,129)
Net Cash Provided by (Used in) Operating Activities of Continuing Operations
Net cash provided by operating activities of continuing operations during the nine months ended September 30, 2025 was approximately $11.8 million, compared to approximately $16.1 million for the same period in 2024. The decrease of approximately $(4.3) million period over period was primarily due lower revenue and related incoming cash payments from borrowers due to loans on nonaccrual status and no sales of loans in the current year, partially offset by lower management and incentive paid to our Manager period over period.
Net Cash Provided by (Used in) Investing Activities of Continuing Operations
Net cash provided by investing activities of continuing operations during the nine months ended September 30, 2025 was approximately $23.8 million, compared to approximately $99.3 million for the same period in 2024. The decrease in net cash used in investing activities of approximately $(75.5) million during the nine months ended September 30, 2024 to September 30, 2025 was primarily due to a decrease in proceeds from the sale of loans in the prior period of $(96.1) million, partially offset by an increase on loan repayments of approximately $10.0 million and a decrease in loan fundings of approximately $10.6 million, respectively.
Net Cash (Used in) Provided by Financing Activities of Continuing Operations
Net cash used in financing activities of continuing operations during the nine months ended September 30, 2025 was approximately $(94.1) million, compared to approximately $(70.9) million for the same period in 2024. The decrease of approximately $(23.2) million during the nine months ended September 30, 2024 to September 30, 2025 was primarily due to a decrease in borrowings on the Revolving Credit Facility and the AFCF Credit Facility of $(114.4) million in the aggregate, partially offset by a decrease in repayments on the Revolving Credit Facility and the AFCF Credit Facility of $18.4 million in the aggregate and decrease in cash distributions in connection with the Spin-Off of SUNS of approximately $67.9 million, respectively.
Cash provided by (used in) operating, investing and financing activities of discontinued operations for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine months ended September 30,
	2025	2024
Net cash provided by (used in) operating activities of discontinued operations	$—	$3,271,445
Net cash (used in) provided by investing activities of discontinued operations	$—	$(47,211,339)
Net cash provided by (used in) financing activities of discontinued operations	$—	$—
Net Cash Provided by (Used in) Operating Activities of Discontinued Operations
Net cash provided by operating activities of discontinued operations during the nine months ended September 30, 2025 was zero, compared to approximately $3.3 million for the same period in 2024. The decrease of approximately $(3.3) million during the nine months ended September 30, 2024 to September 30, 2025 was primarily due to a decrease in net income from discontinued operations of $(2.9) million and changes in working capital of $(0.3) million, respectively.

Index
Net Cash Provided by (Used in) Investing Activities of Discontinued Operations
Net cash used in investing activities of discontinued operations during the nine months ended September 30, 2025 was zero, compared to net cash provided by investing activities of $(47.2) million for the same period in 2024. The increase of net cash used in investing activities of discontinued operations was primarily due to the issuance and fundings on loans of approximately $(67.3) million, offset by principal repayments of loans of $15.1 million, respectively.
Net Cash Provided by (Used in) Financing Activities of Discontinued Operations
There were no cash flows related to financing activities of discontinued operations during the nine months ended September 30, 2025 and 2024.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of September 30, 2025 are as follows:

	As of September 30, 2025
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$6,227,088	$5,141,110	$—	$—	$11,368,198
Total	$6,227,088	$5,141,110	$—	$—	$11,368,198
As of September 30, 2025, all unfunded commitments were related to our total loan commitments and were available for funding in less than two years.
We also had the following contractual obligations as of September 30, 2025 relating to the 2027 Senior Notes:

	As of September 30, 2025
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations(1)	$5,175,000	$95,175,000	$—	$—	$100,350,000
Total	$5,175,000	$95,175,000	$—	$—	$100,350,000
(1) Amounts include projected interest payments during the period based on interest rates in effect as of September 30, 2025.
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

Index
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
Critical Accounting Policies and Estimates
As of September 30, 2025, there were no significant changes in or changes in the application of our critical accounting policies or estimates from those presented in our Annual Report on Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Risk Management
To the extent consistent with maintaining our REIT qualification and our exemption from registration under the 1940 Act, we seek to manage risk exposure by closely monitoring our portfolio and actively managing financing, interest rate, credit, prepayment and convexity (a measure of the sensitivity of the duration of a loan to changes in interest rates) risks associated with holding our portfolio. Generally, with the guidance and experience of our Manager:
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
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our consolidated balance sheet. As of September 30, 2025 and December 31, 2024, one loan held for investment was carried at fair value within loans held at fair value in our consolidated balance sheets, respectively, with changes in fair value recorded through earnings.
We evaluate our loans on a quarterly basis and fair value is determined by our Board through its independent Audit and Valuation Committee. We use an independent third-party valuation firm to provide input in the valuation of all of our

Index
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
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Alternative valuation methodologies may be used as appropriate, and can include a market analysis, income analysis, or recovery analysis. Changes in market yields, revenue multiples, and recovery rates may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, while a decrease in revenue multiples and recovery rates may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of September 30, 2025, a decrease of 50 bps or increase of 50 bps of the market yield would have resulted in a change in unrealized gain (loss) of approximately $0.3 million and $(0.3) million, respectively. As of September 30, 2025, we had seven floating-rate loans, representing approximately 38% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates included one-month SOFR quoted at 4.1% and subject to a weighted average floor of 4.3% based on outstanding principal. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $0.6 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $(0.1) million.
Interest Rate Cap Risk
Through our Manager, we originate both fixed and floating rate loans. These are assets in which the loans may be subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset’s interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements may not be subject to similar

Index
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
Other than the acquisition of our initial portfolio of loans and certain loan commitments relating to Private Company A, we, through our Manager, have originated substantially all of our loans and intend to continue to originate our loans, but we have previously and may in the future acquire loans from time to time. Our Investment Guidelines are not subject to any limits or proportions with respect to the mix of target investments that we make or that we may in the future acquire other than as necessary to maintain our exemption from registration under the 1940 Act and our qualification as a REIT. Our investment decisions will depend on prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our capital that will be invested in any individual target investment at any given time.
Our loan portfolio as of September 30, 2025 was concentrated with the top three borrowers representing approximately 49.5% of the aggregate outstanding principal balances and approximately 45.4% of the total loan commitments. Additionally, the industry is experiencing significant consolidation, which we expect to increase, among cannabis operations and certain of our borrowers may combine, increasing the concentration of our borrower portfolio with those consolidated operators.
Our largest credit facility represented approximately 23.7% of the aggregate outstanding principal balances of our portfolio and approximately 21.2% of our total loan commitments as of September 30, 2025. The borrower under this credit facility is a Subsidiary of Private Company G, a multi-state operator with real estate assets in several states, certain of which have been included as collateral in connection with the senior term loan. This senior term loan accrues interest at a fixed rate of 12.5%, a minimum portion of which is payable in cash pursuant to the excess cash flow sweep, and the remainder of which, if any, is paid in kind. We placed Subsidiary of Private Company G on nonaccrual status effective December 1, 2023 and previously during various periods in 2023. As of September 30, 2025, the loan with Subsidiary of Private

Index
Company G had an outstanding principal amount of approximately $78.9 million and an amortized cost of approximately $77.4 million, respectively. During the three and nine months ended September 30, 2025, we recognized interest income of zero and approximately $0.7 million related to this loan, which was received in cash. As full recovery of principal and accrued interest is doubtful, future cash receipts received in accordance with terms of the forbearance agreement are accounted for under the cost recovery method. During the three and nine months ended September 30, 2025, zero and $0.3 million of contractual interest payments were received and applied as a reduction to this loan’s amortized cost, respectively.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans.
On September 9, 2025, a complaint was filed in the Superior Court of the State of California in Los Angeles County naming, among others, the Company, the Manager, and certain of their officers and/or directors as defendants. On September 19, 2025, an amended complaint was filed in the same action that revised certain allegations, but did not assert new causes of action or add or remove plaintiffs or defendants. The amended complaint was filed by the parent company and two subsidiaries of Private Company G. The Company has filed separate legal actions in New York against the

Index
guarantors of the loan the Company made to the two subsidiaries (among other borrowers), and those two subsidiaries have filed an action against the Company (and others) in New Jersey. The complaint alleges that the Company conspired with a restructuring advisory firm to mismanage the borrowers’ operations and wrongfully seize their assets during a forbearance period that followed the borrowers’ material defaults under the credit facility. The complaint alleges claims for breach of fiduciary duty, conversion, intentional interference with contract, and unjust enrichment, and seeks substantial monetary damages. The Company, the Manager, and affiliated officers and/or directors (but not the restructuring advisory firm) are preparing a motion to quash the summonses on the grounds of lack of personal jurisdiction over them in California. The Company believes the claims are baseless and intends to vigorously defend this matter.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report for the fiscal year ended December 31, 2024 and as disclosed in Item 1A. “Risk Factors” in subsequently filed Quarterly Reports on Form 10-Q.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the fiscal quarter ended September 30, 2025, none of the directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.3	Form of 5.750% Senior Notes due 2027 (included in Exhibit 4.2).
10.1F	Sixth Amendment to Amended and Restated Management Agreement, dated August 13, 2025 by and between Advanced Flower Capital Inc. and AFC Management, LLC.
21.1*	List of Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2025
ADVANCED FLOWER CAPITAL INC.

	By:	/s/ Daniel Neville
Daniel Neville
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brandon Hetzel
Brandon Hetzel
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)