Form 10-K
period 2025-12-31
Advanced Flower Capital Inc.
filed 2026-03-04
CIK 1822523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to (§240.10D-1(b)). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The approximate aggregate market value of 18,067,509 shares of voting common stock held by non-affiliates of the registrant, as of June 30, 2025, based upon the last sale price reported on the Nasdaq Stock Market (the “Nasdaq”) was $80,942,440. The determination of affiliate status is solely for the purpose of this report and shall not be construed as an admission for the purposes of determining affiliate status.

Class	Outstanding at February 25, 2026
Common stock, $0.01 par value per share	23,528,844
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2026) are incorporated by reference into Part III of this Form 10-K.
EXPLANATORY NOTE
The Company did not check the box indicating its status as a “Smaller Reporting Company” on the cover page of this Annual Report on Form 10-K due to a technical issue encountered with the SEC’s EDGAR filing system at the time of submission. However, the Company qualified as a Smaller Reporting Company under applicable SEC rules for the fiscal year ended December 31, 2025 and for the purpose of reporting its results for such fiscal year, and the disclosures included in this Annual Report on Form 10-K have been prepared in accordance with the disclosure requirements applicable to Smaller Reporting Companies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”), filed by Advanced Flower Capital Inc. (the “Company,” “AFC”, “we,” “us,” and “our”), and the information incorporated by reference herein, or made in other reports, filings with the SEC, and press releases contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. These forward-looking statements are based on our current intent, belief, expectations and views of future events. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results or performance, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “could,” “would,” “will,” “can,” “continuing,” “may,” “aim,” “intend,” “ongoing,” “plan,” “predict,” “potential,” “should,” “seeks,” “likely to” or words or phrases of similar meaning. Specifically, this Annual Report includes forward-looking statements regarding (i) the conversion to a business development company (“BDC”) (the “Conversion”) and the other related transactions, as well as the future financial and operating results, plans, objectives, expectations and intentions of the Company, (ii) our portfolio and strategies for the growth of our lending business; (iii) our working capital, liquidity and capital requirements; (iv) potential state and federal legislative and regulatory matters; (v) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements and/or those of our borrowers; (vi) the amount, collectability and timing of cash flows, if any, from our loans; (vii) our expected ranges of originations and repayments; (viii) estimates relating to our ability to make distributions to our shareholders in the future; and (ix) our investment strategy.
These forward-looking statements reflect management’s current views about future events, and are subject to risks, uncertainties and assumptions. Our actual results may differ materially from the future results and events expressed or implied by the forward-looking statements. Key factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:
•our expanded business and investment strategy;
•our ability to maintain our status as a BDC;
•our ability to maintain our status under Subchapter M of the Code of 1986, as amended (the “Code”) as a regulated investment company (“RIC”) and our qualification for tax treatment as a RIC;
•the ability of our Adviser (as defined below) to locate suitable loan opportunities for us and to monitor and actively manage our portfolio and implement our expanded investment strategy;
•our expectations for origination targets and repayments;
•our ability to obtain our target mix of loan and collateral types with our expected ranges of yields;
•the allocation of loan opportunities to us by our Adviser;
•our projected operating results;
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
•changes in the value of our loans;
•our being subject to regulations and SEC oversight as a BDC, including limits on issuance of debt. If we fail to comply with applicable requirements, it may adversely impact our results relative to companies that are not subject to such regulations;
•losses that may arise due to the concentration of our portfolio in a limited number of loans and borrowers;
•our investment and underwriting process;
•the rates of default or recovery rates on our loans;

•the estimated growth in and evolving market dynamics of private credit, including in the cannabis market;
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
•the departure of any of the executive officers or key personnel supporting and assisting us from our Adviser, Administrator (as defined below) and/or their affiliates;
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

PART I
Item 1.    Business
The following description of the business of Advanced Flower Capital Inc. should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025.
Unless the context otherwise requires, the terms “AFC,” “we,” “us” or “our” refers to Advanced Flower Capital Inc.
Overview
Advanced Flower Capital Inc. is an institutional lender that was founded in July 2020 by a veteran team of investment professionals. We are a Maryland corporation and externally managed by AFC Management, LLC. Effective January 1, 2026, we elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”).
During the year ended December 31, 2025, we primarily originated, structured, underwrote, invested in and managed senior secured loans and other types of mortgage loans and debt securities, with a specialization in loans to cannabis industry operators in states that have legalized medical and/or adult-use cannabis. During that period, our investment guidelines primarily related to deploying capital in attractive lending opportunities, typically secured by real estate, equipment, cash flows and license value, to (i) state law-compliant cannabis operators and ancillary cannabis companies and (ii) other public and privately held middle-market companies.
Our primary objective is to provide attractive risk-adjusted returns over time through cash distributions and capital appreciation. During 2025, we sought to attain this objective primarily by providing loans to state law compliant cannabis companies. The loans originated during this period were primarily structured as senior loans typically secured by real estate, equipment, cash flows and the value associated with licenses (where applicable) and/or other assets of the loan parties to the extent permitted by applicable laws and the regulations governing such loan parties. Some of our cannabis-related borrowers have their equity securities listed for public trading on the Canadian Securities Exchange (“CSE”) in Canada and/or over-the-counter (“OTC”) in the United States.
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
During the year ended December 31, 2025, the Company was managed pursuant to the terms of the Amended and Restated Management Agreement, dated January 14, 2021, by and between the Company and AFC Management, LLC (in its capacity as investment adviser under such agreement, the “Manager”) (as amended from time to time, the “Management Agreement”). We commenced operations on July 31, 2020 and completed our initial public offering (“IPO”) in March 2021.
We elected to be taxed as a REIT under Section 856 of the Code, commencing with our taxable year ended December 31, 2020 and ending with our taxable year ended December 31, 2025. We believe that we qualified as a REIT during that period and that our proposed method of operation enabled us to continue to qualify as a REIT until the year ended December 31, 2025. However, no assurances can be given that our beliefs or expectations were fulfilled, since qualification as a REIT depended on us satisfying numerous asset, income and distribution tests, which in turn depended, in part, on our operating results and ability to obtain financing. During that period, we also operated our business in a manner that permitted us to rely on an exemption from registration under the 1940 Act.
Our wholly-owned subsidiary, AFCG TRS1, LLC (“TRS1”), operated as a taxable REIT subsidiary (a “TRS”). TRS1 began operating in July 2021. The financial statements of TRS1 are consolidated within our consolidated financial statements.
At a meeting of the Board of Directors (the “Board”) on August 12, 2025 (the “August Meeting”), the Board approved the Sixth Amendment to our then existing Management Agreement, which expanded our investment strategy during our operation as a REIT. Accordingly, under the Sixth Amendment, we expanded our investment strategy and were permitted to originate, structure, underwrite, invest in and manage senior secured mortgage loans and other types of loans and debt securities to companies ancillary to the cannabis industry as well as companies outside of the cannabis industry. Businesses ancillary to the cannabis industry may include, but are not limited to, brand developers, business services providers, and equipment and consumables providers. We believe there are also attractive lending opportunities in companies ancillary to and outside of the cannabis industry that could generate attractive risk-adjusted returns. By expanding the investment mandate, we expect to be able to diversify our exposure across industries and credit risk profiles while maintaining deal selectivity. Although the Sixth Amendment amended the prior Management Agreement, the expanded investment mandate approved by the Board was carried forward and reflected in the Company’s current Advisory Agreement (as defined below).
At the August Meeting, the Board also unanimously approved a series of matters intended to facilitate the conversion (the “Conversion”) of the Company from a REIT to a BDC. Among other things, the Board, including a majority of the directors who are not “interested persons” of the Company (as that term is defined under the 1940 Act) (the “Independent Directors”), approved a new, 1940 Act-compliant investment advisory agreement (the “Advisory Agreement”) by and between the Company and AFC Management, LLC (in its capacity as investment adviser under the Advisory Agreement, the “Adviser”), subject to the approval of the Company’s shareholders.
On September 16, 2025, the Company filed a definitive proxy statement with the U.S. Securities and Exchange Commission (“SEC”) in connection with a special meeting of shareholders (the “Special Meeting”) held on November 6, 2025 for the purpose of seeking shareholder approval of certain proposals required to effect the Conversion, namely shareholder approvals of (i) the Advisory Agreement and (ii) the application of reduced asset coverage requirements pursuant to Section 61(a) of the 1940 Act (enabling the Company to utilize a greater degree of leverage than would otherwise be permitted) (the “Proposals”).
On November 6, 2025, at the Special Meeting, the Company’s shareholders approved the Proposals, including the Advisory Agreement, which was necessary for the Company to be able to operate as a BDC under the 1940 Act.
Prior to the Conversion, we historically focused on lending to vertically integrated cannabis industry companies with significant real estate holdings in order to satisfy the regulatory requirements applicable to mortgage REITs. Given the capital-intensive nature of the industry and the limited availability of traditional bank financing, many operators did not own sufficient real estate collateral, which constrained the universe of potential borrowers under our former structure.
Effective January 1, 2026, we completed our Conversion to a BDC, ceased operating as a mortgage REIT, and became subject to the regulatory requirements applicable to BDCs under the 1940 Act. Our primary objective following the Conversion continues to be to provide attractive risk-adjusted returns over time through cash distributions and capital appreciation. Effective January 1, 2026, the Management Agreement ceased to govern our operations, and we became managed pursuant to the Advisory Agreement and an administration agreement (the “Administration Agreement”) entered into with AFC Management, LLC (in its capacity as administrator under the Administration Agreement, the “Administrator”).
In addition, following the Conversion, we are no longer subject to constraints regarding real property collateral coverage and in pursuit of our investment objective may invest in a much broader universe of assets, including both real estate and non-real estate related assets, including in private and public middle-market companies that may not have sufficient real property collateral coverage to satisfy the REIT regulatory requirements. While we continue to pursue lending opportunities to cannabis operators and ancillary cannabis companies, such investments are no longer our primary focus and are evaluated alongside opportunities in other industries, subject to the requirements of the 1940 Act applicable to BDCs. This expanded mandate is expected to enhance portfolio diversification, increase investment flexibility, and support the pursuit of attractive risk-adjusted returns.
The Conversion is also expected to enable us to significantly expand our investment universe by increasing our ability to lend to ancillary cannabis businesses as well as non-real estate covered vertically integrated operators.
Our Competitive Strengths
During the year ended December 31, 2025, our investment guidelines focused on senior secured loans and other types of mortgage loans and debt securities, with a specialization in loans to cannabis industry operators in states that have legalized medical and/or adult-use cannabis. As states continue to legalize cannabis for medical and adult-use, an increasing number of companies operating in the cannabis industry required financing. Due to the capital constrained cannabis market, which historically did not typically have access to traditional bank financing, we believe we were well positioned during 2025 to act as a prudent financing source to cannabis industry operators. During the year ended December 31, 2025, some of the factors that represented competitive strengths included our experienced management team, flexible structure, compelling risk-adjusted returns, underlying collateral, leading loan origination platform in the high-growth cannabis market and significant management investments.

•Experienced Management Team: Our Manager administered our business activities and day-to-day operations during 2025, subject to the overall supervision of our Board of Directors (the “Board”). Our Manager’s team is comprised of professionals with extensive and diverse expertise and significant finance industry experience. We believe that the length and breadth of this team’s financing experience and its ability to source and execute a wide variety of loans is one of our significant competitive advantages.
•Flexible Structure: During 2025, we believe we operated under a more flexible funding structure, with the ability to redeploy capital more quickly than the typical REIT land ownership models and traditional lenders. Our investments during 2025 generally consisted of loans with an average maturity of two to five years with significant prepayment protections whereas certain competitors with typical REIT land ownership models have longer-term leases. The duration of our loans, as compared to the length of leases usually employed by REIT land ownership models, allows us to redeploy our capital with more flexibility as market changes occur instead of being locked in for longer periods of time. This model also allows our borrowers to retain control of their real estate assets, which is important to their businesses and allows for more flexibility regarding their capital structure.
•Compelling Risk-Adjusted Returns: During 2025, we sought to obtain strong risk-adjusted returns through a combination of coupons, original issue discount (“OID”), prepayment or exit fees, and other fees.
•Underlying Collateral: Our loans during 2025 were primarily secured by real property and certain personal property, including by the cash flows and the value associated with licenses (where applicable), equipment, and other assets to the extent permitted by applicable laws, and the regulations governing our borrowers and our operation as a REIT.
•Leading Loan Origination Platform in High-Growth Cannabis Market with Extensive Barriers to Entry: Through our size and scale of operations, as well as our incumbency and institutional infrastructure, we believe we operated an established lending platform serving cannabis industry operators during our REIT period. During 2025, we sought to address capital supply and demand imbalances by providing debt capital to operators.
•Significant Management Investment. Robyn Tannenbaum, our President and Chief Investment Officer, and her husband, Leonard M. Tannenbaum, our Chairman, together beneficially own approximately 26.6% of our common stock through direct ownership and indirectly through family office foundations and trusts as of the date of this Annual Report on Form 10-K.
Following the Conversion, many of the same factors that have in the past contributed to our performance and positioning in the marketplace are expected to continue to represent potential competitive strengths that will help enable us to execute on attractive investment opportunities, including, but not limited to our stringent underwriting criteria, size and scale of operations and institutional infrastructure, as well as the following factors:
•Experienced Management Team; Team Continuity. Our Adviser’s team is comprised of professionals with extensive and diverse expertise and significant finance industry experience. We believe that the length and breadth of this team’s financing experience, its familiarity with the Company pre- and post-Conversion, and its ability to source and execute a wide variety of loans is one of our significant competitive advantages.
•Innovative and Complex Transactions. A willingness to evaluate complex transactions that other capital providers are less willing to analyze;
•Capital Stack Financing. The ability to finance entire capital structures;
•Flexible Structure. The flexibility to create financing solutions that are outside of most lenders’ typical “box” and are tailored to the borrower’s specific needs.;
•Due Diligence. The analytical resources that allow us to perform due diligence quickly and commit to a term sheet and fund the investment within a short time frame; and
•Significant Management Investment. Mrs. Tannenbaum and her husband together own beneficially approximately 26.6% of our common stock through direct ownership and indirectly with her spouse through family office foundations and trusts as of the date of this Annual Report on Form 10-K.

Our Portfolio
For information about our investment portfolio during the year ended December 31, 2025 (our “Existing Portfolio”), see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investment Portfolio” and the notes to our consolidated financial statements included in this Annual Report.
Collateral Overview
During the year ended December 31, 2025, our loans were typically secured by various types of assets of our borrowers, including real property and certain personal property, such as cash flows and the value associated with licenses (where applicable), equipment, and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.
With respect to our loans to cannabis operators, we do not have liens on cannabis inventory and are generally restricted from taking ownership of state licenses by current statutory prohibitions and exchange listing standards. The documents governing our loans also include a variety of provisions intended to provide remedies against the value associated with licenses. For example, some loan documents require a grant of a security interest in all property of the entities holding licenses to the extent not prohibited by applicable law or regulations (or requiring regulatory approval), equity pledges of entities holding licenses, receivership remedies and/or other remedies to secure the value associated with the borrowers’ licenses. Upon default of a loan, we may seek to sell the loan to a third party or have an affiliate or a third party work with the borrower to have the borrower sell collateral securing the loan to a third party or institute a foreclosure proceeding to have such collateral sold, in each case, to generate funds towards the payoff of the loan. While we believe that the appraised value of any real estate assets or other collateral securing our loans may impact the amount of the recovery in each such scenario, the amount of any such recovery from the sale of such real estate or other collateral may be less than the appraised value of such collateral and the sale of such collateral may not be sufficient to pay off the remaining balance on the defaulted loan. Becoming the holder of a license through foreclosure or otherwise, or the sale of a license or other realization of the value of licenses requires the approval of regulatory authorities. As of December 31, 2025, our portfolio of assets held outside of TRS1 had a weighted average real estate collateral coverage of approximately 1.0 times our aggregate committed principal amount of such loans, with the real estate collateral coverage for each of our loans measured as of the time of closing for such loan and based on various sources of data available at such time. We calculate our weighted average real estate collateral coverage by estimating the underlying value of our real estate collateral based on various objective and subjective factors, including, without limitation, third-party appraisals, total cost basis of the subject property and/or our own internal estimates.
During 2025, we could have pursued a sale of a defaulted loan if we believed that a sale would yield higher proceeds or that a sale could be accomplished more quickly than a foreclosure proceeding while yielding proceeds comparable to what would be expected from a foreclosure sale. To the extent that we determine that the proceeds are more likely to be maximized through instituting a foreclosure sale or through taking title to the underlying collateral during 2025 we were subject to the rules and regulations under state law that govern foreclosure sales and Nasdaq listing standards that do not permit us to take title to real estate while it is involved in commercial sales of cannabis. In addition, the sale of the collateral securing our loans may be difficult and even for loans to cannabis operators, the collateral securing our loans may be sold to a party outside of the cannabis industry. Therefore, any appraisal-based value of our real estate and other collateral may not equal the value of such collateral if it were to be sold to a third party in a foreclosure or similar proceeding. During 2025, we could have sought to sell a defaulted loan prior to commencing a foreclosure proceeding or during a foreclosure proceeding to a purchaser that is not required to comply with Nasdaq listing standards. We believed during 2025, that a third-party purchaser that is not subject to Nasdaq listing standards may be able to realize greater value from real estate and other collateral securing our loans with respect to loans to cannabis operators. However, we can provide no assurances that a third party would buy such loans or that the sales price of such loans would be sufficient to recover the outstanding principal balance, accrued interest, and fees. We did not own real estate as long as it was used in the commercial sale of cannabis due to current statutory prohibitions and exchange listing standards, which may delay or limit our remedies in the event that any of our borrowers default under the terms of their loans with us.
Our Loan Origination Pipeline
As of February 25, 2026, our loan origination pipeline had approximately $1.4 billion of potential commitments under review by our Adviser and its affiliates for new loans to public and privately held lower-middle-market companies, including state law-compliant cannabis operators and ancillary cannabis companies. As a whole, members of our management team and the members of our investment committee provided by our Adviser (the “Investment Committee”) have sourced over $29 billion of prospective loans to lower-middle-market companies across various industries, while maintaining a robust pipeline of potentially actionable opportunities. We are in various stages of our evaluation process with respect to these loans. We identify appropriate loans from our origination pipeline based on investment criteria factors such as, among other things, the prospective borrower’s financial performance, loan size, proposed sources and uses and location, at which point we may issue an indication of interest or non-binding term sheet and, if mutually agreeable, enter into a non-binding term sheet or non-binding syndication commitment letter with the prospective borrower.
We are currently completing our underwriting process and negotiating definitive loan documents for each of the potential loan investments related to our active fully-executed, non-binding term sheets and fully-executed, non-binding syndication commitment letters. The potential loans remain subject to satisfactory completion of our underwriting and due diligence processes, definitive documentation and final approval by the Investment Committee, as applicable. As a result, no assurance can be given that any of these potential loans will close on the currently contemplated terms or at all. We intend to fund these potential loans using unused borrowing capacity under our senior secured revolving credit facility (as amended from time to time, the “Revolving Credit Facility”), obtained under the Loan and Security Agreement (the “Revolving Credit Agreement”) and unsecured revolving credit facility (the “TCGSL Credit Facility”), by and among the Company, as borrower, the lenders party thereto from time to time, and TCGSL LLC, as agent and lender, net proceeds of future debt or equity offerings, including existing cash and/or, depending upon the timing of closing, or net proceeds from loan repayments. We may in the future seek other or additional financing arrangements at the discretion of our Adviser, subject to approval by our Board and in accordance with applicable law. See “Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 18. Subsequent Events”
Our Leadership
Leonard M. Tannenbaum, our Chairman, has over 30 years of investment management experience. He has taken four other entities public and has managed several externally-managed investment vehicles with approximately $5.0 billion of assets under management in the aggregate. Daniel Neville, our Chief Executive Officer, has over 15 years of experience in finance. Prior to joining AFC in November 2023, Mr. Neville previously served as the Chief Financial Officer of Ascend Wellness Holdings, Inc. Robyn Tannenbaum, our President and Chief Investment Officer, has over 15 years of experience in finance, capital market transactions and investor relations. Brandon Hetzel, our Chief Financial Officer and Treasurer, has over 15 years of experience in accounting and finance. Management and the investment team personnel have over 30 years of experience in direct lending, with over $10 billion of direct lending transactions executed between this Company and prior firms, as well as 20 years experience managing and scaling BDCs.
Management of the Company
As of January 1, 2026, we are an externally managed, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. During the year ended December 31, 2025, prior to the Conversion, we were advised by the Manager (subsequent to the Conversion, the Manager is referred to herein as the Adviser), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and an affiliate of certain officers. The Adviser is a wholly-owned subsidiary of Castleground Holdings LLC (the “Parent Manager”). As of December 31, 2025, certain officers have ownership in the outstanding equity of the Parent Manager, including Mr. Tannenbaum, Mrs. Tannenbaum, Mr. Neville, Mr. Hetzel, Bernard Berman, a member of the Company’s Investment Committee, and Gabriel Katz, Chief Legal Officer and Secretary. Our officers are employed by our Adviser and certain of our officers are members of AFC’s Investment Committee. Prior to the Conversion, the Manager provided us advisory and other services pursuant to the Management Agreement. Subsequent to the Conversion, the Adviser will provide us advisory services pursuant to the Advisory Agreement and the Administrator will provide us certain administrative and operational services necessary for our operations pursuant to the Administration Agreement.
Our Adviser’s team is comprised of professionals with extensive and diverse expertise and significant financing industry experience. Members of the Investment Committee of our Manager and the investment personnel provided by our Manager have approximately 50 years of combined investment management experience and are a valuable resource to us. Our Adviser, its affiliates and the members of our Investment Committee have managed several externally-managed vehicles in cannabis-related assets, as well as prior experience managing and scaling BDCs. Our Adviser’s Investment Committee is comprised of Robyn Tannenbaum, Daniel Neville, Johanna White, and Bernard D. Berman.
Our Management Agreement prior to January 1, 2026
Pursuant to the Management Agreement, as amended from time to time, our Manager during the year ended December 31, 2025 managed our portfolio and our day-to-day operations, subject to the terms set forth in the Management Agreement and such further conditions as were imposed from time to time by our Board. Under the Management Agreement, our Manager had contractual responsibilities to us, including to providing us with a management team (whether our Manager’s own employees or individuals for which our Manager has contracted with other parties to provide services to its clients), who will be our executive officers, and the Investment Committee.
During 2025, the Management Agreement automatically renewed annually on July 31st for successive one-year periods, unless we or our Manager elected not to renew. The Management Agreement could be terminated by us or our Manager under certain specified circumstances.
The Management Agreement provided that, upon the date on which our equity equaled or exceeded $1,000,000,000, we could have, at our election, provided our Manager with a written offer for an internalization transaction in which our Manager would have contributed all of its assets to us, or in the alternative, the equity owners of our Manager would have contributed 100% of the outstanding equity interest in our Manager to us. If the offer price of such internalization transaction had not been agreed prior to the date that is the three-month anniversary of the date on which our equity equaled or exceeded $1,000,000,000, then we would have had the right, but not the obligation, to consummate such internalization transaction, effective as of such date, at an internalization price equal to five times the sum of (i) the annual base management fee received by our Manager (the “Base Management Fee”) (without giving effect to any Base Management Fee Rebate (as defined below)), (ii) the annual incentive compensation the Manager is entitled to receive (the “Incentive Compensation”) and (iii) the aggregate amount of any other fees (the “Outside Fees”) less the Base Management Fee Rebate, in each case, earned by our Manager during the 12-month period immediately preceding the most recently completed fiscal quarter.
For a summary of compensation paid to our Manager for the years ended December 31, 2025 and 2024, see Note 14 to our consolidated financial statements in this Annual Report for more information.
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
On February 22, 2024, we entered into an amendment to our Management Agreement between us and our Manager. Pursuant to the amendment, the Management Agreement was amended to update the investment guidelines to focus on our investments in first and second lien loans, typically secured by mortgages and other security interests, to cannabis operators in states that have legalized medical and/or adult use cannabis. Therefore, the investment guidelines were amended such that loans and investments made in respect of (x) first lien or second lien loans secured by mortgages or mezzanine loans to commercial real estate owners, operators and related businesses and (y) the ownership of non-cannabis related commercial real estate assets, were removed and are no longer permitted by the investment guidelines. We and our Manager have agreed that this amendment became effective upon the completion of the Spin-Off (as defined below).
On August 12, 2025, we entered into an amendment to our Management Agreement between us and our Manager. Pursuant to the amendment, the Management Agreement was updated to expand the Company’s investment strategy to additionally originate, structure, underwrite, invest in and manage senior secured mortgage loans and other types of loans and debt securities to companies ancillary to the cannabis industry as well as companies outside of the cannabis industry. Businesses ancillary to the cannabis industry may include, but are not limited to, brand developers, business service providers, and equipment and consumables providers. The Company believes there are also attractive lending opportunities in companies ancillary to and outside of the cannabis industry that could generate attractive risk-adjusted returns. By expanding the investment mandate, the Company expects to be able to diversify its exposure across industries and credit risk profiles while maintaining deal selectivity.
Effective January 1, 2026, in connection with the Company’s conversion to a BDC, the Management Agreement, as amended, ceased to govern the Company’s operations and was replaced by the Advisory Agreement and the Administration Agreement. See “—Our Advisory Agreement” and “—Our Administration Agreement” below for a more detailed discussion of the Advisory Agreement and Administration Agreement.
Indemnification and Liability
Our Management Agreement during the year ended December 31, 2025 provided for customary indemnification of our Manager and its affiliates, and certain of our and their respective members, shareholders, managers, partners, trustees, personnel, officers, directors, employees, consultants and Sub-Managers, as applicable. Additionally, we entered into indemnification agreements with the members of the Investment Committee provided by our Manager that provided for indemnification and advance of expenses to the maximum extent permitted by Maryland law, subject to certain standards to be met and certain other limitations and conditions as set forth in such indemnification agreements. We also carried directors and officers insurance. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practice; however, our insurance coverage may not have been sufficient to cover all of our losses. The Management Agreement also provided that our Manager, its affiliates, and any of their respective members, shareholders, managers, partners, trustees, personnel, officers, directors, employees, consultants and any person providing sub-advisory services to our Manager (collectively, the “Manager Parties”) were not liable to us for acts or omissions performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the relevant Management Agreement.
Investment Guidelines
Prior to the Conversion, we had adopted investment guidelines (the “Investment Guidelines”) which required us and our Manager to abide by certain investment strategies which included, but are not limited to: (i) not making loans that would cause us to fail to qualify as a REIT, or that would have caused us to be regulated as an investment company under the 1940 Act; (ii) not making loans that would have caused us to violate any law, rule or regulation of any applicable governmental body or agency (excluding the federal prohibition under the CSA (defined below) of the cultivation, processing, sale or possession of cannabis or parts of cannabis including the sale or possession of cannabis paraphernalia, advertising the sale of cannabis, products containing cannabis or cannabis paraphernalia, or controlling or managing real estate on which cannabis is trafficked, as long as such investments are in compliance with applicable state law) or any applicable securities exchange or that would otherwise not be permitted by our governing documents; (iii) requiring the approval of the Investment Committee for all investments made by us; and (iv) until appropriate loans that align with our overall investment strategy were identified, permitting our Manager to cause us to invest our available cash in interest-bearing, short-term investments, including money market accounts or funds, commercial mortgage backed securities and corporate bonds, debt and equity interests of real estate investment trusts and other investments, subject to the requirements for our qualification as a REIT.
Our Investment Guidelines could only be amended, restated, modified, supplemented or waived pursuant to the approval of (i) a majority of our Board (which must include a majority of our independent directors) and (ii) our Manager.
Effective January 1, 2026, in connection with the Conversion, the Management Agreement ceased to govern the Company’s operations and was replaced by the Advisory Agreement and Administration Agreement.
Our Advisory Agreement

Effective January 1, 2026, in connection with the Conversion, we entered into an Advisory Agreement with the Adviser, pursuant to which the Adviser serves as our investment adviser. The Advisory Agreement replaced our prior Management Agreement, as amended, which ceased to govern our operations as of that date.
Pursuant to the Advisory Agreement, the Adviser manages our investment activities and day-to-day operations, subject to the oversight of the Board and in accordance with the requirements of the 1940 Act. Under the Advisory Agreement, the Adviser is responsible for, among other things, determining the composition and allocation of our investment portfolio, the nature and timing of any changes therein and the manner of implementing such changes; identifying, evaluating and negotiating the structure of our investments; performing due diligence on prospective portfolio companies; executing closing, servicing and monitoring our investments; determining the securities and other assets that we purchase, retain or sell; arranging financings and borrowing facilities; and providing us with such other investment advisory, research and related services as we may, from time to time, reasonably require.
The Advisory Agreement reflects an expanded investment mandate approved by our Board, including the ability to invest in a broader range of debt and other investments than was permitted under our prior REIT structure. While we continue to pursue lending opportunities within the cannabis industry, such investments are no longer our primary focus and are evaluated alongside opportunities in other industries, including private publicly held middle-market companies and businesses ancillary to the cannabis industry, subject to the requirements of the 1940 Act as applicable to BDCs.
The Advisory Agreement was approved by our Board of Directors, including a majority of the Independent Directors, and by our shareholders at the Special Meeting held on November 6, 2025. The Advisory Agreement remains subject to the terms, conditions, and termination provisions set forth therein and to applicable requirements under the 1940 Act.
Investment Committee
During the year ended December 31, 2025, pursuant to our Management Agreement, our Manager established an Investment Committee for us, the members of which consist of employees or advisers of our Manager and/or its affiliates and which currently includes certain of our Manager’s affiliates and certain of our officers. The Investment Committee has the following responsibilities: (i) reviewing loan opportunities for us presented to it by senior investment professionals of our Manager and (ii) reviewing our loan portfolios for compliance with the Investment Guidelines established pursuant to our Management Agreement at least on a quarterly basis, or more frequently as necessary. All of our loans require the approval of the Investment Committee.
Effective January 1, 2026, in connection with our Conversion to a BDC, the Investment Committee will operate in accordance with the Adviser’s duties and responsibilities under our Advisory Agreement. The members of the Investment Committee are expected to remain the same following the Conversion, except that Mr. Tannenbaum resigned from the Investment Committee effective February 27, 2026, and Johanna White, Managing Director, was appointed to the Investment Committee effective February 27, 2026. The Investment Committee will continue to review and approve investments and otherwise support the Adviser in the management of our investment activities, subject to the oversight of our Board and the requirements of the 1940 Act, as amended. The structure and/or membership of our Investment Committee may change from time to time in the sole discretion of our Adviser. As of the date of this Annual Report on Form 10-K, the members of the Investment Committee consist of Mrs. Tannenbaum, Mr. Neville, Ms. White and Mr. Berman.
Our Administration Agreement
Effective January 1, 2026, in connection with our Conversion to a BDC, we entered into an administration agreement (the “Administration Agreement”) with the Administrator.
Pursuant to the Administration Agreement, the Administrator performs, or oversees or arranges for the performance of, the Company’s required administrative services, which include, among other things, providing us with office facilities, equipment, clerical, bookkeeping, compliance, and recordkeeping services. In addition, the Administrator conducts relations with custodians, depositories, transfer agents, dividend disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, and other persons in any other capacity deemed by the Administrator to be necessary and desirable. The Administrator will be responsible for the financial and other records that we are required to maintain, and under the 1940 Act, will prepare, print and disseminate reports to shareholders and reports and other materials filed with the SEC. Further, the Administrator is responsible for assisting us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

We do not pay the Administrator a separate fee for the services provided by the Administrator under the Administration Agreement, so long as the Adviser (or an affiliate) continues to serve as the investment adviser to the Company. Notwithstanding the foregoing, we will reimburse the Administrator an amount equal to our allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our fair and equitable allocable share of the compensation, including annual base salary, bonus, any related withholding taxes and employee benefits, paid to personnel providing finance, tax, accounting, internal audit, legal, risk management, operations, originations, marketing, investor relations, portfolio monitoring and servicing, compliance services and other non-investment personnel of the Adviser and its affiliates as reasonably determined by the Adviser to appropriately reflect the portion of time spent devoted by such personnel to our affairs, as well as the actual cost of goods and services used for us and obtained by the Administrator from entities not affiliated with us. We will also reimburse the Administrator for the reasonably allocated actual costs of administrative services performed by Administrator for our operation.
Our Administrator has entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with an affiliate of the Administrator and Mr. Tannenbaum and Mrs. Tannenbaum. The Administrative Services Agreement sets forth the terms on which the shared services provider provides certain administrative services, including providing personnel, office facilities, information technology and other equipment and legal, accounting, human resources, clerical, bookkeeping and record keeping services at such facilities and other services that are necessary or useful for us.
The Administration Agreement was approved by our Board of Directors, including a majority of the Independent Directors. The Administration Agreement remains subject to the terms, conditions, and termination provisions set forth therein and to applicable requirements under the 1940 Act.
Management Compensation prior to January 1, 2026
During the year ended December 31, 2025, while we operated as a REIT, our Manager managed our day-to-day affairs. The following table summarizes all of the compensation, fees and expense reimbursement that we paid to our Manager under our Management Agreement:

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
Quarterly in arrears in cash.

Expense Reimbursement
We pay all of our costs and expenses and reimburse our Manager or its affiliates for expenses of our Manager and its affiliates paid or incurred on our behalf, excepting only those expenses that are specifically the responsibility of our Manager pursuant to our Management Agreement. Pursuant to our Management Agreement, we reimburse our Manager or its affiliates, as applicable, for our fair and equitable allocable share of the compensation, including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) subject to review by the Compensation Committee of our Board, our Manager’s personnel serving as our Chief Executive Officer (except when the Chief Executive Officer serves as a member of the Investment Committee prior to the consummation of an internalization transaction of our Manager by us), General Counsel, Chief Compliance Officer, Chief Financial Officer, Chief Marketing Officer, Managing Director and any of our other officers, based on the percentage of his or her time spent devoted to our affairs and (ii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing our affairs, with the allocable share of the compensation of such personnel described in this clause (ii) being as reasonably determined by our Manager to appropriately reflect the amount of time spent devoted by such personnel to our affairs. The service by any personnel of our Manager and its affiliates as a member of the Investment Committee will not, by itself, be dispositive in the determination as to whether such personnel is deemed “investment personnel” of our Manager and its affiliates for purposes of expense reimbursement. Prior to the consummation of our IPO, we were not obligated to reimburse our Manager or its affiliates, as applicable, for any compensation paid to Mr. Tannenbaum or Mrs. Tannenbaum. For the years ended December 31, 2025 and 2024, our Manager did not seek reimbursement for our allocable share of Mr. Tannenbaum’s compensation, but did seek reimbursement for our allocable share of Mrs. Tannenbaum’s compensation.
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
Upon specified termination in cash.
General
Under our Management Agreement, we pay a Base Management Fee and Incentive Compensation to our Manager. Upon the consummation of our IPO, our Management Agreement was amended and restated to revise the Base Management Fee and Incentive Compensation payable to our Manager as specified below. Any compensation previously earned by our Manager for services rendered prior to the consummation of our IPO was calculated and payable pursuant to the terms of, and in accordance with, our Management Agreement as in effect prior to the consummation of our IPO. Pursuant to our Management Agreement, we were also obligated to reimburse our Manager or its affiliates for certain expenses of our Manager and its affiliates paid or incurred on our behalf. We were also able to grant equity-based awards and incentives to our Manager and other eligible awardees under our 2020 Stock Incentive Plan (the “2020 Plan”) from time to time. During the years ended December 31, 2025 and 2024, our Manager earned a Base Management Fee of approximately $2.9 million and $3.6 million respectively, which was net of a Base Management Fee Rebate of approximately $0.9 million and $0.9 million, respectively. The Incentive Compensation fee payable to our Manager for the years ended December 31, 2025 and 2024 was zero and $6.8 million, respectively.
Summary Compensation and Expenses Reimbursement Table

	Years ended December 31,
	2025	2024

Management fees	$3,782,299	$4,541,310
Less: outside fees earned	(854,432)	(947,969)
Base management fees	2,927,867	3,593,341
Incentive fees earned	—	6,768,480
General and administrative expenses reimbursable to Manager	2,384,000	2,880,680
Professional fees reimbursable to Manager	47,801	33,576
Total	$5,359,668	$13,276,077
Base Management Fees prior to January 1, 2026
The following describes the base management fees that were payable to our Manager under the Management Agreement.
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
Incentive Compensation prior to January 1, 2026
The following describes the incentive compensation that was payable to our Manager under the Management Agreement.
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
The calculation methodology for computing Incentive Compensation looked through any derivatives or swaps as if we owned the reference assets directly. Therefore, net interest, if any, associated with a derivative or swap (which represents the difference between (i) the interest income and fees received in respect of the reference assets of such derivative or swap and (ii) the interest expense paid by us to the derivative or swap counterparty) will be included in the calculation of Core Earnings for purposes of the Incentive Compensation.
Incentive Compensation Clawback
The following describes the incentive compensation clawback provisions under the Management Agreement.
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
Non-GAAP Metrics Used in Hypothetical Example
As used in this Annual Report in respect of the Management Agreement in effect during the year ended December 31, 2025, we use hypothetical Equity, Adjusted Capital, Catch-up Amount and Excess Earnings Amount only as measures in the calculation of the financial metrics that we are required to calculate under the terms of the Management Agreement. All of the adjustments made in our calculation of these metrics are adjustments that were made in calculating our performance for purposes of the required financial metrics under the Management Agreement, and are presented in a manner consistent with the reporting of the metrics to the Manager. Additionally, the terms Equity, Adjusted Capital, Core Earnings, Catch-up Amount and Excess Earnings Amount are not defined under GAAP and are not measures of shareholder equity, capitalization, operating income or operating performance presented in accordance with GAAP. Our Equity, Adjusted Capital, Core Earnings, Catch-up Amount and Excess Earnings Amount have limitations as analytical tools, and when assessing our shareholder equity, capitalization, operating income and operating performance, you should not consider Equity, Adjusted Capital, Core Earnings, Catch-up Amount and Excess Earnings Amount in isolation, or as a substitute for shareholder equity, capitalization and operating income or other consolidated income statement data prepared in accordance with GAAP. Additionally, other companies may calculate Equity, Adjusted Capital, Core Earnings, Catch-up Amount and Excess Earnings Amount differently than we do, limiting their usefulness as comparative measures.
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
Expense Reimbursement
During the year ended December 31, 2025, we paid all of our costs and expenses and reimburse our Manager and/or its affiliates for expenses of our Manager and/or its affiliates paid or incurred on our behalf, excepting only those expenses that are specifically the responsibility of our Manager pursuant to our Management Agreement. Pursuant to our Management Agreement, we reimbursed our Manager and/or its affiliates, as applicable, for our fair and equitable allocable share of the compensation, including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) subject to review by the Compensation Committee of our Board, personnel of our Manager and/or its affiliates, as applicable, serving as our Chief Executive Officer (except when the Chief Executive Officer serves as a member of the Investment Committee prior to the consummation of an internalization transaction of our Manager by us), General Counsel, Chief Compliance Officer, Chief Financial Officer, Chief Marketing Officer, Managing Director and any of our other officers based on the percentage of his or her time spent devoted to our affairs and (ii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and/or its affiliates who spend all or a portion of their time managing our affairs, with the allocable share of the compensation of such personnel described in this clause (ii) being as reasonably determined by our Manager to appropriately reflect the amount of time spent devoted by such personnel to our affairs. The service by any personnel of our Manager and its affiliates as a member of the Investment Committee will not, by itself, be dispositive in the determination as to whether such personnel is deemed “investment personnel” of our Manager and its affiliates for purposes of expense reimbursement. Prior to the consummation of our IPO, we were not obligated to reimburse our Manager or its affiliates, as applicable, for any compensation paid to Mr. Tannenbaum or Mrs. Tannenbaum. For the years ended December 31, 2025 and 2024, our Manager did not seek reimbursement for our allocable share of Mr. Tannenbaum’s compensation, but did seek reimbursement for our allocable share of Mrs. Tannenbaum’s compensation. Costs and expenses paid or incurred by the Manager on our behalf are reimbursed monthly in cash to the Manager and are made regardless of whether any cash distributions are made to our shareholders.
Grants of Equity Compensation to Our Manager
Externally managed BDCs are not permitted under the 1940 Act to issue or have outstanding restricted stock or stock options as compensation for services. Accordingly, the Company, in advance of the Conversion, accelerated or forfeited, as applicable, all awards previously issued under the 2020 Plan. Stock-based compensation expense is not expected to continue following the Conversion.
Effective January 1, 2026, in connection with our Conversion to a BDC, the Management Agreement ceased to govern our operations. Following the Conversion, our investment advisory and administrative services are provided pursuant to an Advisory Agreement and an Administration Agreement, respectively, and the compensation arrangements applicable to the Manager and the Administrator differ from those above. The fees and expense reimbursement arrangements under the Advisory Agreement and the Administration Agreement did not apply during the year ended December 31, 2025 and are described in our governing documents.
Adviser Compensation subsequent to January 1, 2026
This section describes the compensation arrangement under the Advisory Agreement that took effect as of January 1, 2026.
Under the Advisory Agreement, we will pay the Adviser a base management fee (for purposes of this section only, the “Base Management Fee”) calculated at an annual rate of 1.50% of the average value of our average of gross assets at the end of the two most recently completed calendar quarters (excluding cash or cash equivalents but including assets purchased with borrowed funds) during the most recently completed calendar quarter; provided, however, that the Base Management Fee shall be reduced by 50% (or such other amount as may be required under applicable law or as a condition to any exemptive relief on which we rely) of the sum of, without duplication, the aggregate amount of any other fees earned and paid to the Adviser or its affiliates from our portfolio companies on a pro rata basis relative to our hold size in the applicable investments during such quarter arising in connection with the investment advisory services rendered by the Adviser under the Advisory Agreement or the general management services rendered by the Administrator under the Administration Agreement (such other fees, “Outside Fees”), including any agency fees relating to our investments, but excluding the incentive fees payable to the Adviser based on (i) “pre-incentive fee net investment income” in respect of the current calendar quarter and the three preceding calendar quarters and (ii) capital gains, and any diligence fees paid and earned by the Adviser and paid by third parties in connection with the Adviser’s due diligence of potential investments for us; provided further, that the Base Management Fee will be calculated at an annual rate equal to 1.00% of the average value of our gross assets (excluding cash or cash equivalents but including assets purchased with borrowed funds) during the most recently completed calendar quarter that exceeds an amount equal to the product of (i) 200% and (ii) our net asset value at the end of the most recently completed calendar quarter (for purposes of this section only, the “Leverage Break Point”).
Under the Advisory Agreement, we will pay the Adviser an incentive fee consisting of two parts (for purposes of this section only, the “Incentive Fees”). The first part is determined and paid quarterly based on our pre-incentive fee net investment income in respect of the current calendar quarter and the three preceding calendar quarters (or the appropriate portion thereof in the case of any of our first three calendar quarters following the effective date of the Advisory Agreement (for purposes of this section only, the “Trailing Four Quarters”), and the second part is determined and payable in arrears based on net capital gains as of the end of each calendar year or upon termination of the Advisory Agreement. For purposes of this section only, “pre-incentive fee net investment income” is defined as interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the Base Management Fee, expenses payable to the Administrator under the Administration Agreement, any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the Incentive Fees.
Pre-incentive fee net investment income will be compared to a rate equal to the product of (i) 1.5% per quarter (6.0% annualized) and (ii) the sum of our net assets at the beginning of each applicable calendar quarter comprising the relevant Trailing Four Quarters (for purposes of this section only, the “Hurdle Rate”). The Hurdle Rate will be calculated after making appropriate adjustments to our net asset value at the beginning of each applicable calendar quarter for all issuances by us of shares of common stock, including issuances pursuant to any dividend reinvestment plan, and distributions during the applicable calendar quarter. We will pay the Adviser an incentive fee based on income with respect to its pre-incentive fee net investment income as follows:
•no incentive fee based on pre-incentive fee net investment income in any calendar quarter in which our aggregate pre-incentive fee net investment income in respect of the relevant Trailing Four Quarters does not exceed the Hurdle Rate in respect of the relevant Trailing Four Quarters;
•100% of pre-incentive fee net investment income in respect that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 1.8182% in any calendar quarter (7.2728% annualized). For purposes of this section only, we refer to this portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.8182%) as the “Catch-Up.” The Catch-Up is meant to provide the Adviser with approximately 17.5% of our pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.8182% in any calendar quarter; and
•17.5% of the pre-incentive fee net investment income in respect of the relevant Trailing Four Quarters that exceeds 1.8182% in respect of the relevant Trailing Four Quarters (7.2728% annualized), which reflects that once the Hurdle Rate is reached and the Catch-Up is achieved, 17.5% of the pre-incentive fee net investment income in respect of the relevant Trailing Four Quarters that exceeds the Catch-Up amounts is paid to the Adviser.
Under the Advisory Agreement, we will pay the Adviser an incentive fee on capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Advisory Agreement in an amount equal to 17.5% of our realized capital gains, if any, on a cumulative basis from January 1, 2026 (the date on which we elected to be regulated as a BDC under the 1940 Act) through the end of a given calendar year or upon the termination of the Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the purpose of computing the incentive fee on capital gains, the calculation methodology looks through derivative financial instruments or swaps as if we owned the reference assets directly. Therefore, realized gains and realized losses on the disposition of any reference assets, as well as unrealized depreciation on reference assets retained in the derivative financial instrument or swap, will be included on a cumulative basis in the calculation of the capital gains incentive fee. With respect to investments we held at the time of the Conversion, such investments, for purposes of calculating the capital gains incentive fee, shall have a cost basis equal to the fair market value as of the date of the Conversion.
Fee Illustration
The following illustration sets forth a simplified graphical representation of the calculation of the Company’s quarterly income incentive fee in accordance with the Advisory Agreement.
Percentage of pre-incentive fee net income comprising the Advisory Agreement Incentive Fees based on Income
Incentive Fees Examples
The following are examples of the application of the income-related portion of the Advisory Agreement Incentive Fees.

Alternative 1— Three Quarters under Advisory Agreement in which Pre-Incentive Fee Net Investment Income Exceeds the Hurdle Amount and Catch-up Amount
Assumptions
Stable net asset value (NAV) of $500 million across all quarters with 1.0x leverage
Hurdle Rate(1) = 1.5%
Catch-up Amount = 100% of pre-incentive fee net investment income that is greater than the hurdle amount but less than 1.8182%
Pre-incentive fee net investment income for each quarter = 5.0%(*)
No adjusted capital returns each quarter
Incentive fee for the first quarter
Aggregate pre-incentive fee net investment income during the relevant period = $12.5 million
Hurdle Amount = Q1 NAV × 1.5% = $500 million × 0.015 = $7.5 million
Excess income amount = pre-incentive fee net investment income during the relevant period — Hurdle Amount = $12.5 million — $7.5 million = $5.0 million
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $7.5 million (the Hurdle Amount) but less than 1.8182% × Q1 NAV, or $9.091 million. This Catch-up Fee Amount equals $1.591 million
Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($12.5 million — $9.091 million) = $596,591
Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $2.188 million
Income incentive fee previously paid during the relevant period = none
Incentive fee for the second quarter
Aggregate pre-incentive fee net investment income during the relevant period = $12.5 million + $12.5 million = $25.0 million
Hurdle Amount = (Q1 NAV + Q2 NAV) × 1.5% = $1 billion × 0.015 = $15 million
Excess income amount = aggregate pre-incentive fee net investment income during the relevant period (e.g., Q1 and Q2) — Hurdle Amount = $25.0 million — $15.0 million = $10.0 million
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $15.0 million (the Hurdle Amount) but less than 1.8182% × (Q1 NAV + Q2 NAV), or $18.182 million. This Catch-up Fee Amount equals $3.182 million
Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($25.0 million — $18.182 million) = $1.193 million
Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $4.375 million $2.188 million income incentive fee previously paid during the relevant period
Total income incentive fee payment for Q2 = income incentive fee payment — amount previously paid = $2.188 million
Incentive fee for third quarter

Aggregate pre-incentive fee net investment income during the relevant period = $12.5 million + $12.5 million + $12.5 million = $37.5 million
Hurdle Amount = (Q1 NAV + Q2 NAV + Q3 NAV) × 1.5% = $1.5 billion × 0.015 = $22.5 million
Excess Income Amount = aggregate pre-incentive fee net investment income during the relevant period (e.g., Q1, Q2 and Q3) — Hurdle Amount = $37.5 million — $22.5 million = $15 million
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $22.5 million (the Hurdle Amount) but less than 1.8182% × (Q1 NAV + Q2 NAV + Q3 NAV), or $27.273 million. This Catch-up Fee Amount equals $4.773 million
Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($37.5 million — $27.273 million) = $1.790 million
Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $6.563 million
$4.375 million income incentive fee previously paid during the relevant period
Total income incentive fee payment for Q3 = income incentive fee payment — amount previously paid = $2.188 million
Alternative 2—Three Quarters under Advisory Agreement, in which Pre-Incentive Fee Net Investment Income does not meet the Net Hurdle Amount for one Quarter
Assumptions
Stable NAV of $500 million across all quarters with 1.0x leverage
Hurdle Rate(1) = 1.5%
Catch-up Amount = 100% of pre-incentive fee net investment income that is greater than the hurdle amount but less than 1.8182%
Pre-incentive fee net investment income for Q1 = 5.0%(*)
Pre-incentive fee net investment income for Q2 = 3.0%(*)
Pre-incentive fee net investment income for Q3 = 0.0%(*)
No adjusted capital Returns each quarter
Incentive fee for the first quarter
Aggregate pre-incentive fee net investment income during the relevant period = $12.5 million
Hurdle Amount = Q1 NAV × 1.5% = $500 million × 0.015 = $7.5 million
Excess Income Amount = pre-incentive fee net investment income during the relevant period — Hurdle Amount = $12.5 million — $7.5 million = $5.0 million
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $7.5 million (the Hurdle Amount) but less than 1.8182% × Q1 NAV, or $9.091 million. This Catch-up Fee Amount equals $1.591 million
Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($12.5 million — $9.091 million) = $596,591
Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $2.188 million
No income incentive fee previously paid during the relevant period

Incentive fee for second quarter
Aggregate pre-incentive fee net investment income during the relevant period = $12.5 million + $7.5 million = $20.0 million
Hurdle Amount = (Q1 NAV + Q2 NAV) × 1.5% = $1.0 billion × 0.015 = $15.0 million
Excess Income Amount = (aggregate pre-incentive fee net investment income during the relevant period (e.g., Q1 and Q2)) — Hurdle Amount — $20.0 million — $15.0 million = $5.0 million
Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $15.0 million (the Hurdle Amount) but less than 1.8182% × (Q1 NAV + Q2 NAV), or $18.182 million. This Catch-up Fee Amount equals $18.182 million — $15.0 million, or $3.182 million
Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($20 million — $18.182 million) = $318,182
Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $3.5 million
$2.188 million income incentive fee previously paid during the relevant period
Total income incentive fee payment for Q2 = income incentive fee payment — amount previously paid = $1.312 million
Incentive fee for the third quarter
Aggregate pre-incentive fee net investment income during the relevant period = $12.5 million + $7.5 million + $0.0 million = $20.0 million
Hurdle Amount = Q1 NAV + Q2 NAV + Q3 NAV × 1.5% = $1.5 billion × 0.015 = $22.5 million
Catch-up Amount = 100% of pre-incentive fee net investment income that is greater than the hurdle amount but less than 1.8182%
Aggregate pre-incentive fee net investment income < Hurdle Amount. Therefore, no income incentive fee is payable for the quarter
(1) Represents 6.0% annualized hurdle rate
* Hypothetical Pre incentive fee net investment income is comprised of investment income net of cost of debt, management fees, other expenses and before incentive fees
The Board of Directors
Overall responsibility for our oversight rests with the Board of Directors. In connection with the Conversion, we have entered into the Advisory Agreement with the Adviser, pursuant to which the Adviser will manage the Fund on a day-to-day basis, as described in detail above. The Board of Directors is responsible for overseeing the Adviser and other service providers, including the Administrator, in our operations in accordance with the provisions of the 1940 Act, our charter and bylaws and applicable provisions of state and other laws. The Adviser will keep the Board of Directors well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board of Directors with additional information as the Board of Directors may, from time to time, request. The Board of Directors is currently composed of 5 members, 4 of whom are Independent Directors.
Our Growth Strategy
Our objective is to provide attractive risk-adjusted returns over time through cash distributions and capital appreciation. During the year ended December 31, 2025, we sought to achieve this objective primarily by sourcing, underwriting, structuring and funding loans to state law compliant cannabis companies. Going forward, we will seek to achieve this objective primarily by sourcing, underwriting, structuring and funding loans to lower middle market companies across a broad range of industries.

We have drawn upon our Manager’s expertise in sourcing, underwriting, structuring and funding capabilities to implement our growth strategy. For example, from January 1, 2020 to February 25, 2026, our Manager and its affiliates have had access to over $29 billion of potential loan opportunities, which we have historically focused on loans to cannabis operators. We believe we continue to be well positioned to take advantage of the capital supply and demand imbalance that exists in the cannabis market.
We provide borrowers across a broad range of industries in the lower middle market, an institutional and flexible alternative for financing. As we continue to grow our available capital, we believe we can commit to additional transactions with strong risk-adjusted returns to diversify our portfolio.
In August 2025, leading up to the Conversion, we entered into an amendment to our Management Agreement between us and our Manager. Pursuant to the amendment, the Management Agreement was updated to expand our investment strategy to additionally originate, structure, underwrite, invest in and manage senior secured mortgage loans and other types of loans and debt securities to companies ancillary to the cannabis industry as well as companies outside of the cannabis industry. Business ancillary to the cannabis industry may include, but are not limited to, brand developers, business service providers, and equipment and consumables providers. By expanding the investment mandate, we expect to be able to diversify its exposure across industries and credit risk profiles while maintaining deal selectivity.
While we have historically targeted lending to vertically integrated cannabis companies with significant real estate holdings, following the Conversion, we are no longer subject to constraints related to real property collateral coverage and in pursuit of our investment objective may invest in a much broader universe of assets, including both real estate and non-real estate related assets, including in private and public middle-market companies that may not have sufficient real property collateral coverage to satisfy REIT regulatory requirements. While we continue to pursue lending opportunities to cannabis operators and ancillary cannabis companies, such investments are no longer our primary focus and are evaluated alongside opportunities in other industries, subject to the requirements of the 1940 Act applicable to BDCs. This expanded mandate is expected to enhance portfolio diversification, increase investment flexibility, and support the pursuit of attractive risk-adjusted returns.
The Conversion is also expected to enable us to significantly expand our investment universe by increasing our ability to lend to ancillary cannabis businesses as well as non-real estate covered vertically integrated operators.
Our Adviser regularly evaluates our loans and we currently retain an independent third-party valuation firm to provide input on the valuation of assets without readily available market quotations, which our Adviser considers along with various other subjective and objective factors when making fair value determinations in its capacity as “valuation designee” pursuant to Rule 2a-5 under the 1940 Act. Prior to the Conversion, the collateral underlying our loans was located in states in the U.S. that we believed had attractive regulatory environments for companies operating in the cannabis industry, economic conditions and commercial real estate fundamentals. Following the Conversion, we are no longer subject to geographic concentration parameters with respect to the location of underlying collateral, and may originate or acquire investments secured by assets located in any jurisdiction consistent with our investment mandate
Key elements of our strategy include:
•Targeting loans for investment that typically have the following characteristics:
–principal balance greater than $10.0 million
–financing is often used for expansion capital, acquisitions, refinancings and recapitalizations; and
–secured loans to cash flowing borrowers with at least one times enterprise value coverage.
•Targeting borrowers that typically have the following characteristics:
–generate EBITDA of $5 million to $50 million;
–operate across a diverse range of industry sectors in the United States; and
–substantial experience in relevant sectors, either directly or through well-capitalized sponsors.
•Diversifying our financing sources with increased access to equity and debt capital, which may provide us with a lower overall cost of funding and the ability to hold larger loan sizes, among other things.

Underwriting and Investment Process
During the year ended December 31, 2025, pursuant to the Management Agreement, our Manager managed our loans and day-to-day operations, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as were imposed from time to time by our Board.
Our Manager employed a rigorous underwriting and investment process enables us to source, screen and ultimately provide debt capital to established cannabis industry participants in states that have legalized medical and/or adult use cannabis. Our Manager as well as our management team provided by our Manager and our Board strive to be attuned to the macro-environment and political environment as they relate to the lending and cannabis industries.
During 2025, we believe that we benefited from the Manager’s, and following the Conversion expect to continue benefiting from the tested method of capital allocation and on-going investment monitoring developed by our Adviser. The primary objectives of the investment process were for it to be repeatable, dependable, and able to produce attractive risk-adjusted returns. The primary components of the investment process are as follows:

Origination	Underwriting	Investment Committee	Legal Documentation and Post-Closing
•Direct origination platform works to create enhanced yields and allows us to put in greater controls for loans in which our Adviser originates and structures	•Disciplined underwriting process leads to a highly selective approach	•Focused on managing credit risk through comprehensive investment review process	•Investment team works alongside external counsel to negotiate credit agreements and collateral liens

•Platform drives increased deal flow, which provides for improved loan selectivity	•Potential loans are screened based on four key criteria: company profile, state dynamics, regulatory matters and real estate asset considerations	•The Investment Committee must approve each loan before commitment papers are issued	•Emphasis is placed on financial covenants and limitations on actions that may be adverse to lenders

•Allows for specific portfolio construction and a focus on higher quality companies
•Other tools that we frequently use to verify data include, but are not limited to: appraisals, quality of earnings, environmental reports, site visits, construction review, anti-money laundering compliance, comparable company analyses and background checks
		•Members of the Investment Committee currently include: Daniel Neville, Johanna White, Bernard D. Berman and Robyn Tannenbaum	•Portfolio is proactively managed to monitor ongoing performance, in some instances, through seats on borrowers’ boards of directors or board observer rights
Our Adviser’s origination team meets regularly to evaluate new loan opportunities, employing a highly collaborative approach to investing. Upon its receipt of an actionable request, our Adviser’s deal team prepares a standardized memorandum (an “Early Read Memorandum”) that serves as the initial recommendation to the Investment Committee with respect to initially pursuing such opportunity. This Early Read Memorandum contains key property metrics, typically including, without limitation, property characteristics, preliminary loan terms and structure. Our Adviser’s origination team takes a bottom-up, enterprise value-oriented approach to underwriting, focusing on collateral valuation, multiple exit strategies and downside principal protection. The goal of our Adviser is to identify key issues and decisions early in the process, including, without limitation, issues relating to the preliminary pricing, asset quality, market, borrower or capital structure.
Our Adviser also evaluates the Early Read Memorandum prepared by the deal team to evaluate the likely financing terms, comparable market transactions and the impact of the loan on our overall portfolio construction from a diversification and return standpoint. Loans are priced based on our Adviser’s view of risk and market conditions. Our Adviser confirms that the applicable pricing generates an appropriate expected return on any given loan. Key model inputs typically include: the loan’s credit spread; OID and exit fees (if any); the timing and amount of future funding; the expected tenor and cost of asset-level financing; expected timing of repayments; likelihood of a loan extension past initial maturity; extension fees (if any); the cost of servicing; and an estimate of our management, general and administrative expenses. Model assumptions and pricing methodology are adjusted as needed based on prevailing market conditions, investor sentiment and activity and portfolio allocations and concentrations at the time of pricing. Returns on targets are not a reliable indicator of future performance and no guarantee or assurance is given that such returns will be achieved or that an investment will not result in losses. Target return rates are based on our good faith and reasonable assumptions. Actual events or conditions may differ materially from these assumptions, and therefore, actual returns could be substantially lower.
Election to be Regulated as a Business Development Company and Regulation as a Business Development Company
We were organized and have operated as a REIT for U.S. federal income taxes purposes during the year ended December 31, 2025. On January 1, 2026, we elected to be regulated as a BDC under Section 54(a) of the 1940 Act, and, as of that date, became subject to the provisions of the 1940 Act applicable to BDCs.
As a BDC, we are subject to Sections 55 through 65 of the 1940 Act and the rules and regulations promulgated thereunder. These provisions impose, among other things, requirements relating to portfolio composition, asset coverage, transactions with affiliates, governance, and compliance policies.
Unless otherwise noted, the following discussions related to our regulation as a BDC under the 1940 Act did not apply to us, and we were not otherwise regulated as a BDC under the 1940 Act, during the year ended December 31, 2025.
General
As a BDC, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.
As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not “interested persons”, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our shareholders to additional expenses. Our investment portfolio is also subject to diversification requirements by virtue of our intention to qualify as a RIC for U.S. tax purposes.
As discussed in further detail below, effective January 1, 2026, as a result of obtaining approval by our Board, including a majority of the Independent Directors, and our shareholders, obtained at the special meeting of shareholders held on November 6, 2025, we must maintain an asset coverage ratio of 150%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not “interested persons” and, in some cases, prior approval by the SEC. As a BDC, we are limited in our ability to invest in any portfolio company in which the Adviser or any of its affiliates currently has an investment or to make any co-investments with the Adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions (see “Allocation of Investment Opportunities and Potential Conflicts of Interest—Co-Investment Relief” below for more information).
We will generally not be able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if the Board determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing shareholders, in payment of distributions and in certain other limited circumstances.
Qualifying Asset Requirements
As a BDC, we are required to invest at least 70% of our total assets in “qualifying assets,” as defined in the 1940 Act. We may invest up to 30% of our portfolio opportunistically in “non-qualifying assets”, which will be driven primarily through opportunities sourced through the Advisor. However, under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:
1.securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a.is organized under the laws of, and has its principal place of business in, the United States;
b.is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.satisfies either of the following:
i.does not have any class of securities that is traded on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250.0 million market capitalization maximum; or;
ii.is controlled by a BDC or a group of companies including a BDC the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.
2.securities of any eligible portfolio company which we control;
3.securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements;
4.securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company;
5.securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities; and
6.cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
These qualifying asset requirements became applicable to us as of January 1, 2026 and did not apply to our portfolio composition during the year ended December 31, 2025.
Managerial Assistance
As a BDC, we must offer, and provide upon request, significant managerial assistance to certain of our portfolio companies, except where the Fund purchases securities of an issuer in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Adviser will provide such managerial assistance to portfolio companies that request this assistance. To the extent fees are paid for these services, the Fund, rather than the Adviser, will retain any fees paid for such assistance.
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are qualifying assets. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we may not satisfy the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
Historically, the 1940 Act has permitted BDCs to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act, or the SBCAA, was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals.
On August 12, 2025, effective as of the effective date of the Conversion, and subject to shareholder approval, the Board approved the reduction of our asset coverage requirements in Section 61(a)(2) of the 1940 Act to 150% and recommended that our shareholders vote in favor of the proposal at the special shareholder meeting on November 6, 2025. On November 6, 2025, our shareholders approved the application of the reduced asset coverage.
While any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.
The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” and thus are subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common shareholders (one share, one vote); and (ii) preferred shareholders must have the right, as a class, to appoint directors to the Board.
Code of Ethics
As required by Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, we and the Adviser have adopted codes of ethics which apply to, among others, our and the Adviser’s executive officers, including our Chief Executive Officer and Chief Financial Officer, as well as the Adviser’s officers, directors and employees. Our codes of ethics generally will not permit investments by our and the Adviser’s personnel in securities that may be purchased or sold by us.
We hereby undertake to provide a copy of the codes to any person, without charge, upon request. Requests for a copy of the codes may be made in writing addressed to our Administrator at AFC Management, LLC, Attention: Investor Relations, or by emailing us at IR@Advancedflowercapital.com.
Compliance Policies and Procedures
We and the Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and we are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements may affect us. For example: pursuant to Rule 13a-14 under the Exchange Act, our Chief Financial Officer must certify the accuracy of the consolidated financial statements contained in our periodic reports; pursuant to Item 307 of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”), our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent public accounting firm; and pursuant to Item 308 under Regulation S-K under the Securities Act and Rule

13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.
Proxy Voting Policies and Procedures
We have adopted the Proxy Voting Policy and Procedures set forth below, in recognition of the fact that proxy voting is an important component of investment management and must be performed in a dutiful and purposeful fashion in order to advance the best interests of our shareholders. The Adviser will seek to ensure that proxies are voted in our and our shareholders’ best interests except where we may be required by law to vote proxies in the same proportion as the vote of all other shareholders (i.e., “echo vote”).
The Adviser shall vote all proxies relating to securities held by us and shall use proxy voting policies and procedures adopted by the Adviser in conformance with Rule 206(4)-6 under the Advisers Act.
If (i) the Adviser knows that a vote presents a material conflict between the interests of: (a) our shareholders, and (b) the Adviser or any of affiliated persons; and (ii) the Adviser proposes to vote on the particular issue in the manner not prescribed by its proxy voting policies and procedures, then the Adviser will follow the material conflict of interest procedures set forth in the Adviser’s proxy voting policies and procedures when voting such proxies.
Consistent with our delegation to the Adviser to vote proxies relating to securities held by us, the Adviser is responsible for the following:
•Implementing written policies and procedures, in compliance with Rule 206(4)-6 under the Advisers Act, reasonably designed to ensure that the Adviser votes portfolio securities in the best interest of shareholders of the Company owning the portfolio securities voted.
•Providing a summary of the material changes to its proxy voting policies and procedures during the period covered by the Adviser’s chief compliance officer’s annual compliance report to the Board and to the our Chief Compliance Officer, and a redlined copy of such proxy voting policies and procedures as applicable.
•The Adviser’s chief compliance officer shall review each applicable proxy voting policy and procedure at least annually to ensure compliance with Rule 206(4)-6 under the Adviser’s Act and to confirm each appear reasonably designed to ensure that the Adviser votes portfolio securities in the best interest of shareholders which owns the portfolio securities voted, as applicable.
The Adviser may retain a third-party proxy-voting service to coordinate, collect, and maintain all proxy-related information. If the Adviser retains a third-party proxy-voting service, the Adviser will inquire with the service provider to confirm, at least annually, that any proxy votes for the Company were voted in compliance with the Proxy Policy.
You may obtain information about how we voted proxies by sending a written request for proxy voting information to our Administrator, AFC Management, LLC, at the following mailing address:

AFC Management, LLC
477 S. Rosemary Ave., Suite 301
West Palm Beach, FL 33401
Attention: Investor Relations
Email: IR@Advancedflowercapital.com
Allocation of Investment Opportunities and Potential Conflicts of Interest
From time to time, during the period prior to our Conversion to a BDC, we may have co-invested with other investment vehicles managed by our Manager or its affiliates, including our Manager, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. We were not obligated to provide, nor did we provided, any financial support to the other managed investment vehicles. As such, our risk was limited to the carrying value of our investment in any such loan. As of December 31, 2025, there were two co-invested loans held by us and our affiliates.
Certain investment opportunities in loans, which were suitable for us, may also be suitable for other accounts, private funds, pooled investment vehicles or other entities managed or advised, directly or indirectly, by our Manager, Mr. Tannenbaum or Mrs. Tannenbaum, or any of their or our respective affiliates or entities in which any such person is an executive, in each case (such accounts, private funds, pooled investment vehicles and other entities, collectively, the “Ancillary Entities”), and, subject to compliance with our Manager’s Conflict of Interest Policy, our related persons transaction policy, our code of business conduct and ethics and applicable regulatory considerations, our Manager during such period could allocate such loans and participate in such loans on behalf of Ancillary Entities under such allocation process as our Manager deemed reasonable under the circumstances in good faith. Additionally, subject to the foregoing policies, codes and considerations, our Manager or its affiliates, including AFC Agent LLC (“AFC Agent”), during such period served as administrative agent to the lenders under our co-investments, which as of December 31, 2025 included Private Company A and Subsidiary of Private Company G.
AFC Agent, an entity wholly-owned by Mr. and Mrs. Tannenbaum, during such period served as the administrative agent to all respective lenders under the majority of our credit facilities. We did not pay any consideration to AFC Agent for its services as administrative agent under such credit facilities, though it received fees from the borrowers under certain credit facilities.
Diamond Foundation Title LLC (“Diamond Foundation”), a title agent company in which certain directors and officers of the Company and its affiliates hold a minority ownership, may act as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments made by us, or their affiliates and related parties, and third parties. Diamond Foundation primarily focuses on transactions in rate-regulated states where the cost of tile insurance is non-negotiable. Diamond Foundation will not perform services in non-regulated states for us, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a borrower or other third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. Diamond Foundation earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. The affiliates may receive distributions from Diamond Foundation in connection with investments made by us based on its equity interest in Diamond Foundation. In certain cases, there may be a related expense offset to us. The Company has not incurred any expense and Diamond Foundation has not received any income in connection with a loan held by the Company.
Effective January 1, 2026, in connection with our Conversion to a BDC, we became subject to the co-investment restrictions under the 1940 Act, as amended. We have filed an application with the SEC seeking exemptive relief that, if granted, would permit us to engage in certain co-investment transactions with co-filing affiliated investment vehicles. There can be no assurance that such relief will be granted on the terms requested or at all. Pending receipt of such relief, we do not expect to engage in co-investment transactions that would otherwise require exemptive relief under the 1940 Act.
Competition
During the year ended December 31, 2025, we operated in a competitive market for the origination and acquisition of attractive lending opportunities. We competed with a variety of institutional investors, including other REITs, debt funds, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, investment banking firms, financial institutions, private equity and hedge funds, and other entities. Some of our competitors were substantially larger and had considerably greater financial, technical and marketing resources than we do. Several of our competitors, including other REITs, have recently raised, or are expected to raise, significant amounts of capital and may have investment objectives that overlap with our investment objectives, which may create additional competition for lending and other investment opportunities. Some of our competitors may have had a lower cost of funds and access to funding sources that may not be available to us or are only available to us on substantially less attractive terms. Many of our competitors were not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have had higher risk tolerances or different risk assessments, which allowed them to consider a wider variety of investments and establish more lending relationships than we do. Competition may have resulted in realizing fewer investments, higher prices, acceptance of greater risk, greater defaults, lower yields or a narrower spread of yields over our borrowing costs. In addition, competition for attractive investments could have delayed the investment of our capital.

In the face of this competition, we had access to our Manager’s professionals and their financing industry expertise and relationships, which provided us with a competitive advantage in competing effectively for attractive investment opportunities and help us assess risks and determine appropriate pricing for certain potential investments. We also believe we had a more flexible funding structure than our competitors with typical REIT land ownership models, given our ability to redeploy funds more quickly. The duration of our loans, as compared to the length of leases usually employed by REIT land ownership models, allowed us to redeploy our capital with more flexibility as market changes occur instead of being locked in for longer periods of time. This model also allowed our borrowers to retain control of their real estate assets, which is important to their businesses and allowed for more flexibility regarding their capital structure. Although we believe our Manager’s expertise and our flexible funding structure provided us with valuable competitive advantages, we may not have been able to achieve our business goals or expectations due to the competitive risks that we faced.
Following the Conversion, we compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in private U.S. companies. As a result of these new entrants, competition for investment opportunities in private U.S. companies may intensify. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.
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
REIT Qualification
We have made an election to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2020. During the year ended December 31, 2025, we generally were required to distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for us to continue to qualify as a REIT for U.S. federal income tax purposes. To the extent that we satisfied this distribution requirement but distributed less than 100% of our net taxable income, we were subject to U.S. federal income tax on our undistributed taxable income. In addition, we were subject to a 4% nondeductible excise tax if the actual amount that we paid out to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our qualification as a REIT also depended on our ability to meet various other requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”), which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even while qualifying as a REIT, we were subject to certain U.S. federal excise taxes and state and local taxes on our income and assets. If we had failed to qualify as a REIT in any taxable year, we would have been subject to U.S. federal income tax at regular corporate rates, and applicable state and local taxes, and would not have been able to qualify as a REIT for the subsequent four years. Furthermore, during this period, we had a taxable REIT subsidiary (“TRS”), which when active, was subject to U.S. federal, state, and local income tax on its net taxable income.
Effective January 1, 2026, in connection with our Conversion to a BDC, the Company ceased to operate and qualify as a REIT.
1940 Act
During the year ended December 31, 2025, we were not required to be registered under the 1940 Act pursuant to Section 3(c)(5) (the “Section 3(c)(5) Exemption”) of the 1940 Act.
Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.
During the year ended December 31, 2025, we conducted our operations so as to be exempt from the provisions of the 1940 Act pursuant to the Section 3(c)(5) Exemption. We also conducted our operations so that any wholly owned or majority owned subsidiary did not meet the definition of an investment company or was exempt from the provisions of the 1940 Act pursuant to an exemption contained in 3(c)(1), 3(c)(5) or 3(c)(7) thereunder.
The Section 3(c)(5) Exemption is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” On the basis of no-action letters and interpretive guidance provided by the SEC and its staff, this exemption generally requires that at least 55% of an entity’s assets must be comprised of qualifying assets and at least 80% of such entity’s assets must be comprised of qualifying assets and real estate-related assets (and no more than 20% of such entity’s assets may be comprised of non-qualifying or non-real estate-related assets). “Qualifying assets” for this purpose include, for example, certain mortgage loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as interpreted by the SEC staff in various no-action letters and other SEC interpretive guidance. Investments that do not satisfy the “qualifying asset” conditions set forth in the relevant SEC staff no-action letters and other guidance, may be classified as real estate-related or non-real estate-related assets, depending upon applicable SEC guidance, if any. During the year ended December 31, 2025, we classified our assets for purposes of our Section 3(c)(5) Exemption based upon no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. We were seeking during the year to maintain an exemption from registration under the 1940 Act. Thus, maintaining our exemption from registration under the 1940 Act may have hindered our ability to operate solely on the basis of maximizing profits.
Effective January 1, 2026, in connection with our Conversion to a BDC, the Company became subject to the 1940 Act and ceased to rely on the Section 3(c)(5) Exemption. Beginning with our taxable year ending December 31, 2026, we intend to elect to be treated as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we generally must distribute 90% of our investment company taxable income each taxable year and meet certain source-of-income, asset diversification, and other requirements.
Federal Laws Applicable to the Regulated Cannabis Industry
Cannabis other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is a prohibited controlled substance under U.S. federal law. The U.S. federal government regulates drugs through the Controlled Substances Act of 1970, as amended (21 U.S.C. § 801, et seq.) (the “CSA”). Although cannabis remains illegal at the federal level, all but two states now have some form of cannabis legalization, and more than half of the country’s population live in states that allows for “adult use” of cannabis leading to even more widespread commercialization of cannabis by licensed entities. The legal status of cannabis at the federal level could soon change. On August 29, 2023, HHS issued a letter to the DEA recommending that cannabis be reclassified as a Schedule III controlled substance under the CSA. Following that recommendation, DOJ issued a Notice of Proposed Rulemaking (the “NPRM”) proposing to reschedule cannabis, and DEA issued a notice for a hearing. On May 16, 2024, President Joe Biden announced that his administration was officially moving to reclassify cannabis from a Schedule I to a Schedule III controlled substance under the CSA. There was a 60-day public comment period, however the rule has yet to be finalized. The NPRM hearing commenced in November 2024, but the hearing is currently stayed pending an administrative interlocutory appeal. It is unclear when or if the hearing will recommence. On December 18, 2025, President Trump issued an Executive Order directing that cannabis be rescheduled from Schedule I to Schedule III. The Order directs the Attorney General to “take all necessary steps to complete the rulemaking process related to rescheduling marijuana to Schedule III of the Controlled Substances Act in the most expeditious manner.” If this move is confirmed, it would be a momentous change whose full implications are currently unknown. The decision to reclassify cannabis would neither legalize nor likely eliminate current state cannabis programs. If placed under Schedule III, cannabis will remain a controlled substance and state-legal programs will continue to operate outside of federally legal channels in their distribution of the substance, particularly because no state operator holds a DEA registration to possess or distribute cannabis.
In addition to potentially reclassifying cannabis under the CSA, the federal government has made several public statements around state legalization, discussed below, that indicate a willingness to allow the state programs to continue to develop, and, further federal reforms are expected over the next several years. Consistent with that, the federal government has chosen not to interfere with the state-regulated cannabis programs and has not brought criminal enforcement against state law compliant cannabis licensees or those doing business with them for more than 10 years.
Nonetheless, the federal government could enforce U.S. drug laws against non-medical companies operating in accordance with state cannabis laws, including our borrowers, creating a climate of legal uncertainty regarding the production and sale of cannabis. Unless and until Congress amends the CSA with respect to cannabis (and the President approves such amendment), there is a risk that the federal law enforcement authorities responsible for enforcing the CSA, including the U.S. Department of Justice (“DOJ”) and the Drug Enforcement Agency (“DEA”), may reverse course and strictly enforce current federal law against state law compliant cannabis companies. It is uncertain whether that policy of prosecutorial discretion will continue under the new Trump administration; despite positive statements concerning cannabis during the campaign, his Attorney General and DEA Administrator appointees have not supported cannabis in the past. Therefore, federal prosecutions against state-legal entities cannot be ruled out entirely at this time.
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
State Regulation of the Cannabis Industry
Forty-two states, the District of Columbia, Puerto Rico, the Virgin Islands, and Guam have legalized the commercial sale of cannabis for certain medical purposes. Twenty-four of those states, the District of Columbia, Guam, and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). Two of those states have legalized forms of low-potency cannabis, for select medical conditions. In most states that have legalized cannabis in some form, the growing, processing and/or dispensing of cannabis is highly regulated and requires that the operator obtain one or more licenses in accordance with applicable state requirements. Local governments in some cases also impose rules and regulations on the manner of operating cannabis businesses. As a result, applicable state and local laws and regulations vary widely, including, but not limited to, who can purchase and grow cannabis, the forms and potencies of cannabis products allowed, product testing, the level of enforcement by state and local authorities on non-licensed cannabis operators, state and local taxation of regulated cannabis products, and local municipality bans on operations and operator licensing processes. Additionally, these state regulations continue to evolve, and our borrowers will sometimes need to make changes to their businesses to comply with new legal requirements.
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

Human Capital
We are externally-managed and do not have any employees. Our officers also serve as officers or employees of our Adviser and/or its affiliates. Certain investment personnel also serve as investment personnel of affiliates. Our Adviser’s employees and personnel have extensive financing capabilities and experience in originating, underwriting and managing real estate and cash flow financings. We believe our relationship with our Adviser provides us with an robust relationship network of cannabis industry operators as well as significant back-office personnel to assist in origination and management of loans.
Our Adviser’s employees are a valuable asset to our operations, and we believe each person is an integrated member of the team and is meaningful to our continued success. Our Adviser’s team meets regularly as a full team where each member is encouraged to actively participate in a wide range of topics relating to our operations.
We believe that our Adviser’s ability to attract, develop, engage and retain key personnel is essential to our operations. We believe our Adviser provides a committed team of employees with substantial experience in each aspect of our operations, including cash flow and real estate lending, construction and real estate development, portfolio management, corporate finance and capital markets.
Following the Conversion, services necessary for our business will be provided by individuals who are employees of the Adviser or the Administrator, as applicable, and/or its affiliates pursuant to the terms of the Advisory Agreement and the Administration Agreement. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The investment team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments. In addition, we will reimburse the Administrator for its costs, expenses and allocable portion of overhead, including compensation paid by the Administrator to administrative and other personnel, in accordance with the terms of the Administration Agreement described above and applicable law. Our Administrator receives certain administrative services, including personnel, legal, accounting, human resources, clerical, bookkeeping and record keeping services from an affiliate of the Administrator.
Adviser Succession Plan
The members of the Adviser have delegated the management of the business and affairs of the Adviser to Mrs. Tannenbaum, as manager (the “Managing Member”). Pursuant to our Manager’s operating agreement, the Managing Member will hold office until such Managing Member resigns or is removed pursuant to our Manager’s operating agreement. The Managing Member shall be automatically removed as such in the event of his or her death, permanent physical or mental disability. Upon the resignation or removal of Mrs. Tannenbaum as the Managing Member, the members of our Manager will appoint Mr. Tannenbaum as the Managing Member.
Certain U.S. Federal Income Tax Consequences Applicable to Regulated Investment Companies (RICs)
In connection with the Conversion, we and our shareholders are not expected to recognize any gain or loss for U.S. federal income tax purposes. However, prior to qualifying as a RIC, we may temporarily operate as a taxable C-Corporation, and its income may be taxable at regular corporate rates. Distributions of earnings and profits while we operate as a taxable C-Corporation will be taxable to its shareholders as dividend income and generally will be eligible (i) to be treated as qualified dividend income in the case of shareholders taxed as individuals and (ii) for the dividends received deduction in the case of corporate shareholders, in each case, subject to certain holding period and other requirements. Distributions in excess of earnings and profits will be treated as a return of shareholder’s capital. To be eligible to be treated as a RIC, as discussed in greater detail below, we would be required to distribute to shareholders any earnings and profits that remained undistributed from any year in which it did not qualify as a RIC, including from the period it operated as a taxable C-Corporation. In addition, we may elect to recognize and pay tax on net built-in gains (i.e., the excess of the aggregate gains over aggregate losses that would have been realized if we had sold its assets), if any, on the last day of its last tax year as a C-Corporation before it intends to qualify to be taxed as a RIC. The actual tax impact of operating as a taxable C-Corporation will depend on the circumstances following the Conversion.
As a RIC, we generally would not be subject to U.S. federal income tax on taxable income that is distributed to our shareholders, so long as it maintains qualification as a RIC by complying with a number of organizational and operational requirements, including sources of income, asset diversification, and annual minimum distribution requirements.
The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us following the Conversion and to an investment in shares of our common stock. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pass-through entities (including S-corporations), pension plans and trusts, financial institutions, real estate investment trusts, RICs, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold shares of our common stock as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of the filing of this Annual Report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (the “IRS”), regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we were to invest in tax-exempt securities or certain other investment assets. For purposes of this discussion, a “U.S. stockholder” is a beneficial owner of shares of our common stock that is, for U.S. federal income tax purposes:
•an individual who is a citizen or resident of the United States;
•a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof, including, for this purpose, the District of Columbia;
•a trust if (i) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more “United States persons” (as defined in the Code) have the authority to control all substantive decisions of the trust, or (ii) the trust has in effect a valid election to be treated as a domestic trust for U.S. federal income tax purposes; or
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source.
For purposes of this discussion, a “Non-U.S. stockholder” is a beneficial owner of shares of our common stock that is not a U.S. stockholder or a partnership (or an entity or arrangement treated as a partnership) for U.S. federal income tax purposes.
If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership.
A prospective investor that is a partner in a partnership that will hold shares of our common stock should consult its tax advisors with respect to the purchase, ownership and disposition of shares of our common stock. Tax matters are very complicated and the tax consequences to each stockholder of the ownership and disposition of shares of our common stock will depend on the facts of his, her or its particular situation. You should consult your own tax adviser regarding the specific tax consequences of the ownership and disposition of shares of our common stock to you, including tax reporting requirements, the applicability of U.S. federal, state and local tax laws and non-U.S. tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.
Election to be Taxed as a RIC
We have elected to be treated as a RIC under Subchapter M of the Code, beginning with our taxable year ended December 31, 2026. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid (the “Annual Distribution Requirement”). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our stockholders in respect of each calendar year dividends of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”). If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (generally, net long-term capital gain in excess of net short-term capital loss) that we timely distribute (or are deemed to timely distribute) as dividends to our shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•qualify and have in effect an election to be treated as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (ii) no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (collectively, the “Diversification Tests”).
We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or other tax liabilities. For the purpose of determining whether we satisfy the 90% Income Test and the Diversification Tests described above, the character of our distributive share of items of income, gain, losses, deductions and credits derived through any investments in companies that are treated as partnerships for U.S. federal income tax purposes (other than certain publicly traded partnerships), or are otherwise treated as disregarded from us for U.S. federal income tax purposes, generally will be determined as if we realized these tax items directly. Further, for purposes of calculating the value of our investment in the securities of an issuer for purposes of determining the 25% requirement described above, our proper proportion of any investment in the securities of that issuer that are held by a member of our “controlled group” must be aggregated with our investment in that issuer. A controlled group is one or more chains of corporations connected through stock ownership with us if (a) at least 20% of the total combined voting power of all classes of voting stock of each of the corporations is owned directly by one or more of the other corporations, and (b) we directly own at least 20% or more of the combined voting stock of at least one of the other corporations.
In addition, as a RIC we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions, we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet U.S. federal excise tax distribution requirements will not cause us to lose our RIC status. Although we currently intend to make sufficient distributions each taxable year to satisfy the U.S. federal excise tax requirements, under certain circumstances, we may choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income or capital gains.
A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given taxable year exceed our investment company taxable income, we may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Any underwriting fees paid to us are not deductible. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those taxable years.
We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual

Distribution Requirement or the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount. Furthermore, a portfolio company in which we hold equity or debt instruments may face financial difficulty that requires us to work out, modify, or otherwise restructure such equity or debt instruments. Any such restructuring could, depending upon the terms of the restructuring, cause us to incur unusable or nondeductible losses or recognize future non-cash taxable income.
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections that are intended to maintain our status as a RIC and avoid a fund-level tax.
Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long term or short term, depending on how long we held a particular warrant.
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
Some of the income and fees that we may recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, will not satisfy the 90% Income Test. In order to manage the risk that such income and fees might disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.
Failure to Qualify as a RIC
If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we would be subject to tax on all of our taxable income at regular corporate rates (and any applicable U.S. state and local taxes). The Code provides some relief from RIC disqualification due to failures to comply with the 90% Income Test and the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.
Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates (as well as any applicable U.S. state and local taxes), we would not be able to deduct dividend distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.
Our intention to elect RIC status is independent of our prior qualification as a REIT, which applied during the year ended December 31, 2025.
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
•We have limited operating history as a BDC, and may not be able to successfully transition and/or operate our business, integrate new assets and/or manage our growth or to generate sufficient revenue to make or sustain distributions to our shareholders in accordance with requirements applicable to BDCs.
•Our growth and success depends on our external manager, its key personnel and investment professionals, and its ability to make loans on favorable terms that satisfy our investment strategy and otherwise generate attractive risk-adjusted returns; thus, we may experience losses if our external manager overestimates projected yields or incorrectly prices the risks of our loans or if there are any adverse changes in our relationship with our Adviser.
•Lending to companies operating in the cannabis industry involves significant risks, including the risk of strict enforcement of federal cannabis laws against our borrowers, our borrowers’ inability to renew or otherwise maintain their licenses or other requisite authorizations for their cannabis operations, and lack of liquidity for such loans.
•Our Existing Portfolio is, and our future portfolio (i.e., our post-Conversion portfolio) may be, concentrated in a limited number of loans, which subjects us to an increased risk of significant loss if any asset declines in value or if a particular borrower fails to perform as expected.
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
We may in the future significantly increase the size and/or change the mix of our portfolio of assets. We may be unable to successfully and efficiently integrate new assets into our existing portfolio or otherwise effectively manage our assets or our growth effectively. In addition, increases in our portfolio of assets and/or changes in the mix of our assets may place significant demands on our Adviser’s or Administrator’s administrative, operational, asset management, financial and other resources, as applicable. Any failure to manage increases in size effectively could adversely affect our results of operations and financial condition.
We will allocate our cash on hand and the proceeds of our financing activities without input from our shareholders.
While we intend to use our cash on hand and the proceeds from our financing activities to originate and participate in commercial loans and other debt investments to companies operating in the cannabis industry, as well as equity interest in real estate investment trusts, in each case, that are consistent with our investment strategy, our shareholders will not be able to evaluate the exact manner in which our cash or the proceeds from our financing activities will be invested in the future or the economic merit of our future loans and other debt investments. As a result, we may use our cash on hand and/or the proceeds from our financing activities to invest in loans with which our shareholders may not agree. Additionally, our loans will be selected by our Adviser with input from the members of the Investment Committee, and our shareholders will not have input into such investment decisions. Both of these factors will increase the uncertainty, and thus the risk, of investing in our securities. The failure of our Adviser to apply our cash and/or the proceeds of our financing activities effectively or to find loans that meet our loan criteria in sufficient time or on acceptable terms could result in unfavorable returns, could cause a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders, and could cause the value of our securities to decline.
Pending application of our cash on hand and the proceeds of any financing activities, we may invest such cash and proceeds in interest-bearing, short-term investments, including money market accounts or funds, commercial mortgage-backed securities, corporate bonds, certain debt securities (including seller notes), equity interests of real estate investment trusts and other investments, which are consistent with our intention to qualify as a RIC. These investments would be expected to provide a lower net return than we seek to achieve from investment in our target loans and investments. We expect to reallocate any such investments into our target portfolio within specified time frames, subject to the availability of appropriate investment opportunities. Our Adviser intends to conduct due diligence with respect to each investment and suitable investment opportunities may not be immediately available. Even if opportunities are available, there can be no assurance that our Adviser’s due diligence processes will uncover all relevant facts or that any investment will be successful.
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
Our Existing Portfolio includes, and our future loans will likely include, loans to private companies, which are less liquid than publicly traded securities. Certain of our target investments such as secured loans are also particularly illiquid due to a variety of factors, which may include a short life, potential unsuitability for securitization and greater difficulty of recovery in the event of a default or insolvency by the company to which we have provided a loan. The illiquidity of our loans may make it difficult for us to sell such loans if the need or desire arises. Further, applicable laws and regulations restricting the ownership and transferability of loans to regulated cannabis companies in conjunction with many parties not wishing to invest in cannabis businesses as a result of cannabis being federally illegal may make it difficult for us to sell or transfer such loans to third parties. In addition, many of the loans we make, to the extent they constitute securities, will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. As a result, we may be unable to dispose of such loans in a timely manner or at all. If we are required and able to liquidate all or a portion of our portfolio quickly, we could realize significantly less value than that which we had previously recorded for our loans and we cannot assure you that we will be able to sell our assets at a profit in the future. Further, we may face other restrictions on our ability to liquidate a loan in a company to the extent that we or our Adviser have or could be attributed as having material, non-public information regarding such company. Our ability to vary our portfolio in response to changes in economic, regulatory and other conditions or changes in our strategic plan may therefore be relatively limited, which could adversely affect our results of operations and financial condition.
Our Existing Portfolio is, and our future portfolio may be, concentrated in a limited number of loans, which subjects us to an increased risk of significant loss if any asset declines in value or if a particular borrower fails to perform as expected.
Our Existing Portfolio is, and our future portfolio (i.e., our post-Conversion portfolio) may be, concentrated in a limited number of loans in a limited number of sectors. The cannabis industry is experiencing significant consolidation, which we expect to increase, among cannabis operators. Certain of our borrowers may combine, increasing the concentration of our borrower portfolio with those consolidated operators. If a significant loan to one or more companies fails to perform as expected, including with respect to our credit facility with Subsidiary of Private Company G, such a failure could have a material adverse effect on our business, financial condition and operating results, and the magnitude of such effect could be more significant than if we had further diversified our portfolio. A consequence of this limited number of loans is that the aggregate returns we realize may be significantly adversely affected if a small number of loans perform poorly, if we need to write down the value of any one loan, if a loan is repaid prior to maturity and we are not able to promptly redeploy the proceeds and/or if an issuer is unable to obtain and maintain commercial success. While we intend to diversify our portfolio of loans as we deem prudent, we do not have fixed guidelines for diversification. As a result, we may not be able to diversify our portfolio.
AFC Agent, on our behalf and the other lenders, initiated a mortgage foreclosure proceeding in connection with the Subsidiary of Private Company G forbearance agreement that was entered into (the “2024 Subsidiary of Private Company G Forbearance Agreement” and, together with the 2023 Subsidiary of Private Company G Forbearance Agreement, the “Subsidiary of Private Company G Forbearance Agreement”) over a cultivation facility owned by Subsidiary of Private Company G. We also delivered a reservation of rights letter to Subsidiary of Private Company G concerning the occurrence of events of default and forbearance defaults under the credit agreement and the 2024 Subsidiary of Private Company G Forbearance Agreement, respectively, including the failure to maintain and preserve one of Subsidiary of Private Company G’s cannabis licenses and its cultivation facility and its failure to cooperate with us in the foreclosure proceeding. We believe these defaults have had, and will continue to have, a material adverse impact on Subsidiary of Private Company G’s ability to operate its business and make payments under the credit agreement, which has subjected us to an increased risk of litigation and loss that will negatively affect our business, financial condition, liquidity and results of operations. For more information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Updates to Our Loan Portfolio” and the notes to our consolidated financial statements included in this Annual Report.
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
Our Existing Portfolio contains loans to companies with operations that are geographically concentrated in Canada and the following US states: Arizona, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, Ohio, Oregon, Pennsylvania, Utah and West Virginia, and we will be subject to social, political and economic risks of doing business in those countries and states and any other state in which we in the future have lending exposure.
Our Existing Portfolio contains loans to companies with operations that are geographically concentrated in Canada and the following US states: Arizona, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, Ohio, Oregon, Pennsylvania, Utah and West Virginia. Circumstances and developments related to operations in these markets that could negatively affect our business, financial condition, liquidity and results of operations include, but are not limited to, the following factors:
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
•we, our executive officers and directors and our Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our loans to such borrowers and may, as a result, incur significant costs and expenses in connection with such litigation and/or related indemnification obligations;
•changes in laws and regulations, as well as their interpretations, may have a disproportionate adverse effect on their business, financial structure or prospects compared to those of larger and more established companies; and
•they may have difficulty accessing capital from other providers on favorable terms or at all.
For example, the loan parties to the Public Company A loans previously defaulted on certain covenants under the applicable agreements governing their real estate loan and equipment loan in which we previously held a participation. These defaults resulted from, among other things, the loan parties’ failure to timely pay taxes due, incurrence of mechanic’s liens and tax liens on assets, failure to notify the lenders of such failure to pay and incurrence of liens, failure to make certain principal and interest payments and pay certain fees, failure to make payment obligations owed to third party creditors and failure to enter into specified debt restructuring transactions.
In October 2022, the parent company of Public Company A, which is also a guarantor of the Public Company A loans, along with its Canadian subsidiaries (“Public Company A Affiliates”), filed for bankruptcy protection under the Companies’ Creditors Arrangement Act in Canada. As of October 1, 2022, we placed our loan participations involving Public Company A on nonaccrual status. During the year ended December 31, 2023, the credit facility with Public Company A matured without repayment and we recorded a realized loss of approximately $(1.2) million relating to the Public Company A real estate loan held at fair value. During the year ended December 31, 2025, the Company deemed its equipment loan receivable with Public Company A uncollectible and wrote off the remaining balance. Based on discussions with the collateral agent, no future proceeds were expected. At the time of write-off, the equipment loan with Public Company A had an outstanding principal balance of approximately $1.8 million and amortized cost of approximately $1.8 million. Prior to the write-off, the loan receivable had a risk rating of “5” and was fully reserved for. In the second quarter of 2025, the Company wrote off $1.8 million, which was equal to the carrying value of the loan receivable, excluding the CECL Reserve at the time the loan was written off.
We have currently foreclosed, and may need to in the future, on loans that are in default, which could result in losses.
AFC Agent, on our behalf and the other lenders, initiated a mortgage foreclosure proceeding in connection with the 2024 Subsidiary of Private Company G Forbearance Agreement. For more information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Updates to Our Loan Portfolio” and the notes to our consolidated financial statements included in this Annual Report. We may also find it necessary in the future to foreclose on loans that are in default. Foreclosure processes are often lengthy and expensive. Results of foreclosure processes may be uncertain, as claims may be asserted by the relevant borrower or by other creditors or investors in such borrower that interfere with enforcement of our rights, such as claims that challenge the validity or enforceability of our loan or the priority or perfection of our security interests. Subsidiary of Private Company G has, and additional borrowers may in the future, resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no merit, in an effort to prolong the foreclosure action and seek to force us into a modification or buy-out of our loan for less than we are owed. Additionally, the transfer of certain collateral to us may be limited or prohibited by applicable laws and regulations. See “The loans that are in our Existing Portfolio or that we expect to make in the future may be secured by properties, that are, and will be, subject to extensive regulations, such that if such collateral was foreclosed upon those regulations may result in significant costs and materially and adversely affect our business, financial condition, liquidity and results of operations.” For transferable collateral, foreclosure or other remedies available may be subject to certain laws and regulations, including the need for regulatory disclosure and/or approval of such transfer. If federal law were to change to permit cannabis companies to seek federal bankruptcy protection, the applicable borrower could file for bankruptcy, which would have the effect of staying the foreclosure actions and delaying the foreclosure processes and potentially result in reductions or discharges of debt owed to us. Foreclosure may create a negative public perception of the collateral property, resulting in a diminution of its value. Even if we are successful in foreclosing on collateral property securing our loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our loan. Any costs or delays involved in the foreclosure or a liquidation of the underlying property will reduce the net proceeds realized and, thus, increase the potential for loss.
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
Properties securing our loans may be subject to contingent, unknown or unquantifiable liabilities that may adversely affect the value of our loans. Such defects or deficiencies may include title defects, title disputes, liens or other encumbrances on properties securing our loans to borrowers. The discovery of such unknown defects, deficiencies and liabilities could affect the ability of our borrowers to make payments to us or could affect our ability to foreclose and sell the properties securing such loans, which could adversely affect our results of operations and financial condition. Further, we, our executive officers, directors and our Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our loans.
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
We invest in construction loans. For purposes of construction loans, the loan value of the real property is generally the fair value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) that secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the Internal Revenue Service (“IRS”) would not challenge our estimates of the loan values of the real property.
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
If our Adviser overestimates the yields or incorrectly prices the risks of our loans, we may experience losses.
Our Adviser values our potential loans based on yields and risks, taking into account estimated future losses and the collateral securing a potential loan, if any, and the estimated impact of these losses on expected future cash flows, returns and appreciation. Our Adviser’s loss estimates and expectations of future cash flows, returns and appreciation may not prove accurate, as actual results may vary from estimates and expectations. If our Adviser underestimates the asset-level losses or overestimates loan yields relative to the price we pay for a particular loan, we may experience losses with respect to such loan.
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
As of December 31, 2025, all of our borrowers are generally restricted, under our applicable credit agreements with such borrowers, from incurring any debt that ranks equally with, or senior to, our loans. Although our intended investment strategy is to construct a portfolio of loans secured with first priority liens on certain assets of our borrowers, we may in the future enter into credit agreements that rank equally with, or are subordinated to, other debt of our borrowers or that otherwise permit our borrowers to incur other debt that ranks equally with, or senior to, our loans under such credit agreements. In such case, such instruments may, by their terms, provide that the holders of such other debt are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of our loans. These instruments may prohibit borrowers from paying interest on or repaying our loans in the event and during the continuance of a default under such instrument or upon the occurrence of other specified events. In certain cases, we may, and may continue to, obtain unsecured guarantees from the parent entities or subsidiaries of our borrowers in addition to the collateral provided by such borrowers and such guarantees may be effectively subordinated to any secured debt of any such entities and/or structurally subordinated to any debt of such subsidiaries. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a borrower, holders of securities ranking senior to our loan to that borrower, if any, typically are entitled to receive payment in full before we can receive any distribution in respect of our loan. After repaying such holders, the borrower may not have any remaining assets to use for repaying its obligation to us. In the case of securities or other debt ranking equally with our loans, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant borrower.
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
Subject to the approval of our Board (which must include a majority of our independent directors), our Adviser may change our investment strategies or guidelines, financing strategies or leverage policies without the consent of our shareholders.
Subject to the approval of our Board (which must include a majority of our independent directors), our Adviser may change our investment strategies or guidelines, financing strategies or leverage policies with respect to loans, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our shareholders, which could result in a portfolio with a different risk profile than that of our Existing Portfolio or of a portfolio comprised of our target loans. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market and cannabis industry fluctuations. Furthermore, a change in our asset allocation could result in our making loans in asset categories different from those described in this Annual Report. These changes could adversely affect our financial condition, results of operations, the market price of our equity and our ability to make distributions to our shareholders.
Changes in laws or regulations governing our operations, including laws and regulations governing cannabis, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.
We are subject to laws and regulations at the local, state and federal levels, including laws and regulations governing cannabis by state and federal governments. These laws and regulations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. We cannot predict the nature and timing of future laws, regulations, interpretations or applications, or their potential effect. However, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with current or new laws or regulations or such changes thereto, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.

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
Our Adviser uses financial models and underwriting criteria, the effectiveness of which cannot be guaranteed. We operate in a highly competitive market for lending and investment opportunities. Our profitability depends, in large part, on our ability to originate or acquire target assets at attractive prices. In originating or acquiring target assets, we compete with a variety of institutional lenders and investors and many other market participants, including specialty finance companies, REITs, commercial banks and thrift institutions, investment banks, insurance companies, hedge funds and other financial institutions. Many competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Unlike us, certain of our competitors may not be subject to the requirements to which BDCs and RICs are subject under the 1940 Act or the Code, as applicable. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Our Adviser’s underwriting criteria may restrict us from being able to compete with others for commercial mortgage loan origination and acquisition opportunities and these criteria may be stricter than those employed by our competitors. Furthermore, competition for originations of, and investments in, our target assets may lead to the yield of such assets decreasing, which may further limit our ability to generate desired returns.
We recently elected to be regulated as a business development company, which subjects us to a new and complex regulatory regime and may limit our operating flexibility.
On January 1, 2026, we elected to be regulated as a business development company under the 1940 Act. As a result, we are now subject to extensive regulatory requirements that did not apply to us during the year ended December 31, 2025, including limitations on leverage, restrictions on transactions with affiliates, qualifying asset requirements, and enhanced governance and compliance obligations.
Our failure to comply with these requirements could result in regulatory sanctions, restrictions on our operations, or loss of our BDC status, any of which could materially and adversely affect our business, financial condition, and results of operations.
Risks Related to the Cannabis Industry and Related Regulations
Cannabis remains prohibited under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability to execute our business plan.
All but eight U.S. states have legalized, to some extent, cannabis for medical purposes. Forty-two states, the District of Columbia, Puerto Rico and Guam have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical purposes. Twenty-four of those states and the District of Columbia and Northern Mariana have also legalized cannabis for adults for non-medical purposes. Two of those states have legalized low-tetrahydrocannabinol (“THC”)/high-cannabidiol (“CBD”) extracts for select medical conditions.
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

As a result of the conflict between state and federal law regarding cannabis, investments in cannabis businesses in the United States are subject to inconsistent legislation and regulation. Since 2014, however, and despite varying positions by U.S. Attorney Generals, the U.S. government has not prioritized the enforcement of those laws against cannabis companies complying with state law, or their vendors. . On January 4, 2018, then acting U.S. Attorney General Jeff Sessions issued a memorandum to all U.S. Attorneys (the “Sessions Memo”) rescinding certain past “DOJ memoranda on cannabis law enforcement, including the Memorandum by former Deputy Attorney General James Michael Cole (the “Cole Memo”) issued on August 29.2013, under the Obama administration. . The Sessions Memo, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors can use their prosecutorial discretion to decide to prosecute even state-regulated cannabis activities. Since the Sessions Memo was issued in early 2018, however, U.S. Attorneys have not prosecuted state law compliant entities.
In the prior administration, President Biden signed into law the “Medical Marijuana and Cannabidiol Research Expansion Act,” a bill aimed at easing restrictions on cannabis research — bipartisan legislation which is the first standalone cannabis reform bill to pass both the House and Senate. Additionally, on October 6, 2022, President Biden issued a presidential proclamation pardoning federal convictions for simple marijuana possession offenses, encouraging state governors to do the same on the state level where permissible, and requesting that the Secretary of Health and Human Services and the Attorney General initiate an administrative process to review cannabis’s Schedule I classification under the CSA. On August 29, 2023, HHS issued a letter to the DEA recommending that cannabis be reclassified as a Schedule III drug under the CSA. On May 16, 2024, President Biden announced that the U.S. Attorney General initiated proceedings to transfer cannabis from Schedule I to Schedule III, through an NPRM published on May 21, 2024. Following the NPRM, DEA issued a notice for a hearing which commenced in November 2024, but the hearing is currently stayed pending an administrative interlocutory appeal. It is unclear when or if the hearing will recommence. On December 18, 2025, President Trump issued an Executive Order directing that cannabis be rescheduled from Schedule I to Schedule III. The Order directs the Attorney General to “take all necessary steps to complete the rulemaking process related to rescheduling marijuana to Schedule III of the Controlled Substances Act in the most expeditious manner.” If rescheduling does occur, this would be a momentous change whose full implications are currently unknown. The decision to reclassify cannabis would neither legalize nor likely eliminate current state cannabis programs. If placed under Schedule III, cannabis will remain a controlled substance under federal law, and state-legal programs will continue to operate outside of federally legal channels in their distribution of the substance, particularly because no state operator holds a DEA registration to possess or distribute cannabis. However, some fear that, if cannabis is successfully rescheduled, the DEA or FDA may impose additional requirements or begin to target enforcement of state cannabis programs. The implications of the potential re-scheduling are not entirely clear for state-regulated commercial cannabis operators.
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
The basis for the federal government’s lack of recent enforcement with respect to the cannabis industry extends beyond the strong public support for cannabis legalization and ongoing prosecutorial discretion. The U.S. Congress has repeatedly enacted legislation to protect the medical marijuana industry from prosecution. Since 2014, versions of the U.S. omnibus spending bill have included a provision, known as the Joyce Amendment prohibiting the DOJ, which includes the Drug Enforcement Administration, from using appropriated funds to prevent states from implementing their medical-use cannabis laws. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that the provision prohibits the DOJ from spending funds to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. The court noted that, if the provision were not continued, prosecutors could enforce against conduct occurring during the statute of limitations even while the provision were previously in force. Other courts that have considered the issue have ruled similarly, although courts disagree about which party bears the burden of proof of showing compliance or noncompliance with state law. The U.S. Congress has continued to include the Joyce Amendment in each subsequent omnibus appropriations bill. The amendment most recently was renewed through the signing of the Commerce-Justice-Science (CJS) appropriations package for 2026. While the Joyce Amendment has continuously been renewed since its inception with little fanfare, there is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in future appropriations bills.
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
Members of the U.S. Congress from both parties have introduced bills to end the federal cannabis prohibition, by de-scheduling cannabis completely and regulating it. In addition to broader reforms, this session has seen additional incremental reform bills that aim to increase research, cement medical cannabis patients’ rights, or facilitate state-legal cannabis. Since the recent election, however, there has also been proposed anti-cannabis legislation, for example, a bill aiming to ensure 280E continues to apply to state cannabis businesses even if cannabis is ultimately rescheduled to Schedule III. Nevertheless, while the timing of federal reform remains unknown, it is expected that federal policy on cannabis will continue becoming more, rather than less, permissive and legislative efforts to legalize cannabis banking at the national level may progress in 2025. In the unlikely event that the federal government were to reverse its long-standing hands-off approach to the state-regulated cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected. See “Business—Regulatory Environment.”
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
•Our borrowers may have a difficult time obtaining financing;
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
The hemp and pharmaceutical industry may attempt to compete with or dominate the cannabis industry, and in particular, legal cannabis, through the development and distribution of hemp-derived containing intoxicating doses of THC or other cannabinoids (e.g., delta-8-THC) or derivative/synthetic products (e.g., THC-O) which emulate or even magnify the psychoactive effects of cannabis. Since the passage of the Farm Bill over six years ago, the hemp product market, and beverage market, in particular, has exploded – with 2024 sales for all hemp THC products projected to reach $3.5 billion and a path toward $4.4 billion by 2029, according to Brightfield Group. The Continuing Appropriations and Extensions Act of 2026 (H.R. 5371), enacted on November 12, 2025, includes a provision (section 781) to amend the definition of hemp in the 2018 Farm Bill to effectively eliminate the currently commercialized hemp-derived THC products, although the change does not become effective for 365 days from the date of enactment. Efforts are underway to repeal, replace, or delay this amendment, but whether any change will occur is uncertain. All of this creates significant uncertainty regarding the future of hemp-derived THC products and its continuing impact of the cannabis industry. If such products continue to be successful, the widespread popularity of such products could continue to negatively impact the demand, volume, and profitability of the cannabis industry. This could adversely affect the ability of our borrowers in the cannabis industry to secure long-term profitability and success.
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
Until and unless cannabis is rescheduled to Schedule III of the CSA, Section 280E of the Code may continue to apply to cannabis and does not allow any deduction or credit for any amount paid or incurred during the taxable year in carrying on business, other than costs of goods sold, if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the CSA). The IRS has applied this provision to our borrowers, prohibiting them from deducting expenses associated with cannabis businesses beyond costs of goods sold and asserting assessments and penalties for additional taxes owed. Some of our borrowers have taken the position that Section 280E no longer applies to their business and paid lower taxes as a result of that position. If the IRS disagrees with those positions, our borrowers may have large tax liabilities that may negatively impact our borrowers ability to pay principal and interest on our loans. While the Section does not directly affect our Company, it lowers our cannabis industry borrowers’ profitability, and could result in decreased demand for our financing. An otherwise profitable cannabis business may operate at a loss after taking into account its U.S. income tax expenses. This affects us because our financial results could be adversely affected if our borrowers have low profitability.
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
The loans that are in our Existing Portfolio, and that we expect to make in the future may, include U.S.-based companies operating in the cannabis industry with at least one Canadian entity within their corporate structure for the purpose of listing on the CSE. In May 2020, a U.S.-based cannabis company that is listed on the CSE filed for, and was granted, insolvency protection under the Companies’ Creditors Arrangement Act pursuant to Canadian law. In addition, in October 2022, the parent company of Public Company A, which was also a guarantor of the Public Company A loans, along with its Canadian subsidiaries, filed for bankruptcy protection under the Companies’ Creditors Arrangement Act in Canada. If an applicable borrower obtains bankruptcy protections in Canada, it could restrict our ability, or create additional costs or delays involved in our efforts, to foreclose on the collateral, which will reduce the net proceeds realized and, thus, increase the potential for loss.
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
Should the federal government legalize cannabis for adult-use and/or medical-use, it is possible that the FDA would seek to regulate it under the Food, Drug and Cosmetics Act of 1938, as it has with federally legal hemp. In December 2018, the U.S. government removed hemp and extracts of hemp from the CSA schedules through the Agriculture Improvement Act of 2018, Pub. L. 115-334 (the “2018 Farm Bill”). Accordingly, the production, sale and possession of hemp or extracts of hemp, including certain THC and CBD products, no longer violate the CSA. The states have implemented a patchwork of different laws on hemp and its extracts. However, the Food & Drug Administration (“FDA”) claims that the Food, Drugs & Cosmetics Act significantly limits the legality of certain types of products including THC and CBD from any source. In

January 2023, FDA affirmed that the agency will not compromise—or create new standards—in evaluating or permitting cannabis or cannabinoid compounds and products, and particularly CBD.
The FDA has sent numerous warning letters to sellers of CBD and hemp THC products making health claims. Recent legislation and Trump’s Executive Order direct the FDA to develop new rules or regulations regarding cannabinoids, including CBD. The FDA could turn its attention to the cannabis industry. In addition to requiring FDA approval of cannabis products marketed as drugs, the FDA could issue rules and regulations including certified good manufacturing practices related to the growth, cultivation, harvesting and processing of cannabis. It is also possible that the FDA would require that facilities where cannabis is grown register with the FDA and comply with certain federally prescribed regulations. Cannabis facilities are currently regulated by state and local governments. In the event that some or all of these federal enforcement and regulations are imposed, we do not know what the impact would be on the cannabis industry, including what costs, requirements and possible prohibitions may be enforced. If we or our borrowers are unable to comply with the regulations or registration as prescribed by the FDA, or are unable to do so in a cost-effective manner, we and/or our borrowers may be unable to continue to operate our and their business in its current form or at all.
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
By lending to borrowers in the cannabis industry, we are substantially dependent on the continued market acceptance, and the proliferation of consumers, of cannabis. We believe that with further legalization, cannabis will become more accepted, resulting in growth in consumer demand. However, in 2025, at least three ballot initiatives (Arizona, Massachusetts and Maine) were introduced to repeal all or some portion of each state’s laws permitting adult-use sales. We cannot predict the future growth rate or future market potential, and any negative outlook on the cannabis industry may adversely affect our business operations and the operations of our borrowers.
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
Subject to market conditions, availability and the terms of the Indenture governing our 2027 Senior Notes, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our portfolio’s cash flow. Our governing documents and our TCGSL Credit Agreement (as defined below)

contain no limit on the amount of debt we may incur, and, subject to the covenants contained in the Indenture, we may significantly increase the amount of leverage we utilize at any time without approval of our shareholders. Leverage can enhance our potential returns but can also exacerbate our losses. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including, but not limited to, the risks that:
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
•we may be required to dedicate a substantial portion of our cash flow from operations to payments on the debt we may incur, thereby reducing funds available for operations, future business opportunities, shareholder distributions, including distributions currently contemplated or necessary to satisfy the requirements for RIC qualification, or other purposes; and
•we are not able to refinance debt that matures prior to the loan it was used to finance on favorable terms, or at all.
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
As of December 31, 2025, our total consolidated indebtedness was approximately $98.0 million (excluding debt issuance costs and accrued interest), including $21.0 million that we had drawn under our Revolving Credit Facility. Our indebtedness could have significant adverse consequences to us, such as:
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
We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness, including the 2027 Senior Notes, the Revolving Credit Facility and the TCGSL Credit Facility, or to fund our other liquidity needs. Additionally, if we incur additional indebtedness in connection with future acquisitions or development projects or for any other purpose, our debt service obligations could increase.
We may need to refinance all or a portion of our indebtedness, including the 2027 Senior Notes, the Revolving Credit Facility and the TCGSL Credit Facility, on or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:
•our financial condition and market conditions at the time; and
•restrictions in the agreements governing our indebtedness.
As a result, we may not be able to refinance any of our indebtedness, including the 2027 Senior Notes, the Revolving Credit Facility and the TCGSL Credit Facility, on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations, including payments on the 2027 Senior Notes, the Revolving Credit Facility and the TCGSL Credit Facility. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity or delaying capital expenditures, or strategic acquisitions and alliances, any of which could have a material adverse effect on our operations. We cannot assure you that we will be able to effect any of these actions on commercially reasonable terms, or at all.
Monetary policy actions by the Federal Reserve could adversely impact both our borrowers and our financial condition.
We, as well as our borrowers, are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. In an effort to combat rising inflation levels, the Federal Reserve steadily began increasing the target federal funds rate in the first quarter of 2022 and continued to do so in 2023. While the Federal Reserve made three rate cuts in each of 2024 and 2025, there is uncertainty as to the timing and extend of future rate cuts in light of ongoing inflationary challenges and generally resilient macroeconomic data. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on the demand for debt capital. Changes in fiscal and monetary policies are beyond our control, are difficult to predict and could materially adversely affect us and our borrowers.

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
•establish a classified Board such that not all members of the Board are elected at each annual meeting of shareholders, which may delay the ability of our shareholders to change the membership of a majority of our Board;
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
•provide that , except as may be required by the 1940 Act, a majority of directors then in office, even though less than a quorum, may fill any vacancy on our Board, whether resulting from an increase in the number of directors or otherwise;
•specify that no shareholder is permitted to cumulate votes at any election of directors;
•provide our Board the exclusive power to adopt, alter or repeal any provision of our Bylaws and to make new Bylaws; and
•require supermajority votes of the holders of our common stock to amend specified provisions of our Charter, unless a different number of proportion is required by statute (including, but not limited to, the 1940 Act).
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
Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, will be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, (b) any derivative action or proceeding brought on our behalf, (c) any action asserting a claim of breach of any duty owed by any of our directors, officers, employees or other agents to us or to our shareholders, (d) any action asserting a claim against us or any of our directors, officers, employees or other agents arising pursuant to any provision of the MGCL, the Charter, the Bylaws or federal law, including the 1940 Act, (e) any other action asserting a claim against us or any of our directors, officers, employees or other agents that is governed by the internal affairs doctrine, or (f) any action brought by or in the right of any shareholder or any person claiming any interest in any shares of stock issued by us seeking to enforce or invalidate any provision of, or based on any matter arising out of, or in connection with, the Charter or Bylaws, or any series or class of any shares of stock issued by us, including any claim of any nature against us, or any director, officer, employee or agent to us. These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which federal courts have exclusive jurisdiction. Furthermore, our Bylaws provide that, if and to the extent that any provision of the MGCL or any provision of the Charter or the Bylaws conflicts with any provision of the 1940 Act, the applicable provisions of the 1940 Act shall control.
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
The Charter permits us, and the Bylaws require us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable costs, fees and expenses in advance of final disposition of a proceeding to any individual who is a present or former director or officer and who is made or threatened to be made a party to, or witness in, the proceeding by reason of his or her service in that capacity or any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner, trustee, member or manager of another corporation, REIT, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made or threatened to be made a party to, or witness in, the proceeding by reason of his or her service in that capacity. With the approval of our Board, we may provide such indemnification and advance for expenses to any individual who served a predecessor of our Company in any of the capacities described above and any employee or agent of our Company or a predecessor of our Company, including our Adviser and its affiliates. In addition to the indemnification provided by the Charter and Bylaws, we have entered into indemnification agreements to indemnify, and advance certain fees, costs and expenses to, our directors and officers, subject to certain standards to be met and certain other limitations and conditions as set forth in such indemnification agreements.
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
Risks Related to Our Relationship with our Adviser and its Affiliates
Our future success depends on our Adviser and its key personnel and investment professionals. We may not find a suitable replacement for our Adviser if the Advisory Agreement is terminated or if such key personnel or investment professionals leave the employment of our Adviser or its affiliates or otherwise become unavailable to us.
We rely on the resources of our Adviser to manage our day-to-day operations, as we do not separately employ any personnel. We rely completely on our Adviser to provide us with investment advisory services and general management services. Each of our executive officers also serve as officers or employees of our Adviser. Our Adviser has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers, key personnel and investment professionals of our Adviser as well as the information and deal flow generated by such individuals. The officers, key personnel and investment professionals of our Adviser source, evaluate, negotiate, close and monitor our loans; therefore, our success depends on their continued service. The departure of any of the officers, key personnel and investment professionals of our Adviser could have a material adverse effect on our business.
Our Adviser is not obligated to dedicate any specific personnel exclusively to us. None of our officers are obligated to dedicate any specific portion of their time to our business. Each of them may have significant responsibilities for other investment vehicles managed by affiliates of our Adviser. As a result, these individuals may not always be able to devote sufficient time to the management of our business. Further, when there are turbulent conditions in the real estate markets or distress in the credit markets, the attention of our Adviser’s personnel and our executive officers and the resources of our Adviser may also be required by other investment vehicles managed by affiliates of our Adviser.
In addition, we offer no assurance that our Adviser will remain our investment adviser or that we will continue to have access to our Adviser’s officers, key personnel and investment professionals due to the termination of the Advisory Agreement, our Adviser being acquired, our Adviser being internalized by another client of our Adviser, or due to other circumstances. Currently, we are managed by our Board and its officers and by our Adviser, as provided for under the Advisory Agreement. If the Advisory Agreement is terminated and we are unable to find a suitable replacement for our Adviser, we may not be able to execute its investment strategy.
Our growth depends on the ability of our Adviser to make loans on favorable terms that satisfy our investment strategy and otherwise generate attractive risk-adjusted returns initially and consistently from time to time.
Our ability to achieve our investment objectives depends on our ability to grow, which depends, in turn, on the management and investment teams of our Adviser and their ability to identify and to make loans on favorable terms in accordance with our investment strategy as well as on our access to financing on acceptable terms. The demands on the time of the professional staff of our Adviser will increase as our portfolio grows and the management of our Existing Portfolio may divert our Adviser’s attention from future potential loans or otherwise slow our rate of investment. Our Adviser may be unable to successfully and efficiently integrate new loans into our Existing Portfolio or otherwise effectively manage our assets or our future growth effectively. We cannot assure you that our Adviser will be able to hire, train, supervise, manage and retain new officers and employees to manage future growth effectively, and any such failure could have a material adverse effect on our business. The failure to consummate loans on advantageous terms without substantial expense or delay would impede our growth, would negatively affect our results of operations and our ability to generate cash flow and make distributions to our shareholders, and could cause the value of our common stock to decline.

There are various conflicts of interest in our relationship with our Adviser that could result in decisions that are not in the best interests of our shareholders.
We are subject to conflicts of interest arising out of our relationship with our Adviser and its affiliates. We are managed by our Adviser and our executive officers are employees of our Adviser or one or more of its affiliates. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Advisory Agreement or the policies and procedures adopted by our Adviser and its affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.
Some examples of conflicts of interest that may arise by virtue of our relationship with our Adviser include:
Adviser’s advisory activities. While our Adviser and its affiliates have agreed that for so long as our Adviser is managing us, neither it nor any of its affiliates will sponsor or manage any other BDC that invests primarily in loans of the same kind as our Company, our Adviser and its affiliates may otherwise manage other investment vehicles that have investment objectives that compete or overlap with, and may from time to time invest in, our target asset classes. This may apply to existing investment vehicles or investment vehicles that may be organized in the future. For example, our Adviser and/or its affiliates may provide investment advisory and other management services to an investment vehicle focused on investing in operators and ancillary companies in the cannabis industry and lower middle-market companies by providing debt and equity capital to such operators and companies.
Allocation of loans. Our Adviser and its affiliates endeavor to allocate loan opportunities in a fair and equitable manner, subject to their internal policies. The internal policies of our Adviser and its affiliates, which may be amended without our consent, are intended to enable us to share equitably with any other investment vehicles that are managed by our Adviser or affiliates of our Adviser. In general, loan opportunities are allocated taking into consideration various factors, including, among others, the relevant investment vehicles’ available capital, their investment objectives or strategies, their risk profiles and their existing or prior positions in a borrower or particular loan, their potential conflicts of interest, the nature of the opportunity and market conditions, certain regulatory considerations as well as the rotation of loan opportunities. Nevertheless, it is possible that we may not be given the opportunity to participate in certain loans made by investment vehicles managed by our Adviser or affiliates of our Adviser. In addition, there may be conflicts in the allocation of loan opportunities among us and the investment vehicles managed by our Adviser or affiliates of our Adviser.
Co-investments. Other investment vehicles managed by our Adviser or affiliates of our Adviser co-invest with us or hold positions in loans where we have also invested, including by means of splitting commitments, participating in loans or other means of syndicating loans, subject to applicable law. Such loans raise potential conflicts of interest between us and such other investment vehicles. To the extent such investment vehicles seek to acquire the same target assets as us, subject to the internal policies of our Adviser and its affiliates described above, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. In such circumstances, the size of the investment opportunity in loans otherwise available to us may be less than it would otherwise have been, and we may participate in such opportunities on different and potentially less favorable economic terms than such other parties if our Adviser deems such participation as being otherwise in our best interests. Furthermore, when such other investment vehicles have interests or requirements that do not align with our interests, including differing liquidity needs or desired investment horizons, conflicts may arise in the manner in which any voting or control rights are exercised with respect to the relevant borrower, potentially resulting in an adverse impact on us. If we participate in a co-investment with an investment vehicle managed by our Adviser or an affiliate of our Adviser and such vehicle fails to fund a future advance on a loan, we may be required to, or we may elect to, cover such advance and invest additional funds. In addition, if we and such other investment vehicles invest in different classes or types of debt, equity or other investments relating to the same borrower, actions may be taken by such other investment vehicles that are adverse to our interests, including, but not limited to, during a work-out, restructuring or insolvency proceeding or similar matter occurring with respect to such loan. Subject to applicable internal policies of our Adviser and its affiliates, our Adviser and/or its affiliates may also from time to time serve as administrative agent to all lenders of such co-invested loans. In such a case, there may arise potential conflicts of interest between us, such other investment vehicles and/or such affiliated administrative agent.
We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, the prior approval of the SEC. We have applied for an exemptive order from the SEC that would permit us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.

Investments into investment vehicles managed by our Adviser or affiliates of our Adviser and their borrowers. Subject to applicable law, we may invest in, acquire, sell assets to or provide financing to investment vehicles managed by our Adviser or affiliates of our Adviser and their borrowers or purchase assets from, sell assets to, or arrange financing from any such investment vehicles and their borrowers. Any such transactions will require approval by a majority of our independent directors. There can be no assurance that any procedural protections will be sufficient to ensure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s-length transaction.
Fees and expenses. We will be responsible for certain fees and expenses as determined by our Adviser, including due diligence costs, legal, accounting and financial advisor fees and related costs, incurred in connection with evaluating and consummating loan opportunities, regardless of whether such loans are ultimately consummated by the parties thereto.
The ability of our Adviser and its officers and employees to engage in other business activities may reduce the time our Adviser spends managing our business and may result in certain conflicts of interest.
Certain of our officers and directors and the officers and other personnel of our Adviser also serve or may serve as officers, directors or partners of certain affiliates of our Adviser, as well as investment vehicles sponsored by such affiliates, including investment vehicles or managed accounts not yet established, whether managed or sponsored by affiliates or our Adviser. Accordingly, the ability of our Adviser and its officers and employees to engage in other business activities may reduce the time our Adviser spends managing our business. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our Adviser and its officers and employees will not be devoted exclusively to our business; instead it will be allocated between our business and the management of these other investment vehicles.
We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
Our Advisory Agreement entitles the Adviser to receive Pre-Incentive Fee Net Investment Income Returns regardless of any capital losses. In such case, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter. In addition, any Pre-Incentive Fee Net Investment Income Returns may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.
The compensation we pay to the Adviser will be determined without independent assessment on our behalf, and these terms may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations.
We rely completely on our Adviser to provide us with investment advisory services and general management services. Our executive officers also serve as officers or employees of our Adviser. Our Advisory Agreement was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.
The Adviser’s influence on conducting our operations gives it the ability to increase its fees, which may reduce the amount of cash flow available for distribution to our shareholders.
The Adviser is paid a base management fee calculated as a percentage of our gross assets and unrelated to net income or any other performance base or measure. The Adviser may advise us to consummate transactions or conduct our operations in a manner that, in the Adviser’s reasonable discretion, is in the best interests of our shareholders. These transactions, however, may increase the amount of fees paid to the Adviser. The Adviser’s ability to influence the base management fee paid to it by us could reduce the amount of cash flow available for distribution to our shareholders. Our Advisory Agreement entitles the Adviser to receive Pre-Incentive Fee Net Investment Income Returns regardless of any capital losses. In such case, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

The incentive fee based on income takes into account our past performance.
The incentive fee based on income is determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted, from the calendar quarter then ending and the Trailing Four Quarters. The effect of calculating the incentive fee using reference to the Trailing Four Quarters is that, in certain circumstances, an incentive fee based on income is payable to the Adviser although our net income for such quarter did not exceed the hurdle rate or the incentive fee will be higher than it would have been if calculated based on our performance for the applicable quarter without taking into account the Trailing Four Quarters. For example, if we experience a net loss for any particular quarter, an incentive fee may still be paid to the Adviser if such net loss is less than the net loss for the most recent quarter that preceded the Trailing Four Quarters. In such circumstances, the Adviser would be entitled to an incentive fee whereas it would not have been entitled to an incentive fee if calculated solely on the basis of our performance for the applicable quarter.
If our Advisory Agreement is terminated and we are unable to find a suitable replacement for our Adviser, we may not be able to continue to execute our investment strategy.
Our Adviser has limited liability and is entitled to indemnification under the Advisory Agreement.
Under the Advisory Agreement, our Adviser has not assumed any responsibility to us other than to render the services called for under that agreement. Our Adviser is not responsible for any action of the Board in following or declining to follow our Adviser’s advice or recommendations. Under the Advisory Agreement, the Adviser, any sub-adviser, each of their respective directors, trustees, officers, shareholders or members (and their shareholders or members, including the owners of their shareholders or members), agents, employees, consultants, controlling persons (as determined under the 1940 Act (“Controlling Persons”)), and any other person or entity Affiliated with the Adviser or sub-adviser (including each of their respective directors, trustees, officers, shareholders or members (and their shareholders or members, including the owners of their shareholders or members), agents, employees or Controlling Persons) and any other person or entity acting on behalf of, the Adviser or Sub-Adviser (each an “Indemnified Party” and, collectively, the “Indemnified Parties”), will not be liable to us for any actions taken or omitted to be taken by our Adviser in connection with the performance of any of its duties or obligations under the Advisory Agreement or otherwise as an investment adviser of us, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services. In addition, as part of the Advisory Agreement, we have agreed to indemnify the Indemnified Parties, and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by such party in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our security holders) arising out of or otherwise based upon the performance of any of our Adviser’s duties or obligations under the Advisory Agreement or otherwise as an investment adviser of us, except in respect of any liability to us or our security holders to which such party would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of our Adviser’s duties or by reason of the reckless disregard of our Adviser’s duties and obligations under the Advisory Agreement. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Our Adviser manages our portfolio in accordance with very broad investment guidelines and our Board does not approve each loan and financing decision made by our Adviser, which may result in us making riskier loans than those currently comprising our Existing Portfolio.
While our Board periodically reviews our portfolios, it does not review all proposed investments. In addition, in conducting periodic reviews, such directors may rely primarily on information provided to them by our Adviser. Our Investment Guidelines may be changed from time to time upon recommendation by our Adviser and approval by a majority of our Board (which must include a majority of the independent directors of our Board) and our Adviser. Furthermore, our Adviser may use complex strategies and loans entered into by our Adviser that may be difficult or impossible to unwind by the time they are reviewed by our Board. Our Adviser has great latitude in determining the types of loans that are proper for us, which could result in loan returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. In addition, our Adviser is not subject to any limits or proportions with respect to the mix of target investments that we make or that we may in the future acquire other than as necessary to maintain our exemption from registration under the 1940 Act and our qualification as a RIC. Decisions made and loans entered into by our Adviser may not fully reflect your best interests.

Our Adviser may change its investment process, or elect not to follow it, without the consent of our shareholders and at any time, which may adversely affect our loans.
Our Adviser may change its investment process without the consent of our shareholders and at any time. In addition, there can be no assurance that our Adviser will follow its investment process in relation to the identification and underwriting of prospective loans. Changes in our Adviser’s investment process may result in inferior, among other things, due diligence and underwriting standards, which may adversely affect the performance of our portfolio.
We do not have a policy that expressly prohibits our directors, managers, officers, shareholders or affiliates, as applicable, from engaging for their own account in business activities of the types conducted by us.
We do not have a policy that expressly prohibits our directors, officers, shareholders or affiliates from engaging for their own account in business activities of the types conducted by us. For example, certain of our officers and directors and employees of our Adviser also have a relationship with our borrowers or other clients as part of their outside business activities. For example, Mr. Tannenbaum, our Chairman, and Mrs. Tannenbaum, our President and Chief Investment Officer, are the ultimate beneficial owners and/or control investment vehicles that have co-invested alongside us and as such, may lend to our borrowers. Mr. and Mrs. Tannenbaum own and control AFC Agent, an entity that provides services as an administrative agent to lenders under certain credit facilities, including credit facilities in which we are currently acting, or may in the future act as lenders. However, our conflicts of interest policies prohibit our directors and officers as well as employees of our Adviser from engaging in any transaction that involves a potential or actual conflict of interest with us without the approval of the Audit and Valuation Committee of our Board. In addition, our Advisory Agreement has limited restrictions on our Adviser’s and its affiliates’ respective ability to engage in additional management or loan opportunities, which could result in our Adviser or its affiliates engaging in management and investment activities that compete with us, and our conflict of interest policies acknowledge that such activities shall not be deemed a conflict of interest.
Our Adviser is subject to extensive regulation as an investment adviser, which could adversely affect its ability to manage our business.
Our Adviser is currently an investment adviser under the Advisers Act. Our Adviser and its affiliates, as applicable, are subject to regulation as an investment adviser by various regulatory authorities that are charged with protecting the interests of its clients. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the United States Government and regulators to increase the rules and regulations governing, and oversight of, the United States financial system. This activity resulted in changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Adviser could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser (if relevant), revocation of the licenses of its employees, censures, fines, or temporary suspension or permanent bar from conducting business, if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect the ability of our Adviser and any of its applicable affiliates to manage their respective business. Additionally, our Adviser and any of its applicable affiliates must continually address conflicts between their respective interests and those of their respective clients, including us. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts of interest. Our Adviser has procedures and controls that we believe are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and difficult and if our Adviser or any of its applicable affiliates fail, or appears to fail, to deal appropriately with conflicts of interest, such entity could face litigation or regulatory proceedings or penalties, any of which could adversely affect such entity’s ability to manage our business.
While we believe that we benefit from our Adviser’s key personnel and investment professionals expertise and experience, (i) we may not replicate the historical performance of our Adviser’s key personnel and investment professionals or that of our Adviser’s affiliates, (ii) we and our Adviser have not previously managed a BDC or any investment vehicle focused on providing loans for cannabis industry operators and (iii) we can provide no assurance that, in certain circumstances, their prior experience will not cause reputational harm for us.
We believe that we benefit from the extensive and diverse expertise and significant financing industry experience of the key personnel and investment professionals of our Adviser and its affiliates. However, investors should understand that we and our Adviser have limited prior operating history upon which to evaluate our and our Adviser’s performance and we and our Adviser have not previously managed a BDC vehicle (although certain investment professionals employed by the Adviser have in the past managed one or more BDC vehicles) or any investment vehicle focused on providing loans for cannabis industry operators.

Additionally, in connection with their prior experience, certain of our Adviser’s key personnel and its affiliates and our officers and directors have been named defendants in litigation or other legal proceedings involving their managed entities. For example, in 2015, Fifth Street Finance Corporation (“FSC”) and Fifth Street Asset Management (“Fifth Street”) and certain officers and directors of FSC and Fifth Street, including Mr. Tannenbaum and Alexander Frank, one of our directors, were named as defendants in actions alleging violations of Sections 10(b) and 20(a) of the Exchange Act regarding statements about the value of FSC’s assets and Fifth Street and certain officers and directors, including Mr. Tannenbaum and Mr. Frank, were named as defendants in actions alleging that the defendants breached their fiduciary duties by causing FSC to enter into an unfair investment advisory agreement with Fifth Street and engaging in a scheme designed to artificially inflate FSC’s assets. In addition, in 2018, Fifth Street Management, LLC (“FSM”), during a time in which Mr. Tannenbaum was an affiliate, was subject to a cease and desist order from the SEC (the “Order”) relating to allegations of improper allocation of expenses to clients and failures relating to its review of a client’s valuation model. The Order was limited to FSM and no individual or FSM affiliated entity was subject to the Order at any time. Additionally, each of these matters have been resolved with no admission of wrongdoing by any party and the dismissals of all claims against each of the named individuals but we cannot provide assurance that these prior legal proceedings or future legal proceedings involving us, our Adviser, our Adviser’s key personnel or investment professionals or its affiliates or our officers or directors will not cause reputational harm for us.
In addition to other analytical tools, our Adviser may utilize financial models to evaluate loan opportunities, the accuracy and effectiveness of which cannot be guaranteed.
In addition to other analytical tools, our Adviser may utilize financial models to evaluate loan opportunities, the accuracy and effectiveness of which cannot be guaranteed. In all cases, financial models are only estimates of future results which are based upon assumptions made at the time that the projections are developed. There can be no assurance that our Adviser’s projected results will be attained and actual results may vary significantly from the projections. General economic and industry-specific conditions, which are not predictable, can have an adverse impact on the reliability of projections.
The majority of our portfolio investments are recorded at fair value and, as a result, there may be uncertainty as to the value of our portfolio investments.
Following the Conversion, we expect that many of our portfolio investments will take the form of loans and securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not have market quotations available and the fair value may not be readily determinable. If market quotations are not available or reliable, the Adviser will value these investments pursuant to its own written valuation policies and procedures as approved by the Board, pursuant to its delegation to the Advisor, including to reflect significant events affecting the value of our investments. Many, if not all, of our investments (other than cash) may be classified as Level 3 under ASC Topic 820, Fair Value Measurement (“ASC 820”). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We retain the services of one or more independent service providers to review the valuation of these loans and securities. However, the ultimate determination of fair value will be made by the Adviser as the Valuation Designee and not by such third-party valuation firm. The types of factors that the Adviser may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future, comparisons to publicly traded companies, relevant credit market indices and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation.
Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Also, since these valuations are, to a large extent, based on estimates, comparisons and qualitative evaluations of private information, our fair valuation process could make it more difficult for investors to accurately value our investments and could lead to undervaluation or overvaluation of our securities. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger public competitors.
Our net asset value (“NAV”) could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities. Further, our NAV as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of our assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our NAV. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in our NAV.
We will adjust on a quarterly basis the valuation of our portfolio to reflect the Adviser’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized appreciation or depreciation on investments.
The participation of our Adviser’s investment professionals in our valuation process, and the pecuniary interest in our Adviser by certain members of the Board, could result in a conflict of interest.
We expect to make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, effective following the Conversion, the Board has designated the Adviser as the "Valuation Designee" to perform fair value determinations for these investments pursuant to Rule 2a-5 under the 1940 Act, as described in “— The majority of our portfolio investments are recorded at fair value and, as a result, there may be uncertainty as to the value of our portfolio investments.” Each of the interested members of the Board has an indirect pecuniary interest in our Advisor. The participation of our Adviser’s investment professionals in our valuation process, and the pecuniary interest in our Adviser by certain members of the Board, could result in a conflict of interest as our Adviser’s management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.

Federal Income Tax and Other Tax Risks
Following the Conversion, we are subject to corporate-level income tax if we are unable to qualify as a RIC.
In order to qualify and be eligible for taxation as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute dividends in respect of each taxable year of an amount equal to at least 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to enable us to be eligible for taxation as a RIC. If we are unable to obtain cash from other sources, we may fail to be eligible for taxation as a RIC and, thus, may be subject to corporate-level income tax. To qualify and be eligible for taxation as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. These tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualifications as a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify to be eligible for taxation as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Item 1. Business—Certain U.S. Federal Income Tax Consequences—Election to be Taxed as a RIC.”
Stockholders may be required to pay tax in excess of the cash they receive.
Under our dividend reinvestment plan, if a stockholder owns shares of our common stock, the stockholder will have all cash distributions automatically reinvested in additional shares of that stockholder’s common stock unless such stockholder, or his, her or its nominee on such stockholder’s behalf, specifically “opts out” of the DRIP by delivering a written notice to the plan administrator prior to the record date of the next distribution. If a stockholder does not “opt out” of the DRIP, that stockholder will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, a stockholder may have to use funds from other sources to pay U.S. federal income tax liability on the value of the common stock received. Even if a stockholder chooses to “opt out” of the DRIP, we will have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash in order to satisfy the Annual Distribution Requirement. As long as a portion of this dividend is paid in cash and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally will be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of common stock.
We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
Following the Conversion, for U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as amounts accrued as OID. OID may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, will be included in income regardless of whether we concurrently receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash concurrently with such inclusion.
Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement in a given taxable year to distribute at least 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, as distributions to our stockholders in order to maintain our ability to be eligible for treatment as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify to be eligible for treatment as a RIC and thus be subject to corporate-level income tax.
We may be subject to withholding of U.S. federal income tax on distributions for non-U.S. stockholders.
Distributions by a BDC generally are treated as dividends for U.S. tax purposes, and will be subject to U.S. income or withholding tax unless the stockholder receiving the distribution qualifies for an exemption from U.S. tax, or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder, and an exemption from U.S. tax in the hands of a non-U.S. stockholder.
However, if properly reported by a RIC as such, dividend distributions by the RIC derived from certain interest income (such distributions, “interest-related dividends”) and certain net short-term capital gains (such distributions, “short-term capital gain dividends”) generally are exempt from U.S. withholding tax otherwise imposed on non-U.S. stockholders. Interest-related dividends are dividends that are attributable to “qualified net interest income” (i.e., “qualified interest income,” which generally consists of certain interest and OID on obligations “in registered form” as well as interest on bank deposits earned by a RIC, less allocable deductions) from sources within the United States. Short-term capital gain dividends are dividends that are attributable to net short-term capital gains, other than short-term capital gains recognized on the disposition of U.S. real property interests, earned by a RIC. However, no assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by us. Furthermore, in the case of shares of our stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain dividend. Since our common stock will be subject to significant transfer restrictions, and an investment in our common stock will generally be illiquid, non-U.S. stockholders whose distributions on our common stock are subject to U.S. withholding tax may not be able to transfer their shares of our common stock easily or quickly or at all.
A failure of any portion of our distributions to qualify for the exemption for interest-related dividends or short-term capital gain dividends would not affect the treatment of non-U.S. stockholders that qualify for an exemption from U.S. withholding tax on dividends by reason of their special status (for example, foreign government-related entities and certain pension funds resident in favorable treaty jurisdictions).
We may retain income and capital gains in excess of what is permissible for excise tax purposes and such amounts will be subject to 4% U.S. federal excise tax, reducing the amount available for distribution to taxpayers.

We may retain some income and capital gains in the future, including for purposes of providing us with additional liquidity, which amounts would be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which we do not meet the foregoing distribution requirement.
Our business may be adversely affected if we fail to maintain our qualification as a RIC.
Following the Conversion, to maintain RIC tax treatment under the Code, we must meet the Annual Distribution Requirement, 90% Income Test and Diversification Tests described below. The Annual Distribution Requirement will be satisfied if we distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid. In this regard, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M of the Code. We will be subject to tax, at regular corporate rates, on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy the Excise Tax Avoidance Requirement, which is an additional distribution requirement with respect to each calendar year in order to avoid the imposition of a 4% excise tax on the amount of any under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or chose or be required to retain a portion of our taxable income or gains, we could (i) be required to pay excise tax and (ii) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).
The 90% Income Test will be satisfied if we earn at least 90% of our gross income each taxable year from distributions, interest, gains from the sale of stock or securities, or other income derived from the business of investing in stock or securities. The Diversification Tests will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy the Diversification Tests, at least 50% of the value of our assets at the close of each quarter of each taxable year must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities, and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We also may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes). If we fail to maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.
We may be impacted by changes in federal tax legislation.
At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.
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
▪additions to or departures of the executive officers or key personnel supporting or assisting us from our Adviser or its affiliates, including our Adviser’s investment professionals;
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
▪failure to qualify or maintain our qualification as a RIC;
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
In addition, broad market and industry factors could materially adversely affect the market price of our common stock, irrespective of our operating performance. The stock market in general, and Nasdaq and the market for cannabis-related companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of ours, may not be predictable. A loss of investor confidence in the market for finance companies or for those companies in the cannabis industry or the stocks of other companies which investors perceive to be similar to us, the opportunities in the finance or cannabis market or the stock market in general, could depress our stock price regardless of our business, financial condition, results of operations or growth prospects.
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
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.
Following the Conversion, we are required by the 1940 Act to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Adviser as the Valuation Designee as described above in “— The majority of our portfolio investments are recorded at fair value and, as a result, there may be uncertainty as to the value of our portfolio investments.”
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We intend to make to make regular quarterly distributions to our shareholders, consistent with our intention to qualify as a RIC. However, any future determination to actually pay dividends will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board deems relevant. We therefore cannot assure our shareholders that we will achieve investment results and other circumstances that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions.
As one of our significant shareholders and significant beneficial owners of our Adviser, Robyn Tannenbaum, our President and Chief Investment Officer, and her husband can exert significant influence over our corporate actions and important corporate matters.
Robyn Tannenbaum, our President and Chief Investment Officer, and her husband, our founder and Chairman, Leonard M. Tannenbaum, collectively beneficially own approximately 26.6% of our common stock through direct ownership and indirectly through family office foundations and trusts as of the date of this Annual Report on Form 10-K. Mr. and Mrs. Tannenbaum collectively own 6,080,005 shares of our common stock and 180,400 shares of common stock are held by the Tannenbaum Family Foundation, for which the Reporting Person serves as the President, over which the Reporting Person disclaims beneficial ownership, except to the extent of his pecuniary interest. Mr. Tannenbaum, Mrs. Tannenbaum, and other Tannenbaum family members and trusts also own 72.4%, 9.7% and 9.7% of the outstanding equity of the Parent Manager as of December 31, 2025, respectively.
Mr. Tannenbaum and Mrs. Tannenbaum could therefore exert substantial influence over our corporate matters, such as electing directors and approving material mergers, acquisitions, strategic partnerships or other business combination transactions, as applicable. This concentration of ownership may discourage, delay or prevent a change in control which could have the dual effect of depriving our shareholders from an opportunity to receive a premium for their equity as part of a sale of AFC and otherwise reducing the price of such equity.
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
Risks Related to Our Election to be Regulated as a Business Development Company under the 1940 Act
We recently elected to be regulated as a business development company, which subjects us to a new and complex regulatory regime and may limit our operating flexibility.
On January 1, 2026, we elected to be regulated as a BDC under the 1940 Act. As a result, we are now subject to a comprehensive and complex regulatory regime that did not apply to us during the year ended December 31, 2025, when we operated as a REIT.
The 1940 Act imposes significant requirements and restrictions on our operations, including, among others, limitations on leverage, requirements regarding portfolio composition and qualifying assets, restrictions on transactions with affiliates, governance and reporting obligations, and compliance program requirements. These restrictions may limit our ability to pursue certain investment opportunities, structure transactions as we otherwise might, or respond quickly to changes in market conditions. Our failure to maintain our status as a BDC would result in our being subject to regulation as a registered closed-end investment company under the 1940 Act, absent the ability to rely on an exemption from the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.
In addition to these and other requirements applicable to us, our Adviser is subject to regulatory oversight by the SEC. To the extent the SEC raises concerns or has negative findings concerning the manner in which we or our Adviser operate, it could adversely affect our business.
Our historical results as a REIT may not be indicative of our future performance as a BDC.
Our financial statements for the year ended December 31, 2025, reflect our operations as a REIT and do not reflect the regulatory constraints, portfolio composition requirements, leverage limitations, or compliance obligations applicable to a us as a BDC. As a result, our historical operating results, financial metrics, and risk profile may not be indicative of our future performance as a BDC.
We may be unable to satisfy the qualifying asset requirements applicable to BDCs.
As a BDC, we are required to invest at least 70% of our total assets in “qualifying assets,” as defined under the 1940 Act. These qualifying asset requirements constrain the types of investments we may make and the structure of our portfolio.
There can be no assurance that we will be able to identify a sufficient number of attractive investment opportunities that qualify as qualifying assets or that we will be able to maintain compliance with the qualifying asset test at all times. Market conditions, competition for investments, or changes in regulatory interpretations could limit our ability to deploy capital in qualifying assets. Failure to meet the qualifying asset requirements could result in regulatory consequences or require us to take remedial actions that could adversely affect our returns. For example, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals 150%, provided if certain disclosure and approval requirements are met, of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of our indebtedness.
Furthermore, equity capital may be difficult to raise because, subject to some limited exceptions we are not generally able to issue and sell our common stock at a price per share below NAV. We may, however, sell our common stock, or warrants, options, or rights to acquire shares of our common stock, at a price below the current NAV of shares of our common stock if the Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including a majority of those stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount).
Our inability to utilize leverage to the same extent as non-BDC investment vehicles could place us at a competitive disadvantage and reduce our potential returns. In addition, declines in the value of our portfolio investments could cause us to breach applicable asset coverage requirements, potentially requiring us to reduce leverage, sell assets at unfavorable prices, or limit new investments.
Certain investors are limited in their ability to make significant investments in us.
Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). Investment companies registered under the 1940 Act and BDCs, such as us, are also subject to this restriction as well as other limitations under the 1940 Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors will be limited in their ability to make significant investments in us at a time that they might desire to do so.
We are subject to significant restrictions on transactions with affiliates, which may limit our access to attractive investment opportunities.
We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, the SEC. We consider our Adviser and its affiliates to be our affiliates for such purposes. In addition, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our Independent Directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our Independent Directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.
We may, however, invest alongside the Adviser and certain of its affiliates in certain circumstances where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations or exemptive orders. For example, we may invest alongside other clients of the Adviser and its affiliates and their clients (“Other Clients”) consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of such Other Clients, negotiates no term other than price. We may also invest alongside Other Clients as otherwise permissible under regulatory guidance, applicable regulations or exemptive orders and the Adviser’s allocation policy. If we are prohibited by applicable law from investing alongside Other Clients with respect to an investment opportunity, we may not be able to participate in such investment opportunity. In situations where co-investment with Other Clients is not permitted or appropriate, Adviser will need to decide which client will proceed with the investment. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions will limit the scope of investment opportunities that would otherwise be available to us.
We, the Adviser and certain of our affiliates have been granted exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if effected pursuant to the Order and in accordance with the conditions to such exemptive relief set forth therein. Our exemptive relief permitting co-investment transactions generally applies only if our Independent Directors and Directors who have no financial interest in such transaction review and approve in advance certain such co-investment transactions. The exemptive relief imposes other conditions with which we must comply to engage in co-investment transactions.
As a Nasdaq-listed BDC, these affiliate transaction restrictions may limit our ability to engage in transactions that could otherwise be beneficial to us, including co-investment transactions, financing arrangements, or other strategic transactions involving affiliates. Compliance with these restrictions may increase transaction costs, delay execution, or prevent us from pursuing certain opportunities altogether.
We may rely on exemptive relief, which is subject to conditions and regulatory oversight.
We may rely, or seek to rely, on exemptive relief granted by the SEC to engage in activities that would otherwise be restricted under the 1940 Act. Such relief typically is subject to detailed conditions and ongoing compliance obligations.
If we fail to comply with the conditions of any exemptive relief, or if such relief is modified, withdrawn, or not renewed, we may be required to alter our operations, unwind transactions, or forego certain investment opportunities, which could materially and adversely affect our business.
Valuation of our portfolio investments is inherently subjective and may result in volatility in our net asset value.
Following the Conversion, we are required by the 1940 Act to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Adviser as the Valuation Designee as described above in “— The majority of our portfolio investments are recorded at fair value and, as a result, there may be uncertainty as to the value of our portfolio investments.”

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we generally use the pricing indicated by the external event to corroborate and/or assist in our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Many of the investments we expect to hold as a BDC will be illiquid, privately negotiated, or otherwise not readily marketable. As a result, their valuation requires the use of significant judgment and estimates, including assumptions regarding future cash flows, market conditions, and credit risk.
Valuation determinations are inherently uncertain, and different methodologies or assumptions could result in materially different valuations. Changes in valuations may cause significant fluctuations in our net asset value, which could adversely affect our stock price and investor confidence.
We intend to elect to be treated as a regulated investment company, and failure to maintain such status could result in adverse tax consequences.
Beginning with out taxable year December 31, 2026, we intend to elect to be treated as a RIC for U.S. federal income tax purposes. To maintain RIC status, we must satisfy various income, asset diversification, and distribution requirements.
Failure to qualify or maintain qualification as a RIC could subject to U.S. federal corporate income tax and materially reduce the amount of cash available for distribution to shareholders. Our ability to maintain RIC status will depend on our investment activities, income composition, and distribution practices, all of which may be affected by market conditions and regulatory requirements.
As a Nasdaq-listed BDC, we are subject to both securities exchange requirements and the 1940 Act, which increases compliance costs and complexity.
As a publicly traded company listed on Nasdaq, we are subject to Nasdaq listing standards, SEC reporting requirements, and the requirements of the Sarbanes-Oxley Act, in addition to the provisions of the 1940 Act applicable to BDCs. Compliance with these overlapping regulatory regimes increases our operational complexity and costs.
Any failure to comply with applicable Nasdaq listing standards or securities laws could result in trading halts, delisting, or other regulatory actions, which could adversely affect the liquidity and market price of our common stock.
Regulatory changes affecting BDCs could adversely impact our business.
The laws, rules, and regulations governing BDCs are subject to change, and regulatory interpretations may evolve over time. Legislative or regulatory changes could impose additional restrictions on our operations, limit our investment flexibility, increase compliance costs, or adversely affect attractiveness of the BDC structure.
Any such changes could materially and adversely affect our business, financial condition, and results of operations.
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
We may utilize artificial intelligence, which exposes us to liability and affects our business.
We use, or may in the future use, artificial intelligence, generative artificial intelligence, machine learning and similar tools and technologies (collectively, “AI”) in connection with our business. The use of AI is still a relatively new and emerging technology, and the introduction and incorporation of AI may expose us to additional risks, such as damage to our reputation, competitive position, and business, legal and regulatory risks and additional costs. For example, AI algorithms and machine learning methods may contain flaws, raising ethical and legal concerns, such as unintentional bias in credit decisions. Additionally, the complexity and fast-paced evolution of AI present significant challenges, especially as we compete with other companies in this space. We may not always succeed in identifying or resolving problems before they emerge. AI-related challenges, including potential government regulations, flaws, or other deficiencies, could further complicate our efforts and adversely affect our business.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
The Company has no employees and is externally managed by our Adviser. Pursuant to the terms of the Advisory Agreement, our Adviser manages, operates and administers our day-to-day operations, business and affairs, subject to the direction and supervision of the Board. The Board recognizes the critical importance of maintaining the trust and confidence of our business partners. The Board plays an active role in overseeing management of our risks, and cybersecurity represents an important component of the Company’s overall approach to risk management and oversight. The Company and our Adviser are committed to protecting the confidentiality of all nonpublic information related to the Company’s borrowers, shareholders and their personnel.
Risk Management and Strategy
As an externally managed company, the Company relies on our Adviser’s corporate information technology, accounting and financial reporting platforms, enterprise applications and related systems (the “Information Systems”) in connection with the Company’s day-to-day operations. Our Adviser has adopted a written information security program (the “Written Information Security Policy”), which is designed to address applicable requirements under Regulation S-P and the FTC Safeguards Rule. Consequently, the Company also relies on the processes for assessing, identifying, and managing material risks from cybersecurity threats under the Adviser’s Written Information Security Policy. The processes include, among other things, maintaining secure digital or physical access to information assets, using manual and automated detection methods for malicious code, due diligence of third-party vendors, and engaging a leading provider of cybersecurity services to assess and manage cybersecurity risk. For third-party service vendors that perform a variety of important functions for our business, we seek to engage reliable, reputable service vendors that maintain cybersecurity programs.
All of the Company’s personnel are employees of the Adviser or one of its affiliates and are subject to the Adviser’s policies and procedures. Our Adviser utilizes a third-party managed & cybersecurity services provider (the “MSSP”) for cybersecurity services, including threat detection and response, vulnerability assessment and monitoring, security incident response and recovery and general cybersecurity education and awareness. Our Adviser and the MSSP engage in periodic assessment and training regarding the policies, standards and practices designed to address cybersecurity threats and incidents. Our cybersecurity risk management is integrated into our overall enterprise risk management and shares common methodologies, reporting channels and governance processes that apply across our enterprise risk management.
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
The Company’s Chief Financial Officer and Treasurer, Chief Legal Officer and Secretary, and Head of IT work collaboratively with other employees of our Adviser or its affiliates and the MSSP to ensure the MSSP’s services protect the Company’s Information Systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. These members of the Company’s management team, together with the MSSP, monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and report such threats and incidents to the Audit and Valuation Committee when appropriate. These members of the Company’s management team meet periodically to assess cybersecurity risks and discuss with the Audit and Valuation Committee. They have gained relevant knowledge, skills and experience in information technology and cybersecurity risk management, including overseeing third-party vendors in such areas, through their roles at the Company or other organizations.
Item 2.    Properties
We currently maintain our executive office in West Palm Beach, Florida. Our Florida office is leased by our Administrator or one of its affiliates from a third party and pursuant to the terms of our Administration Agreement, we reimburse our Administrator (or its affiliate, as applicable) for certain expenses relating to such offices (including our pro-rata portion of rent, telephone, printing, mailing, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses), as well as expenses relating to disaster backup recovery sites and facilities maintained for us, our affiliates, our loans or our Administrator or its affiliates, in each case, as required for our operation.
We do not own any real estate or other physical properties materially important to our operations. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.
Item 3.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of December 31, 2025, the Company was not subject to any material pending legal proceedings to which the Company is a party or any of the Company’s assets are subject that could materially impact its business, financial condition or results of operations.
Item 4.     Mine Safety Disclosures
Not applicable.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed for trading on the Nasdaq Stock Market under the symbol “AFCG.” On February 25, 2026, the closing price of our common stock, as reported on the Nasdaq, was $2.41 per share. There were 50 holders of record of our common stock as of February 25, 2026. This number does not include beneficial owners who hold shares of our common stock in street name. However, because many of our common shares are held by brokers and other institutions, we believe that there are many more beneficial holders of our common shares than record holders.

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
As a result, in order to satisfy the requirements for us to qualify as a REIT during the year ended December 31, 2025 and generally not be subject to U.S. federal income and excise tax, we made regular quarterly distributions of all or substantially all of our REIT taxable income to our shareholders out of assets legally available therefor. REIT taxable income as computed for purposes of the foregoing tax rules will not necessarily correspond to our net income as determined for financial reporting purposes, or our Distributable Earnings as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures and Indicators—Distributable Earnings.”
Effective January 1, 2026, we elected to be regulated as a BDC under the 1940 Act and, beginning with our taxable year ending December 31, 2026, we intend to elect to be treated as a RIC for U.S. federal income tax purposes. As a RIC, we generally will be required to distribute at least 90% of our investment company taxable income each taxable year in order to maintain RIC status. Accordingly, following the Conversion, we will generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by the Board in its discretion. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.
Any future determination to actually pay dividends or other distributions will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements, the distribution requirements applicable to us as a RIC, our investment company taxable income and other factors that our Board deems relevant. Under the MGCL, we generally may only pay a dividend or other distribution if, after giving effect to the distribution, we would be able to pay our indebtedness as it becomes due in the usual course of business and our total assets exceed our total liabilities.
To the extent that our cash available for distribution is less than the amount required to be distributed under the applicable provisions of the Code, including the requirements applicable to RICs, we may be required to fund distributions from working capital or through equity, equity-related or debt financings or, in certain circumstances, asset sales, as to which our ability to consummate loans in a timely manner on favorable terms, or at all, cannot be assured, or we may make a portion of the Required Distribution in the form of a taxable stock distribution or distribution of debt securities.
Equity Compensation Plan Information
See Note 10 to our consolidated financial statements for the year ended December 31, 2025 included in this Annual Report for information regarding our 2020 Plan.
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
Business Overview
Advanced Flower Capital Inc. is an institutional lender that was founded in July 2020 by a veteran team of investment professionals. We are a Maryland corporation and externally managed by AFC Management, LLC. Effective January 1, 2026, we elected to be regulated as a business development company (“BDC”) under the 1940 Act, as amended (the “1940 Act”).
During the year ended December 31, 2025, we primarily originated, structured, underwrote, invested in and managed senior secured loans and other types of mortgage loans and debt securities, with a specialization in loans to cannabis industry operators in states that have legalized medical and/or adult-use cannabis. During that period, our investment guidelines primarily related to deploying capital in attractive lending opportunities to state law-compliant cannabis operators, typically secured by real estate, equipment, cash flows and license value.
Our objective is to provide attractive risk-adjusted returns over time through cash distributions and capital appreciation. During 2025, we sought to attain this objective primarily by providing loans to state law compliant cannabis companies. The loans we originate during this period were primarily structured as senior loans typically secured by real estate, equipment, cash flows and the value associated with licenses (where applicable) and/or other assets of the loan parties to the extent permitted by applicable laws and the regulations governing such loan parties. Some of our cannabis-related borrowers have their equity securities listed for public trading on the Canadian Securities Exchange (“CSE”) in Canada and/or over-the-counter (“OTC”) in the United States.
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
Developments During the Year Ended December 31, 2025:
Updates to Our Loan Portfolio During the Year Ended December 31, 2025
In January 2025, AFC Agent placed Private Company K in a consensual receivership to operate the collateral assets for the benefit of the Company, as a secured lender, and all other stakeholders.
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
In April 2025, we and AFC Agent (collectively, the “AFC Parties”) commenced separate legal actions against (i) two shareholders (the “Guarantors”) of the parent of Subsidiary of Private Company G in the United States District Court for the Southern District of New York asserting claims for violations of the Racketeer Influenced and Corrupt Organizations Act, breach of a shareholder guaranty, tortious interference with contract, fraud, aiding and abetting fraud, and conversion and (ii) the parent of Subsidiary of Private Company G in New York state court asserting a claim for breach of contract arising from its failure to satisfy its obligations under a guaranty agreement related to the Company’s credit facility with Subsidiary of Private Company G.
In June 2025, the AFC Parties filed an amended complaint against the Guarantors, asserting claims for breach of contract, tortious interference with contract, fraud, aiding and abetting fraud, and conversion, and dismissing without prejudice the RICO cause of action. In July 2025, the Guarantors moved to dismiss the action and, in a separate motion, moved to transfer it to the District of New Jersey. Those motions are pending. AFC Agent is required to file a Note of Issue indicating the action is ready for trial by September 23, 2026.
In April 2025, two Subsidiaries of Private Company G-affiliated cannabis companies (the “Plaintiffs”) that are borrowers the Company’s credit facility with Subsidiary of Private Company G filed a complaint in the United States District Court for the District of New Jersey alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, and violations of the New York Uniform Commercial Code in connection with the Company’s termination of a forbearance agreement between the parties. In May 2025, the court granted Plaintiffs’ request for a preliminary injunction, enjoining the Company from seizing any of Plaintiffs’ assets or cash or enforcing any remedy for Subsidiary of Private Company G’s failure to (a) cooperate in the foreclosure proceeding on the Pennsylvania property; (b) provide annual audited financial statements for fiscal years 2023 and 2024; or (c) obtain a certificate of occupancy for the New Jersey facility by May 15, 2024. The Court did not consider Subsidiary of Private Company G’s failure to maintain and preserve one of its subsidiary cannabis licenses or its unpermitted payments. In June 2025, the AFC Parties appealed the injunction to the Third Circuit Court of Appeals, which heard oral argument on March 3, 2026. On February 23, 2026, the District Court granted the AFC Parties’ motion for summary judgment on the Amended Complaint’s fourth count, which sought declaratory relief relating to the outstanding loan balance. The credit facility to Subsidiary of Private Company G matures on May 1, 2026.
Because each of these actions are in their early stages, no reasonable estimate of possible outcomes resulting from these legal actions can be made at this time.
On September 9, 2025, a complaint was filed in the Superior Court of the State of California in Los Angeles County naming, among others, the Company, the Manager, and certain of their officers and/or directors as defendants. On September 19, 2025, an amended complaint was filed in the same action that revised certain allegations, but did not assert new causes of action or add or remove plaintiffs or defendants. The amended complaint was filed by the parent company and two subsidiaries of Private Company G. The complaint alleges that the Company conspired with a restructuring advisory firm to mismanage the borrowers’ operations and wrongfully seize their assets during a forbearance period that followed the borrowers’ material defaults under the credit facility. The complaint alleges claims for breach of fiduciary duty, conversion, intentional interference with contract, and unjust enrichment, and seeks substantial monetary damages. On January 8, 2026, the Superior Court quashed service of summons as to the Company, Manager, and their officers and directors for lack of personal jurisdiction.
During the year ended December 31, 2025, we received approximately $5.5 million in aggregate voluntary prepayments from Private Company L, which was applied to our outstanding principal balance, recognizing $0.1 million in exit fees.
In April 2025, we entered into a $14.0 million senior secured credit facility with Subsidiaries of Private Company V. The loan was originated at a discount of 3.0% and matures April 1, 2029. The loan bears cash interest at 12.5% and 1.5%

interest paid-in kind. As of December 31, 2025, approximately $12.4 million was drawn and the remainder is available to be drawn within one year of closing.
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
During the year ended December 31, 2025, we received approximately $6.3 million in total loan payments from Private Company A’s sale of its collateral assets, which was applied as a reduction to the amortized cost of the Private Company A loan. As of December 31, 2025, our outstanding principal balance under the Private Company A Credit Facility was approximately $46.8 million. AFC Agent continues to monitor the court-appointed receivership installed to maintain the borrower’s operations and maximize value for the benefit of its creditors.
The Company placed the loan with Private Company P on nonaccrual status effective June 1, 2025. In July 2025, AFC Agent delivered a notice of default and acceleration to Private Company P based on certain payment defaults, including the failure to make its interest payment when due on July 1, 2025. In November 2025, the Company and AFC Agent entered into a mutual release and settlement agreement with Private Company P and other related parties to resolve various claims and counterclaims among the parties relating to, among other things, the Company’s credit facility with Private Company P and the underlying loan collateral. In connection with the settlement and release, the Company received a settlement amount of approximately $10.0 million, with $6.0 million of the settlement payment financed by the Company via a new loan to Private Company W at a 10% interest rate, which is held at fair value. The new loan will be secured by a second priority lien on the borrower’s real property and a first priority lien on certain of the borrower’s equipment and other personal property. The new loan is to be repaid over a term of three years (subject to a one-year extension), with monthly cash payments of principal and interest. At the time of write-off, the loan with Private Company P had an outstanding principal balance of approximately $15.6 million and the Company’s net carrying value of its non-performing loan with Private Company P was approximately $10.0 million, which was net of the $5.3 million CECL Reserve at the time of resolution. During the year ended December 31, 2025, the Company realized a taxable loss of approximately $5.3 million and wrote off the CECL Reserve of $5.3 million.
In December 2025, we entered into an agreement to purchase $5.0 million in outstanding principal amount of a senior secured term loan to Subsidiary of Public Company T, a publicly traded operator, at par. The term loan under the Subsidiary of Public Company T Credit Facility accrues interest at a fixed rate per annum of 10.5% and matures in December 2030.

Revolving Credit Facility
In January 2025, we entered into Amendment Number Three to Loan and Security Agreement, by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto, pursuant to which, among other things, the parties agreed to reduce the procedural requirements for obligor loan receivables to become eligible under the borrowing base.
In April 2025, we entered into Amendment Number Four to Loan and Security Agreement (“Amendment Number Four”), by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto. Amendment Number Four, among other things, (i) extends the maturity date of the Revolving Credit Agreement to April 29, 2028, (ii) increases the interest rate floor from 4.00% to 7.00%, (iii) permits certain restricted payments to be made upon the Company meeting certain terms and conditions, and (iv) expands the collateral secured under the Revolving Credit Agreement from assets comprising of or relating to loan obligations designed for inclusion in the borrower base to substantially all of the Company’s and its subsidiaries’ assets. In connection with the amendment, the Revolving Credit Facility has a lead commitment of $30.0 million from a FDIC-insured banking institution (which may be increased up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Facility.
In June 2025, we entered into Amendment Number Five to the Loan and Security Agreement (“Amendment Number Five”), by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative party thereto. Amendment Number Five, among other things, increased the commitment from the lenders by $20.0 million to a total aggregate commitment of $50.0 million.
Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 7.00%, as provided in the Revolving Credit Agreement, as amended, payable in cash in arrears. In connection with the Revolving Credit Agreement and related amendments, we incurred certain closing costs of approximately $0.1 million, which were included in prepaid expenses and other assets on our consolidated balance sheets and amortized over the life of the Revolving Credit Facility.
AFCF Credit Facility
In April 2025, in conjunction with the entry by the Company into Amendment Number Four to the Revolving Credit Facility, we terminated that certain AFCF Credit Agreement, by and among the Company, as borrower, the lenders party thereto from time to time, and AFC Finance, LLC, as agent and lender. There were no outstanding borrowings under the AFCF Credit Agreement at the time of its termination.
2027 Senior Notes
During the year ended December 31, 2025, we repurchased $13.0 million in principal amount of the Company’s 2027 Senior Notes at 96.3% of par value, plus accrued interest. This resulted in a gain on extinguishment of debt of approximately $0.4 million, recorded within the consolidated statements of operations. As of December 31, 2025, we had $77.0 million in principal amount of the 2027 Senior Notes outstanding.
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
The ATM Program and related Sales Agreement expired in April 2025, in connection with the expiration of our Prior Shelf Registration Statement. During the year ended December 31, 2025, the Company did not sell any shares of the Company’s common stock under the Sales Agreement. We do not currently have an ATM program, but we may enter into a new ATM program and related sales agreement in the future pursuant to which sales may be made under the Shelf Registration Statement.
Dividends Declared Per Share
For the years ended December 31, 2025 and 2024, we declared the following cash dividends:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Payment Date	Amount per Share	Total Amount
March 4, 2024	March 31, 2024	April 15, 2024	$0.48	$9,920,205
June 13, 2024	June 24, 2024	July 15, 2024	0.48	9,920,205
June 27, 2024	July 8, 2024	July 15, 2024	0.15	3,100,064
September 13, 2024	September 30, 2024	October 15, 2024	0.33	7,221,076
December 13, 2024	December 31, 2024	January 15, 2025	0.33	7,369,866
2024 Period Subtotal			$1.77	$37,531,416
March 11, 2025	March 31, 2025	April 15, 2025	$0.23	$5,197,082
June 13, 2025	June 30, 2025	July 15, 2025	0.15	3,389,267
September 15, 2025	September 30, 2025	October 15, 2025	0.15	3,389,181
2025 Period Subtotal			$0.53	$11,975,530
Recent Developments
In January 2026, the Company completed a strategic transition from operating as a REIT to operating as a BDC. Effective January 1, 2026, the Company elected to be regulated as a BDC under the 1940 Act. As a result of this election, the Company is now subject to the regulatory framework applicable to BDCs, including requirements relating to portfolio composition, asset coverage, affiliate transactions, governance, and compliance. The Company was not regulated as a BDC during the year ended December 31, 2025.
Beginning with its taxable year ending December 31, 2026, the Company intends to elect to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes.
In connection with the Company’s transition to BDC status, and subsequent to December 31, 2025, the Company entered into an amendment to its existing Revolving Credit Facility. The amendment, among other things, includes provisions in light of the Company’s conversion from a REIT to a BDC. The amendment did not affect the Company’s financial statements for the year ended December 31, 2025.
In January 2026, the Company entered into a new credit facility with TCGSL LLC, an affiliate of the Company (the “TCGSL Credit Facility”). The TCGSL Credit Facility is intended to provide additional liquidity and financial flexibility to support the Company’s investment activities following is election to be regulated as a BDC. The TCGSL Credit Facility was entered into on terms approved in accordance with applicable governance and regulatory requirements and provides a $20.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the TCGSL Credit Agreement. Interest is payable on the TCGSL Credit Facility at a rate per annum equal to 8.5% and matures on August 1, 2028. The TCGSL Credit Facility was not outstanding during the year ended December 31, 2025.
In January 2026, we were fully repaid on our loan with Private Company L at par plus accrued interest. The outstanding principal balance of the senior secured term loan on the date of repayment was approximately $25.1 million. We received exit fees of approximately $1.5 million upon repayment of the loan.
In January 2026, we were fully repaid on our loan with Private Company O at par plus accrued interest. The outstanding principal balance of the senior secured term loan on the date of repayment was approximately $5.4 million. We received a prepayment premium of approximately $0.2 million upon repayment of the loan.

In January 2026, we entered into a $60.0 million senior secured credit facility with Private Company X, which was fully funded at closing. The loan was originated at a discount of 2.0% and matures February 1, 2031. The loan bears interest at rate of SOFR plus 8.5%, with a rate index floor of 2.75%.
In February 2026, we committed $29.7 million of a $60.0 million senior secured credit facility with Private Company Y, of which $20.1 million was funded at closing. The loan was originated at a discount of 2.5% and matures February 1, 2030. The loan bears cash interest at a rate of 7.5% and 9.0% interest paid-in kind, with the option for the borrower to elect to pay cash interest at a rate of 5.5% and 13.0% interest paid-in kind until the end of the fiscal quarter following the first anniversary of the initial closing date.
In February 2026, the Company delivered a notice of default and reservation of rights to Private Company N under the credit facilities governing the real estate and non-real estate loans, following the breach of certain financial covenants. The Company is evaluating its remedies and continues discussions with Private Company N regarding the matter. No assurance can be given as to the timing or outcome of these matters.
In March 2026, the Company’s Board of Directors declared a regular cash dividend of $0.05 per outstanding share of common stock for the first quarter of 2026 to shareholders of record as of March 31, 2026, which will be paid on April 15, 2026.
Key Financial Measures and Indicators for the Year Ended December 31, 2025
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings, book value per share and dividends declared per share.
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our common stock as of December 31, 2025 and 2024 was approximately $7.46 and $9.02, respectively.
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
The following table provides a reconciliation of GAAP net (loss) income to distributable earnings:

	Years ended December 31,
	2025	2024
Net (loss) income	$(20,673,426)	$16,784,205
Adjustments to net income (loss):
Stock-based compensation expense	6,840,805	1,390,978
Depreciation and amortization	—	—
Unrealized losses or other non-cash items	7,933,276	9,806,916
Provision for current expected credit losses(1)(2)	15,549,928	4,233,310
TRS (income) loss, net of dividends	(996,290)	2,711,006
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—
Distributable earnings	$8,654,293	$34,926,415
Basic weighted average shares of common stock outstanding	22,246,019	20,821,239
Distributable earnings per basic weighted average share	$0.39	$1.68
(1) During 2024, the provision for current expected credit losses included approximately $71.9 thousand in connection with the Spin-Off, which was included in the net income from discontinued operations, net of tax financial statement line on the consolidated statements of operations.
(2) The provision for current expected credit losses is presented net of any write-offs.
Factors Impacting our Operating Results for the Year Ended December 31, 2025
The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest margin, the market value of our assets and the supply of, and demand for, commercial real estate debt and other financial assets in the marketplace. Our net interest margin, which includes the accretion and amortization of OID, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. Interest rates will vary according to the type of loan, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, some of which cannot be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by our borrowers.

Results of Operations for the years ended December 31, 2025 and 2024
The following table summarizes our consolidated results of operations for the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024
Revenue
Interest income	$31,322,137	$51,991,789
Interest expense	(6,758,536)	(6,336,308)
Net interest income	24,563,601	45,655,481
Expenses
Management and incentive fees, net (less rebate of $854,432 and $947,969, respectively)	2,927,867	10,361,821
General and administrative expenses	3,231,642	3,967,764
Stock-based compensation	6,840,805	1,390,978
Professional fees	1,451,361	1,563,484
BDC conversion expenses	1,234,054	—
Total expenses	15,685,729	17,284,047
Provision for current expected credit losses	(22,590,706)	(4,161,456)
Realized losses on investments, net	—	(93,338)
Gain on extinguishment of debt	359,305	—
Change in unrealized losses on loans at fair value, net	(7,933,276)	(9,806,916)
Net (loss) income from continuing operations before income taxes	(21,286,805)	14,309,724
Income tax (benefit) expense	(613,379)	447,587
Net (loss) income from continuing operations	(20,673,426)	13,862,137
Net income (loss) from continuing operations. Our net loss from continuing operations allocable to our common shareholders for the year ended December 31, 2025, was approximately $(20.7) million, or $(0.95) per basic common share from continuing operations, compared to net income from continuing operations allocable to our common shareholders of approximately $13.9 million, or $0.64 per basic common share from continuing operations for the year ended December 31, 2024, respectively.
Interest income. Interest income decreased $(20.7) million, or (39.8)%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease in interest income was driven by more loan exits and prepayments in the prior period, which resulted in ($3.6) million lower fee income, ($3.9) million lower OID income due to the acceleration of unaccreted OID, ($3.3) million lower interest income driven by less capital deployed and ($1.6) million lower PIK income during the year ended December 31, 2025, as compared to the year ended December 31, 2024, respectively. Loans on nonaccrual status resulted in ($8.3) million lower interest income year over year.
Interest expense. Interest expense increased approximately $0.4 million, or 6.7%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, driven by an increase in the duration borrowings were outstanding on our Revolving Credit Facility resulting in additional interest expense of $0.4 million.
Management and incentive fees, net. Management fees decreased approximately $(0.7) million, or (18.5)%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease period over period was driven by lower equity, attributable to the Spin-Off of SUNS completed on July 9, 2024. In connection with the Spin-Off, we recognized a reduction to additional paid-in capital of approximately $115 million.
Incentive fees decreased approximately $(6.8) million, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, driven by lower Core Earnings (as defined in the Management Agreement). There was no incentive fee incurred during the year ended December 31, 2025.

General and administrative expenses. General and administrative expenses decreased $(0.7) million, or (18.6)%, and for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease year over year was primarily due to less reimbursable shared expenses allocated by our Manager of approximately $(0.5) million.
Stock-based compensation. Stock-based compensation increased $5.4 million, or 391.8%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, driven by restricted stock awards granted in November 2025 that immediately vested and the acceleration of outstanding restricted stock awards during 2025, which resulted in additional expense related to the modification of $2.8 million that was immediately recognized. Stock-based compensation expense is not expected to continue following the Conversion.
Professional fees. Professional fees decreased approximately $(0.1) million, or (7.2)%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, respectively.
BDC conversion expenses. BDC conversion expenses are expensed as incurred and primarily include legal fees related to the creation and organization of our election to be regulated as a BDC. The Conversion process began during the second quarter of 2025 and we incurred approximately $1.2 million of conversion expenses during the year ended December 31, 2025. No such costs were incurred in the prior year.
Realized losses. The decrease in realized losses recognized for the year ended December 31, 2025, compared to the year ended December 31, 2024, was driven by a realized loss recognized in the prior period due to separate sales of our investment in Subsidiary of Public Company M. There were no realized losses recognized during the year ended December 31, 2025.
Gain on extinguishment of debt. The gain on extinguishment of debt was approximately $0.4 million for the year ended December 31, 2025, as a result of the repurchase of $13.0 million of our 2027 Senior Notes during the period. No repurchases took place during the year ended December 31, 2024.
Unrealized losses. Investments in loans held at fair value are recorded on the trade date at cost, which reflects the amount of principal funded net of any original issue discounts. An unrealized gain arises when the fair value of the loan portfolio exceeds its cost and an unrealized loss arises when the fair value of the loan portfolio is less than its cost. The net change in unrealized losses of approximately $1.9 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, respectively, was driven by the net change in the valuation of the loans, which was impacted by changes in recovery rates, market yields, and revenue multiples, partially offset by the sale of our loan with Private Company B in the prior period with an unrealized loss that was recovered.
Income tax (benefit) expense. Income tax expense decreased $(1.1) million, or (237.0)%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The change was driven by lower taxable income resulting from the write-off recognized during the year ended 2025 associated with Public Company A equipment loan and senior loan with Private Company P.
Provision for Current Expected Credit Losses
The provision for current expected credit losses increased approximately $18.4 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, respectively. Our CECL Reserve as of December 31, 2025 was approximately $46.1 million, or 18.19%, of our total loans held at carrying value with a balance of approximately $253.6 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of approximately $46.1 million and (ii) a liability for unfunded commitments of approximately $0.1 million. The balance as of December 31, 2024 was approximately $30.6 million, or 10.36%, of our total loans held at carrying value and loan receivable held at carrying value balance of approximately $295.2 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $30.4 million and (ii) a liability for unfunded commitments of approximately $0.2 million. December 31, 2024 CECL Reserve balances exclude the commercial real estate loan portfolio and related CECL Reserve of SUNS in connection with the Spin-Off. The CRE CECL Reserve is included within discontinued operations for the prior period presented. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion when determining the amount to allocate to its CECL Reserve. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan. The change in the provision for current expected credit losses for the year ended period over period was due to an increase in CECL Reserves for loans with a risk rating of “4” or “5” as a result of changes in macroeconomic factors, changes to the loan portfolio including new commitments and repayments, borrower payment status, and changes in other data points we use in estimating the reserve.
Loan Portfolio
As of December 31, 2025, our portfolio was comprised of 15 loans (such portfolio, our “Existing Portfolio”). The aggregate commitment under these loans was approximately $332.6 million and outstanding principal was approximately $317.4 million as of December 31, 2025.
As of December 31, 2025, we had three loans on nonaccrual status, which included two loans held for investment with a carrying value of $88.8 million and carrying value net of CECL Reserve of $49.4 million, and one loan held at fair value with an outstanding principal balance of $46.8 million and fair value of $16.3 million.
The table below summarizes our total loan portfolio as of December 31, 2025, unless otherwise specified. Borrower names have been kept confidential due to confidentiality agreement obligations.

Loan Names	Original Funding Date(1)	Loan Maturity	AFC Loan, net of Syndication	% of Total AFC	Principal Balance as of 12/31/2025	Cash Interest Rate	PIK	Fixed/ Floating	Amortization During Term	YTM (2)
Private Co. A(3)	5/8/2020	5/8/2024	$38,125,129	11.5%	$46,790,684	13.0%	2.5%	Fixed	No	—%
Sub of Private Co. G(4)	4/30/2021	5/1/2026	73,052,668	22.0%	78,768,556	12.5%	N/A	Fixed	No	—%
Private Co. K(5)	4/28/2022	5/3/2027	13,229,626	4.0%	12,195,762	15.7%	2.0%	Floating	Yes	—%
Private Co. L	4/20/2022	5/1/2026	29,196,279	8.8%	25,146,957	13.0%	N/A	Floating	Yes	19%
Private Co. M	7/31/2023	7/31/2026	30,000,000	9.0%	23,599,497	9.0%	N/A	Fixed	Yes	18%
Private Co. N - Real Estate	3/22/2024	4/1/2028	19,327,505	5.8%	19,327,505	12.5%	N/A	Floating	Yes	16%
Private Co. N - Non-Real Estate	3/22/2024	4/1/2028	17,200,000	5.2%	17,200,000	12.5%	N/A	Floating	Yes	16%
Private Co. O	5/20/2024	6/1/2028	10,500,000	3.2%	5,358,890	13.5%	N/A	Floating	Yes	20%
Private Co. Q	8/16/2024	9/1/2028	11,000,000	3.2%	7,479,626	13.8%	N/A	Floating	Yes	18%
Private Co. R	10/4/2024	11/1/2027	41,000,000	12.3%	33,179,518	12.0%	N/A	Floating	Yes	15%
Private Co. U	2/14/2025	3/1/2028	15,000,000	4.5%	15,000,000	14.0%	N/A	Fixed	Yes	17%
Sub of Private Co. V	4/1/2025	4/1/2029	14,000,000	4.2%	12,370,245	12.5%	1.5%	Fixed	Yes	17%
Sub. of Public Co. S	8/13/2025	8/13/2030	10,000,000	3.0%	10,000,000	12.5%	N/A	Fixed	No	15%
Private Co. W	12/8/2025	12/8/2028	6,000,000	1.8%	6,000,000	10.0%	N/A	Fixed	Yes	23%
Sub. of Public Co. T	12/17/2025	12/17/2030	5,000,000	1.5%	5,000,000	10.5%	N/A	Fixed	No	11%
		Subtotal(6)	$332,631,207	100.0%	$317,417,240	12.5%	0.5%
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
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of December 31, 2025 applied through maturity. Actual results could differ from those estimates and assumptions.
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
(6)The interest and PIK subtotal rates are weighted average rates.
Loans Held for Investment at Fair Value
As of December 31, 2025 and 2024, our portfolio included three loans and one held at fair value, respectively. The aggregate commitment under these loans was approximately $49.1 million and $44.4 million, respectively, and outstanding principal was approximately $57.8 million and $53.1 million as of December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, we funded $11.0 million of new loans and additional principal and we received approximately $6.3 million of principal repayments of loans held at fair value. As of December 31, 2025 and 2024, none of our loans held at fair value had a floating interest rate.
The following tables summarize our loans held at fair value as of December 31, 2025 and 2024:

	As of December 31, 2025
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loans	$26,080,763	$53,744,253	$57,790,684	3.9
Total loans held at fair value	$26,080,763	$53,744,253	$57,790,684	3.9

	As of December 31, 2024
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loans	$30,510,804	$50,241,018	$53,108,449	0.0
Total loans held at fair value	$30,510,804	$50,241,018	$53,108,449	0.0
(1)Refer to Note 13 to our consolidated financial statements titled “Fair Value”.
(2)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID and loan origination costs.
(3)As of December 31, 2025 and 2024, the maturity date passed on the credit facility with Private Company A without repayment.
The following table presents changes in loans held at fair value as of and for the year ended December 31, 2025:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2024	$53,108,449	$(2,867,431)	$(19,730,214)	$30,510,804
Change in unrealized gains (losses) on loans at fair value, net	—	—	(7,933,276)	(7,933,276)
New fundings	11,000,000	(1,179,000)	—	9,821,000
Loan repayments	(6,317,765)	—	—	(6,317,765)
Total loans held at fair value at December 31, 2025	$57,790,684	$(4,046,431)	$(27,663,490)	$26,080,763
Loans Held for Investment at Carrying Value
As of December 31, 2025 and 2024, our portfolio included 12 and 14 loans held at carrying value, respectively. As of December 31, 2025 and 2024, the aggregate commitment under these loans was approximately $283.5 million and $312.8 million, respectively, and outstanding principal was approximately $259.6 million and $301.8 million, respectively. During the year ended December 31, 2025, we funded approximately $41.7 million of new loans and additional principal and had approximately $78.7 million of principal repayments of loans held at carrying value. As of December 31, 2025 and 2024, approximately 46% and 52%, respectively, of our loans held at carrying value had floating interest rates. As of December 31, 2025, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) quoted at 3.7% and subject to a weighted average floor of 4.3% based on outstanding principal.
The following tables summarize our loans held at carrying value as of December 31, 2025 and 2024:

	As of December 31, 2025
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$259,626,556	$(6,001,437)	$253,625,119	1.4
Total loans held at carrying value	$259,626,556	$(6,001,437)	$253,625,119	1.4

	As of December 31, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$301,755,791	$(8,493,417)	$293,262,374	1.9
Total loans held at carrying value	$301,755,791	$(8,493,417)	$293,262,374	1.9
(1)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of December 31, 2025 and 2024.
The following table presents changes in loans held at carrying value as of and for the year ended December 31, 2025:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2024	$301,755,791	$(8,493,417)	$293,262,374
New fundings	41,730,583	(1,270,000)	40,460,583
Accretion of original issue discount	—	3,450,808	3,450,808
Loan repayments	(60,585,298)	—	(60,585,298)
Loan write-off	(5,574,704)	311,172	(5,263,532)
PIK interest	464,809	—	464,809
Loan amortization payments	(18,164,625)	—	(18,164,625)
Total loans held at carrying value at December 31, 2025	$259,626,556	$(6,001,437)	$253,625,119
Loan Receivable Held at Carrying Value
As of December 31, 2025 and 2024, our portfolio included zero and one loan receivable held at carrying value. The originated commitment under this loan was $4.0 million and outstanding principal was approximately zero and $1.9 million as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, we received $0.1 million of principal repayments of loan receivable held at carrying value. Based on discussions with the collateral agent, no further proceeds were expected and we deemed the remaining balance on the loan with Public Company A to be uncollectible. Prior to the write-off, the loan receivable had a CECL Reserve that was fully reserved for. During the year ended December 31, 2025, we wrote off $1.8 million, which was equal to the carrying value of the loan receivable, excluding the CECL Reserve at the time the loan was written off.
The following table presents changes in loans receivable as of and for the year ended December 31, 2025:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2024	$1,897,324	$(1,686)	$1,895,638
Loan repayments	(118,392)	—	(118,392)
Loan write-off	(1,778,932)	1,686	(1,777,246)
Total loan receivable held at carrying value at December 31, 2025	$—	$—	$—
Potential Key Components of Future Results of Operations Following the Conversion
Investments
Following the Conversion, we expect to invest in a much broader universe of assets, including both real estate and non-real estate related assets, including in private and public lower middle-market companies.
Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to lower middle market companies, the level of merger and acquisition activity for such companies, the general economic environment, trading prices of loans and other securities and the competitive environment for the types of investments we make.
Revenues
We expect to generate revenues in the form of interest income from the debt securities we hold and dividends. We expect to receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments may provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date.
In addition, we expect to generate revenue from various fees in the ordinary course of business such as in the form of commitment, loan origination, structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for providing managerial assistance to our portfolio companies.
Expenses
Except as provided for in the Advisory Agreement, investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement; (b) our allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement.
From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed.
Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator.

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
Our primary sources of cash generally consist of unused borrowing capacity under the Revolving Credit Facility, TCGSL Credit Facility, the net proceeds of future debt or equity offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results.
Our net cash provided by operating activities for the year ended December 31, 2025 of approximately $11.2 million was less than our dividends declared of $12.0 million made during the same period due to earned OID of $3.5 million and PIK repayments of $3.2 million related to the repayment from Private Company J and Private Company P during such period. OID relates to cash withheld by the Company upon funding of its investments and is included under the ‘Supplemental disclosure of non-cash activity’ on the Consolidated Statements of Cash Flows.
As of December 31, 2025 and 2024, all of our cash was unrestricted and totaled approximately $38.6 million and $103.6 million, respectively.
As of December 31, 2025, we believe that our cash on hand, capacity available under the Revolving Credit Facility, TCGSL Credit Facility, and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
Capital Markets
Our current Shelf Registration Statement became effective on April 25, 2025, allowing us to sell, from time to time in one or more offerings, up to $1.0 billion of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock or preferred stock. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. As of December 31, 2025, the ATM Program was no longer in effect.
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
In June 2025, we entered into Amendment Number Five to the Loan and Security Agreement, by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto. Amendment Number Five, among other things, increased the commitment from the lenders by $20.0 million, to a total aggregate commitment of $50.0 million.
In January 2026, we entered into Amendment Number Six to the Loan and Security Agreement (“Amendment Number Six”), by and among the Company, as borrower, the lenders party thereto and the lead arranger, bookrunner and administrative agent party thereto. Amendment Number Six, among other things, includes provisions relevant in light of the Company’s conversion from a real estate investment trust to a business development company.
Our obligations under the Revolving Credit Facility are secured by certain assets of ours comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, we are subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.50 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of us and our subsidiaries. To the best of our knowledge, as of December 31, 2025, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
TCGSL Credit Facility
In January 2026, we entered into the TCGSL Credit Facility, which provides for an unsecured revolving credit facility with a $20.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the TCGSL Credit Agreement.
AFCF Credit Facility
In December 2024, we entered into the AFCF Credit Facility, which provides for an unsecured revolving credit facility with a $40.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the AFCF Credit Agreement.
In April 2025, in conjunction with the entry by the Company into Amendment Number Four to the Revolving Credit Agreement, we terminated that certain AFCF Credit Agreement, dated December 17, 2024. At the time of termination, we had no borrowings outstanding and $40.0 million of availability under our AFCF Credit Facility. As of December 31, 2025, the AFCF Credit Facility was no longer in effect.
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
During the year ended December 31, 2025, we repurchased $13.0 million in principal amount of our 2027 Senior Notes at 96.3% of par value, plus accrued interest. This resulted in a gain on extinguishment of debt of approximately $0.4 million, recorded within the consolidated statements of operations. Following this transaction, as of December 31, 2025, we had $77.0 million in principal amount of the 2027 Senior Notes outstanding.
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
The table below sets forth the material terms of our outstanding senior notes as of the date of this Annual Report:

Senior Notes	Issue Date	Amount Outstanding	Interest Rate Coupon	Maturity Date	Interest Due Dates	Optional Redemption Date
2027 Senior Notes	November 3, 2021	$77.0 million	5.75%	May 1, 2027	May 1 and November 1	February 1, 2027
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
Debt Service
As of December 31, 2025, we believe that our cash on hand, capacity available under our Revolving Credit Facility, TCGSL Credit Facility, and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.
Cash Flows
Cash provided by (used in) operating, investing and financing activities of continuing operations for the years ended December 31, 2025 and 2024 is as follows:

	Years ended December 31,
	2025	2024
Net cash provided by operating activities of continuing operations	$11,235,352	$18,286,230
Net cash provided by investing activities of continuing operations	$34,904,497	$42,362,420
Net cash used in financing activities of continuing operations	$(111,144,802)	$(34,724,749)
Net Cash Provided by Operating Activities of Continuing Operations
Net cash provided by operating activities of continuing operations during the year ended December 31, 2025 was approximately $11.2 million, compared to approximately $18.3 million for the same period in 2024. The decrease of approximately $(7.1) million period over period was primarily due lower revenue and related incoming cash payments from borrowers due to loans on nonaccrual status and no sales of loans in the current year, partially offset by lower management and incentive paid to our Manager period over period.

Net Cash Provided by Investing Activities of Continuing Operations
Net cash provided by investing activities of continuing operations during the year ended December 31, 2025 was approximately $34.9 million, compared to approximately $42.4 million for the same period in 2024. The decrease in net cash provided by investing activities of approximately $(7.5) million during the year ended 2024 to 2025 was primarily due to a decrease in proceeds from the sale of loans in the prior period of $(96.1) million, partially offset by a decrease in loan fundings of $67.0 million and an increase on loan repayments of $21.6 million, respectively.
Net Cash Used in Financing Activities of Continuing Operations
Net cash used in financing activities of continuing operations during the year ended December 31, 2025 was approximately $(111.1) million, compared to approximately $(34.7) million for the same period in 2024. The decrease of approximately $(76.4) million during the year ended 2024 to 2025 was primarily due to a decrease in borrowings on the Revolving Credit Facility and the AFCF Credit Facility of $(193.4) million in the aggregate, partially offset by a decrease in repayments on the Revolving Credit Facility and the AFCF Credit Facility of $56.4 million in the aggregate and decrease in cash distributions in connection with the Spin-Off of SUNS of approximately $67.9 million, respectively.
Cash provided by (used in) operating, investing and financing activities of discontinued operations for the years ended December 31, 2025 and 2024 is as follows:

	Years ended December 31,
	2025	2024
Net cash provided by operating activities of discontinued operations	$—	$3,271,445
Net cash used in investing activities of discontinued operations	$—	$(47,211,339)
Net cash provided by (used in) financing activities of discontinued operations	$—	$—
Net Cash Provided by Operating Activities of Discontinued Operations
Net cash provided by operating activities of discontinued operations during the year ended December 31, 2025 was zero, compared to approximately $3.3 million for the same period in 2024. The decrease of approximately $(3.3) million during the year ended December 31, 2024 to December 31, 2025 was primarily due to a decrease in net income from discontinued operations of $(2.9) million and changes in working capital of $(0.3) million, respectively.
Net Cash Used in Investing Activities of Discontinued Operations
Net cash used in investing activities of discontinued operations during the year ended December 31, 2025 was zero, compared to net cash provided by investing activities of $(47.2) million for the same period in 2024. The increase of net cash used in investing activities of discontinued operations was primarily due to the issuance and fundings on loans of approximately $(67.3) million, offset by principal repayments of loans of $15.1 million, respectively.
Net Cash Provided by (Used in) Financing Activities of Discontinued Operations
There were no cash flows related to financing activities of discontinued operations during the years ended December 31, 2025 and 2024.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of December 31, 2025 are as follows:

	As of December 31, 2025
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$5,150,129	$5,141,110	$—	$—	$10,291,239
Total	$5,150,129	$5,141,110	$—	$—	$10,291,239
As of December 31, 2025, all unfunded commitments were related to our total loan commitments and were available for funding in less than two years.

We also had the following contractual obligations as of December 31, 2025 relating to the 2027 Senior Notes:

	As of December 31, 2025
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations(1)	$4,427,500	$79,213,750	$—	$—	$83,641,250
Total	$4,427,500	$79,213,750	$—	$—	$83,641,250
(1) Amounts include projected interest payments during the period based on interest rates in effect as of December 31, 2025.
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
Dividends
During the year ended December 31, 2025, we elected to be taxed as a REIT for United States federal income tax purposes and, as such, intended to distribute to our shareholders at least 90% of our REIT taxable income during the year, prior to the deduction for dividends paid and excluding our net capital gain. If we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of (i) 85% of our ordinary income for the calendar year, (ii) 95% of our capital gain net income for the calendar year and (iii) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our shareholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our shareholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our shareholders and pay tax at regular corporate rates on the retained net capital gain. The shareholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If we determine that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we will accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned.
To the extent that our cash available for distribution is less than the amount required to be distributed under the REIT provisions of the Code during the year ended December 31, 2025, we may be required to fund distributions from working capital or through equity, equity-related or debt financings or, in certain circumstances, asset sales, as to which our ability to consummate transactions in a timely manner on favorable terms, or at all, cannot be assured, or we may make a portion of the Required Distribution in the form of a taxable stock distribution or distribution of debt securities.
Critical Accounting Policies and Estimates During the Year Ended December 31, 2025
Our consolidated financial statements are prepared in accordance with GAAP which requires the use of estimates and assumptions that involve the exercise of judgment as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we believe apply to us based on the nature of our initial operations. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments used to prepare our consolidated financial statements are based upon reasonable assumptions given the information available to us at that time. Those accounting policies and estimates that we believe are most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.
Loans Held at Fair Value
During the year ended December 31, 2025, we originated commercial real estate debt and related instruments generally to be held for investment. Although we generally hold our target investments as long-term loans, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or amortized cost in our consolidated balance sheet. As of December 31, 2025 and 2024, our portfolio included three loans and one loan held for investment were carried at fair value within loans held at fair value in our consolidated balance sheets, respectively, with changes in fair value recorded through earnings. Refer to Note 13 to our consolidated financial statements titled “Fair Value” for more information on the valuations of the loans.
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
During the year ended December 31, 2025, we followed Accounting Standards Codification (“ASC”) 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASC 825-10”), which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. We have elected the ASC 825-10 option to report selected financial assets and liabilities at fair value.
During the year ended December 31, 2025, we also followed ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires us to assume that the loan is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, we have considered its principal market as the market in which we exit our investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:
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
Current Expected Credit Loss Reserve (“CECL”)
During the year ended December 31, 2025, we estimated our current expected credit losses on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform the “CECL Reserve” using a model that considers multiple datapoints and methodologies that may include discounted cash flows (“DCF”) and other inputs which may include the risk rating of the loan, how recently the loan was originated compared to the measurement date and expected prepayment, if applicable. Calculation of the CECL Reserve requires loan specific data, which may include the fixed charge coverage ratio, loan-to-value ratio, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including but not limited to, the expected timing of loan repayments and our current and future view of the macroeconomic environment. We may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve, which may include (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral. For loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we may elect to apply a practical expedient in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a specific CECL allowance.
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
Income Taxes
We are a Maryland corporation and, prior to January 1, 2026, elected to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 2020. We believe we have qualified, and our method of operation will enable us to continue to qualify, as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us satisfying numerous asset, income and distribution tests which depend, in part, on our operating results.
To qualify as a REIT, we were required during the year ended December 31, 2025 and during prior periods, to meet a number of organizational and operational requirements, including a requirement that we distribute annually to our shareholders at least 90% of our REIT taxable income prior to the deduction for dividends paid and excluding our net capital gain. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any Required Distributions to our shareholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our shareholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our shareholders and pay tax at regular corporate rates on the retained net capital gain. The shareholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they will be deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense is included in the line item income tax expense.
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
FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are well documented and supported as of December 31, 2025. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.
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
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our consolidated balance sheet. As of December 31, 2025 and 2024, our portfolio included three loans and one loan held for investment at fair value within loans held at fair value in our consolidated balance sheets, respectively, with changes in fair value recorded through earnings.
During the year ended December 31, 2025, we evaluated our loans on a quarterly basis and fair value was determined by our Board through its independent Audit and Valuation Committee. We used an independent third-party valuation firm to provide input in the valuation of all of our unquoted investments, which we consider along with other various subjective and objective factors in making our evaluations.
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
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private and public middle-market companies. Most of our investments will not have a readily available market price, and, following the Conversion, the fair value of such investments will be valued at fair value, as determined in good faith by the Adviser, in its capacity as “valuation designee” under, and in accordance with, Rule 2a-5 under the 1940 Act, based on, among other things, the input of independent third-party valuation firms retained by the Company, and in accordance with the Adviser’s valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure shareholders that a significant change in market interest rates will not have a material adverse effect on our net investment income.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Alternative valuation methodologies may be used as appropriate, and can include a market analysis, income analysis, or recovery analysis. Changes in market yields, revenue multiples, and recovery rates may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, while a decrease in revenue multiples and recovery rates may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of December 31, 2025, a decrease of 50 bps or increase of 50 bps of the market yield would have resulted in a change in unrealized gain (loss) of approximately $0.3 million and $(0.3) million, respectively. As of December 31, 2025, we had seven floating-rate loans, representing approximately 38% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates included one-month SOFR quoted at 3.7% and subject to a weighted average floor of 4.3% based on outstanding principal. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $0.3 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $(0.1) million.
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
Our loan portfolio as of December 31, 2025 was concentrated with the top three borrowers representing approximately 51.1% of the aggregate outstanding principal balances and approximately 44.4% of the total loan commitments. Additionally, the industry is experiencing significant consolidation, which we expect to increase, among cannabis operations and certain of our borrowers may combine, increasing the concentration of our borrower portfolio with those consolidated operators.
Our largest credit facility represented approximately 24.8% of the aggregate outstanding principal balances of our portfolio and approximately 22.0% of our total loan commitments as of December 31, 2025. The borrower under this credit facility is a Subsidiary of Private Company G, a multi-state operator with real estate assets in several states, certain of which have been included as collateral in connection with the senior term loan. This senior term loan accrues interest at a fixed rate of 12.5%, a minimum portion of which is payable in cash pursuant to the excess cash flow sweep, and the remainder of which, if any, is paid in kind. We placed Subsidiary of Private Company G on nonaccrual status effective December 1, 2023 and previously during various periods in 2023. As of December 31, 2025, the loan with Subsidiary of Private Company G had an outstanding principal amount of approximately $78.8 million and an amortized cost of approximately $77.3 million, respectively. During the year ended December 31, 2025, we recognized interest income of $0.7 million related to this loan, which was received in cash. As full recovery of principal and accrued interest is doubtful, future cash receipts received in accordance with terms of the forbearance agreement are accounted for under the cost recovery method.

During the year ended December 31, 2025, $0.4 million of contractual interest payments were received and applied as a reduction to this loan’s amortized cost.
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
We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.
Item 8.    Consolidated Financial Statements and Supplementary Data
See our consolidated financial statements and the notes thereto together with the report thereon of CohnReznick LLP dated March 4, 2026, beginning on page F-1 of this Annual Report included in Item 15, which are incorporated herein by reference in this Item 8.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Insider Trading Arrangements
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Except as set forth below, the other information required by this item will be contained in the Company’s definitive proxy statement for its 2026 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.
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
In addition, as required by Rule 17-j-1 under the 1940 Act and Rule 240A-1 under the Advisers Act, respectively, we and the Adviser have adopted codes of ethics which apply to, among others, our and the Adviser’s executive officers, including our Chief Executive Officer and Chief Financial Officer, as well as the Adviser’s officers, directors and employees. Our codes of ethics generally will not permit investments by our and the Adviser’s personnel in securities that may be purchased or sold by us.
To the extent required by rules adopted by the Securities and Exchange Commission and Nasdaq, we intend to promptly disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors on our website at https://investors.advancedflowercapital.com/corporate-governance/governance-overview/.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2026 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2026 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.
Item 13.        Certain Relationships and Related Party Transactions, and Director Independence
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2026 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.
Item 14.        Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2026 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.
PART IV
Item 15.        Exhibits and Financial Statement Schedules
(1) Financial Statements—See the Index to Consolidated Financial Statements, together with the report thereon of CohnReznick LLP dated March 4, 2026, beginning on Page F-1.
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
3.2
Certificate of Notice of Advanced Flower Capital Inc., dated December 31, 2025 (filed as Exhibit 3.1 of the Company’s Current Report on Form 8-K on January 5, 2026 and incorporated herein by reference).

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

3.4B
Third Amended and Restated Bylaws of Advanced Flower Capital Inc., dated December 31, 2025 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on January 5, 2026 and incorporated herein by reference).

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

10.1F
Sixth Amendment to Amended and Restated Management Agreement, dated August 13, 2025 by and between Advanced Flower Capital Inc. and AFC Management, LLC (filed as Exhibit 10.1F to the Company’s Quarterly Report on Form 10-Q on August 14, 2025 and incorporated herein by reference).

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

10.9C†
Amendment Number Three to Loan and Security Agreement, dated January 24, 2025, by and among Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.), as Borrower, and the lenders that are party thereto (filed as Exhibit 10.9C to the Company’s Annual Report on Form 10-K on March 13, 2025 and incorporated herein by reference).

10.9D†
Amendment Number Four to Loan and Security Agreement, dated January 24, 2025, by and among Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.), as Borrower, and the lenders that are party thereto (filed as Exhibit 10.9D to the Company’s Current Report on Form 8-K on May 2, 2025 and incorporated herein by reference).

10.9E†
Amendment Number Five to Loan and Security Agreement, dated June 6, 2025, by and among Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.), as Borrower, and the lenders that are party thereto (filed as Exhibit 10.9E to the Company’s Current Report on Form 8-K on June 9, 2025 and incorporated herein by reference).

10.9F†
Amendment Number Six to Loan and Security Agreement, dated January 13, 2026, by and among Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.), as Borrower, and the lenders that are party thereto (filed as Exhibit 10.9F to the Company’s Current Report on Form 8-K on January 15, 2026 and incorporated herein by reference).

10.10†
Unsecured Revolving Credit Agreement, dated as of January 27, 2026, by and between the Company, as borrower, and TCGSL LLC, as lender and agent thereto (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K on January 29, 2026 and incorporated by herein by reference).

10.11§
Employment Agreement, dated January 3, 2023, by and between AFC Management, LLC and Brandon Hetzel (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K on March 7, 2024 and incorporated herein by reference).

10.12§
Employment Agreement, dated October 30, 2023, by and between AFC Management, LLC and Daniel Neville (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 30, 2023 and incorporated herein by reference).

10.13§
Investment Advisory Agreement, dated December 31, 2025, by and between Advanced Flower Capital Inc. and AFC Management, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 5, 2026).

10.14§
Administration Agreement, dated December 31, 2025, by and between Advanced Flower Capital Inc. and AFC Management, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 5, 2026).

10.15§	Form of Custody Agreement by and between Advanced Flower Capital Inc. and East West Bank (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on January 5, 2026).
10.16§
Transfer Agency and Registrar Services Agreement, dated December 31, 2025, by and between Advanced Flower Capital Inc. and Equiniti Trust Company, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 5, 2026).

10.17§	Services Agreement, dated December 31, 2025, by and between Advanced Flower Capital Inc. and PINE Advisors LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 5, 2026).
19	Insider Trading Policy (filed as Exhibit 19 to the Company’s Annual Report on Form 10-K on March 13, 2025 and incorporated herein by reference).
21.1	List of Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q on November 12, 2025 and incorporated herein by reference).
23.1*	Consent of CohnReznick LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy (filed as Exhibit 97 to the Company’s Annual Report on Form 10-K on March 7, 2024 and incorporated herein by reference).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Advanced Flower Capital Inc. and subsidiary as of December 31, 2025 and 2024, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Advanced Flower Capital Inc. and subsidiary as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Emphasis of Matter
As further described in Note 9, Advanced Flower Capital Inc. is subject to significant risks and uncertainties due to originating, structuring, underwriting and managing senior secured loans and other types of loans for established cannabis industry operators.
/s/ CohnReznick LLP
We have served as Advanced Flower Capital Inc.’s auditor since 2020.
Baltimore, Maryland
March 4, 2026

ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2025	2024
Assets
Loans held for investment at fair value (cost of $53,744,253 and $50,241,018 at December 31, 2025 and 2024, respectively, net)	$26,080,763	$30,510,804

Loans held for investment at carrying value, net	253,625,119	293,262,374
Loan receivable held at carrying value, net	—	1,895,638
Current expected credit loss reserve	(46,059,838)	(30,419,677)
Loans held for investment at carrying value and loan receivable held at carrying value, net of current expected credit loss reserve	207,565,281	264,738,335

Cash and cash equivalents	38,605,507	103,610,460
Interest receivable	899,382	1,982,897
Prepaid expenses and other assets	2,443,814	1,214,817
Total assets	$275,594,747	$402,057,313

Liabilities
Accrued interest	$763,180	$894,611
Due to affiliate	—	6,754
Dividends payable	—	7,369,866
Current expected credit loss reserve	76,469	166,702
Accrued management and incentive fees	716,181	1,932,246
Accrued direct administrative expenses	374,852	1,197,518
Accounts payable and other liabilities	773,585	501,328
Senior notes payable, net	76,322,493	88,612,150
Line of credit payable	21,000,000	60,000,000
Line of credit payable to affiliate	—	40,000,000
Total liabilities	100,026,760	200,681,175
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at December 31, 2025 and 2024 and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Common stock, par value $0.01 per share, 50,000,000 shares authorized at December 31, 2025 and 2024 and 23,528,844 and 22,332,927 shares issued and outstanding at December 31, 2025 and 2024, respectively	235,288	223,329
Additional paid-in capital	258,694,609	251,865,763
Accumulated (deficit) earnings	(83,361,910)	(50,712,954)
Total shareholders’ equity	175,567,987	201,376,138

Total liabilities and shareholders’ equity	$275,594,747	$402,057,313
See accompanying notes to the consolidated financial statements

ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2025	2024
Revenue
Interest income	$31,322,137	$51,991,789
Interest expense	(6,758,536)	(6,336,308)
Net interest income	24,563,601	45,655,481
Expenses
Management and incentive fees, net (less rebate of $854,432 and $947,969, respectively)	2,927,867	10,361,821
General and administrative expenses	3,231,642	3,967,764
Stock-based compensation	6,840,805	1,390,978
Professional fees	1,451,361	1,563,484
BDC conversion expenses	1,234,054	—
Total expenses	15,685,729	17,284,047
Provision for current expected credit losses	(22,590,706)	(4,161,456)
Realized losses on investments, net	—	(93,338)
Gain on extinguishment of debt	359,305	—
Change in unrealized losses on loans at fair value, net	(7,933,276)	(9,806,916)
Net (loss) income from continuing operations before income taxes	(21,286,805)	14,309,724
Income tax (benefit) expense	(613,379)	447,587
Net (loss) income from continuing operations	(20,673,426)	13,862,137
Net income from discontinued operations, net of tax	—	2,922,068
Net (loss) income	$(20,673,426)	$16,784,205

Basic earnings per common share:
Continuing operations	$(0.95)	$0.64
Discontinued operations	$—	$0.14
Total basic earnings per common share	$(0.95)	$0.78

Diluted earnings per common share:
Continuing operations	$(0.95)	$0.64
Discontinued operations	$—	$0.14
Total diluted earnings per common share	$(0.95)	$0.78

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	22,246,019	20,821,239
Diluted weighted average shares of common stock outstanding	22,282,784	20,888,980
See accompanying notes to the consolidated financial statements

ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Year ended December 31, 2025
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2024	$—	22,332,927	$223,329	$251,865,763	$(50,712,954)	$201,376,138
Stock-based compensation, net of forfeitures	—	1,195,917	11,959	6,828,846	—	6,840,805
Dividends declared on common shares ($0.53 per share)	—	—	—	—	(11,975,530)	(11,975,530)
Net loss	—	—	—	—	(20,673,426)	(20,673,426)
Balance at December 31, 2025	$—	23,528,844	$235,288	$258,694,609	$(83,361,910)	$175,567,987

Year ended December 31, 2024
	Preferred Stock	Common Stock		Additional Paid-In- Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2023	$1	20,457,697	$204,577	$349,805,890	$(29,958,243)	$320,052,225
Issuance of common stock, net of offering costs	—	1,582,960	15,829	15,561,994	—	15,577,823
Stock-based compensation	—	292,270	2,923	1,388,055	—	1,390,978
Dividends declared on common shares ($1.77 per share)	—	—	—	—	(37,531,416)	(37,531,416)
Dividends declared on preferred shares ($60 per share)	—	—	—	—	(7,500)	(7,500)
Redemption of preferred shares	(1)	—	—	(124,999)	—	(125,000)
Distributions in connection with the Spin-Off	—	—	—	(114,765,177)	—	(114,765,177)
Net income	—	—	—	—	16,784,205	16,784,205
Balance at December 31, 2024	$—	22,332,927	$223,329	$251,865,763	$(50,712,954)	$201,376,138
See accompanying notes to the consolidated financial statements

ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2025	2024
Operating activities:
Net (loss) income	$(20,673,426)	$16,784,205
Net (income) from discontinued operations, net of tax	—	(2,922,068)
Net (loss) income from continuing operations	(20,673,426)	13,862,137
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for current expected credit losses	22,590,706	4,161,456
Realized losses on investments, net	—	93,338
Gain on extinguishment of debt	(359,305)	—
Change in unrealized losses on loans at fair value, net	7,933,276	9,806,916
Accretion of deferred loan original issue discount and other discounts	(3,450,808)	(7,969,729)
Amortization of deferred financing costs - revolving credit facility	252,759	392,551
Amortization of deferred financing costs - senior notes	623,647	632,592
Stock-based compensation	6,840,805	1,390,978
Payment-in-kind interest	(464,809)	(3,141,777)
Changes in operating assets and liabilities:
Interest receivable	1,083,515	1,733,098
Prepaid expenses and other assets	(1,236,349)	(634,683)
Accrued interest	(131,431)	611
Accrued management and incentive fees, net	(1,216,065)	(1,539,480)
Accrued direct administrative expenses	(822,666)	(288,738)
Accounts payable and other liabilities	265,503	(213,040)
Net cash provided by operating activities of continuing operations	11,235,352	18,286,230
Net cash provided by operating activities of discontinued operations	—	3,271,445
Net cash provided by operating activities	11,235,352	21,557,675

Cash flows from investing activities:
Issuance of and fundings on loans	(45,460,583)	(112,486,938)
Proceeds from sales of loans	—	96,061,029
Principal repayment of loans	80,365,080	58,788,329
Net cash provided by investing activities of continuing operations	34,904,497	42,362,420
Net cash used in investing activities of discontinued operations	—	(47,211,339)
Net cash provided by (used in) investing activities	34,904,497	(4,848,919)

Cash flows from financing activities:
Proceeds from sale of common stock	—	15,848,060
Payment of offering costs - equity offering	—	(270,237)
Payment of financing costs	(280,406)	(275,612)
Redemption of preferred shares	—	(125,000)
Cash distribution in connection with the Spin-Off of SUNS	—	(67,913,215)
Borrowings on revolving credit facilities	91,600,000	285,000,000
Repayments on revolving credit facilities	(170,600,000)	(227,000,000)
Dividends paid to common and preferred shareholders	(19,345,396)	(39,988,745)

Repayment of senior notes	(12,519,000)	—
Net cash used in financing activities of continuing operations	(111,144,802)	(34,724,749)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash used in financing activities	(111,144,802)	(34,724,749)

Net (decrease) increase in cash and cash equivalents	(65,004,953)	(18,015,993)
Cash and cash equivalents, beginning of period	103,610,460	121,626,453
Cash and cash equivalents, end of period	$38,605,507	$103,610,460

Supplemental disclosure of non-cash activity:
OID withheld from funding of loans	$1,270,000	$6,231,309
Dividends declared and not yet paid	$—	$7,369,866
Non-cash funding of new loan	$4,821,000	$14,672,640
Non-cash net assets distribution in connection with the spin-off of SUNS	$—	$46,851,962

Supplemental information:
Interest paid during the period	$6,013,561	$5,310,554
Income taxes paid (net of refunds received) during the period	$211,124	$1,267,500
See accompanying notes to the consolidated financial statements

ADVANCED FLOWER CAPITAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025

1.    ORGANIZATION
Advanced Flower Capital Inc. (the “Company” or “AFC”) is an institutional lender that was founded in July 2020 by a veteran team of investment professionals. The Company is a Maryland corporation and externally managed by AFC Management, LLC. On and effective January 1, 2026, we elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).
During the year ended December 31, 2025, we primarily originated, structured, underwrote, invested in and managed senior secured mortgage loans and other types of loans and debt securities, with a specialization in loans to cannabis industry operators in states that have legalized medical and/or adult-use cannabis.
The Company completed its initial public offering (the “IPO”) in March 2021. During the year ended December 31, 2025, the Company was managed pursuant to the terms of the Amended and Restated Management Agreement, dated January 14, 2021 (as amended from time to time, the “Management Agreement”, by and between the Company and by AFC Management, LLC, a Delaware limited liability company (in its capacity as investment adviser under such agreement, the “Manager”). The Company’s wholly-owned subsidiary, AFCG TRS1, LLC, a Delaware limited liability company (“TRS1”), operates as a taxable real estate investment trust subsidiary (a “TRS”). TRS1 began operating in July 2021, and the financial statements of TRS1 are consolidated within the Company’s consolidated financial statements.
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
During the reporting period, the Company operated in one operating segment. The Company focused on senior secured loans to cannabis industry operators in states where medical and/or adult-use cannabis is legal. These loans are generally held for investment and are typically secured, directly or indirectly, by real estate, equipment, cash flows and the value associated with licenses (where applicable) and/or other assets of borrowers depending on the applicable laws and regulations governing such borrowers. The Company elected to be taxed as a real estate investment trust (“REIT”) for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”) for the year ended December 31, 2025. The Company generally will not be subject to United States federal income taxes on its REIT taxable income as long as it annually distributes all of its REIT taxable income prior to the deduction for dividends paid to shareholders and complies with various other requirements as a REIT for the year ended December 31, 2025.
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
During 2025, the Company formed TCGDL LLC, a wholly-owned subsidiary of the Company, to facilitate direct lending transactions. As of the December 31, 2025, the subsidiary had no operations or balances. Subsequent to December 31,

2025, this subsidiary was utilized in connection with direct lending activities that align with the Company’s long term strategic initiatives.
At the August Meeting, the Board also unanimously approved a series of matters intended to facilitate the conversion (the “Conversion”) of the Company from a REIT to a business development company (“BDC”). Among other things, the Board, including a majority of the directors who are not “interested persons” of the Company (as that term is defined under the 1940 Act) (the “Independent Directors”), approved a new, 1940 Act-compliant investment advisory agreement by and between the Company and the Manager, subject to the approval of the Company’s shareholders (the “Advisory Agreement”).
On September 16, 2025, the Company filed a definitive proxy statement with the U.S. Securities and Exchange Commission (“SEC”) in connection with a special meeting of shareholders (the “Special Meeting”) held on November 6, 2025 for the purpose of seeking shareholder approval of certain proposals required to effect the Conversion, namely shareholder approvals of (i) the Advisory Agreement between the Company and the AFC Management LLC (in its capacity as investment adviser under the Advisory Agreement, the “Adviser”) and (ii) the application of reduced asset coverage requirements pursuant to Section 61(a) of the 1940 Act (enabling the Company to utilize a greater degree of leverage than would otherwise be permitted) (the “Proposals”).
On November 6, 2025, at the Special Meeting, the Company’s shareholders approved the Advisory Agreement, which was necessary for the Company to be able to operate as a BDC under the 1940 Act.
Subsequent to the reporting period, and effective January 1, 2026, the Company elected to be regulated as a BDC under the 1940 Act. As a result of this election, the Company became subject to the provisions of the 1940 Act applicable to BDCs. The Company’s election to be regulated as a BDC did not apply to, and has not been reflected in, the accompanying consolidated financial statements for the year ended December 31, 2025.
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
Loans Held at Fair Value
Investments in loans at fair value are carried at fair value in the Company’s consolidated balance sheets, with changes in fair value recorded through earnings. Refer to Note 13 for more information on the valuations of the investments.
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
Debt Issuance Costs
Debt issuance costs related to the Company’s indebtedness are capitalized and amortized over the term of the respective debt instrument utilizing the effective interest method. Unamortized debt issuance costs are expensed when the associated debt is repaid prior to maturity. Amortization of debt issuance costs is included within interest expense in the Company’s consolidated statements of operations. The unamortized balance for the senior notes is recorded within senior notes payable in these consolidated financial statements. The unamortized balance for the revolving credit facility is recorded as within prepaid expenses and other assets on these consolidated financial statements. See Note 8 included in these consolidated financial statements for further consideration.
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
FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported as of December 31, 2025. Based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.
The Company files income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions. The filings are subject to normal reviews by tax authorities until the related statute of limitations expires. As of December 31, 2025, tax years since 2022 remain subject to examination by taxing authorities.
Earnings per Share
The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common shareholders for the period by the weighted average shares of common stock outstanding for that period after consideration of the earnings (loss) allocated to the Company’s restricted stock, which are participating securities as defined in GAAP. Diluted earnings (loss) per share takes into effect any dilutive instruments, such as stock options, restricted stock, restricted stock units

(“RSUs”) and convertible debt, except when doing so would be anti-dilutive. As of December 31, 2025, there were dilutive instruments relating to stock options and restricted shares. See Note 11 included in these consolidated financial statements for the earnings per share calculations.
BDC Conversion Expenses
Expenses associated with the Company’s election and subsequent conversion to be regulated as a BDC are expensed as incurred and include legal fees related to the proxy statement and special shareholder meeting in connection the BDC election, the entry into certain agreements relating to the BDC election and adoption of certain compliance policies and procedures relating to the BDC election. During the year ended December 31, 2025, the Company incurred approximately $1.2 million in expenses related to the Conversion, respectively, which is recorded within BDC conversion expenses line item in the Company’s consolidated statements of operations.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied prospectively, however, retrospective application is permitted. The Company adopted ASU 2023-09 effective December 31, 2025, on a retrospective basis, and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.
Recent Accounting Pronouncements Pending Adoption
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
3.    LOANS HELD FOR INVESTMENT AT FAIR VALUE
As of December 31, 2025 and 2024, the Company’s portfolio included three loans and one loan held at fair value, respectively. The aggregate commitment under these loans was approximately $49.1 million and $44.4 million, respectively, and outstanding principal was approximately $57.8 million and $53.1 million as of December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, the Company funded $11.0 million of new loans and additional principal and received approximately $6.3 million of principal repayments of loans held at fair value. As of December 31, 2025 and 2024, the Company’s loans held at fair value did not have a floating interest rate.

The following tables summarize the Company’s loans held at fair value as of December 31, 2025 and 2024:

	As of December 31, 2025
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loans	$26,080,763	$53,744,253	$57,790,684	3.9
Total loans held at fair value	$26,080,763	$53,744,253	$57,790,684	3.9

	As of December 31, 2024
	Fair Value(1)	Carrying Value(2)	Outstanding Principal(2)	Weighted Average Remaining Life (Years)(3)

Senior term loans	$30,510,804	$50,241,018	$53,108,449	0.0
Total loans held at fair value	$30,510,804	$50,241,018	$53,108,449	0.0
(1)Refer to Note 13.
(2)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs.
(3)As of December 31, 2025 and 2024, the maturity date passed on the credit facility with Private Company A without repayment and the weighted average remaining life excludes the remaining life of the Private Company A Credit Facility.
The following table presents changes in loans held at fair value as of and for the year ended December 31, 2025:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2024	$53,108,449	$(2,867,431)	$(19,730,214)	$30,510,804
Change in unrealized gains (losses) on loans at fair value, net	—	—	(7,933,276)	(7,933,276)
New fundings	11,000,000	(1,179,000)	—	9,821,000
Loan repayments	(6,317,765)	—	—	(6,317,765)
Total loans held at fair value at December 31, 2025	$57,790,684	$(4,046,431)	$(27,663,490)	$26,080,763

The following table presents changes in loans held at fair value as of and for the year ended December 31, 2024:

	Principal	Original Issue Discount	Unrealized Gains (Losses)	Fair Value

Total loans held at fair value at December 31, 2023	$71,883,402	$(239,399)	$(9,923,298)	$61,720,705
Change in unrealized gains (losses) on loans at fair value, net	—	—	(9,806,916)	(9,806,916)
New fundings	4,594,027	(2,756,416)	—	1,837,611
Accretion of original issue discount	—	128,384	—	128,384
Loan repayments	(5,218,919)	—	—	(5,218,919)
Sale of loans	(19,284,846)	—	—	(19,284,846)
PIK interest	1,134,785	—	—	1,134,785
Total loans held at fair value at December 31, 2024	$53,108,449	$(2,867,431)	$(19,730,214)	$30,510,804
As of December 31, 2025 and 2024, the Company had one loan held at fair value on nonaccrual status. Effective March 1, 2024, the Company placed Private Company A on nonaccrual status. As of December 31, 2025, the loan with Private Company A had an outstanding principal balance of approximately $46.8 million and an unrealized loss of approximately $(27.7) million. During the year ended December 31, 2025, approximately $6.3 million of payments were received and applied as a reduction to the amortized cost of the Private Company A loan.
A more detailed listing of the Company’s loans held at fair value portfolio based on information available as of December 31, 2025 is as follows:

	Collateral Location	Collateral Type (1)	Fair Value (2)	Carrying Value (3)	Outstanding Principal (3)	Interest Rate		Maturity Date (4)	Payment Terms (5)

Private Co. A	AZ, MA, NM	C, D	$16,259,763	$43,923,253	$46,790,684	15.5%	(6)	5/8/2024	I/O
Private Co. W	MI	C, D	4,821,000	4,821,000	6,000,000	10.0%	(7)	12/8/2028	P/I
Sub. of Public Co. T	AZ, CA, CT, FL, GA, MD, OH, PA, WV	C, D	5,000,000	5,000,000	5,000,000	10.5%	(8)	12/17/2030	I/O
Total loans held at fair value			$26,080,763	$53,744,253	$57,790,684
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
(7)Base interest rate of 10.0%.
(8)Base interest rate of 10.5%.

4.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of December 31, 2025 and 2024, the Company’s portfolio included 12 and 14 loans held at carrying value, respectively. As of December 31, 2025 and 2024, the aggregate commitment under these loans was approximately $283.5 million and $312.8 million, respectively, and outstanding principal was approximately $259.6 million and $301.8 million, respectively. During the year ended December 31, 2025, the Company funded approximately $41.7 million of new loans and additional principal and had approximately $78.7 million of principal repayments of loans held at carrying value. As of December 31, 2025 and 2024, approximately 46% and 52%, respectively, of the Company’s loans held at carrying value had floating interest rates. As of December 31, 2025, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) quoted at 3.7% and subject to a weighted average floor of 4.3% based on outstanding principal.
The following tables summarize the Company’s loans held at carrying value as of December 31, 2025 and 2024:

	As of December 31, 2025
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$259,626,556	$(6,001,437)	$253,625,119	1.4
Total loans held at carrying value	$259,626,556	$(6,001,437)	$253,625,119	1.4

	As of December 31, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior term loans	$301,755,791	$(8,493,417)	$293,262,374	1.9
Total loans held at carrying value	$301,755,791	$(8,493,417)	$293,262,374	1.9
(1)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of December 31, 2025 and 2024.
The following table presents changes in loans held at carrying value as of and for the year ended December 31, 2025:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2024	$301,755,791	$(8,493,417)	$293,262,374
New fundings	41,730,583	(1,270,000)	40,460,583
Accretion of original issue discount	—	3,450,808	3,450,808
Loan repayments	(60,585,298)	—	(60,585,298)
Loan write-off	(5,574,704)	311,172	(5,263,532)
PIK interest	464,809	—	464,809
Loan amortization payments	(18,164,625)	—	(18,164,625)
Total loans held at carrying value at December 31, 2025	$259,626,556	$(6,001,437)	$253,625,119

The following table presents changes in loans held at carrying value as of and for the year ended December 31, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2023	$314,376,929	$(13,111,531)	$301,265,398
New fundings	128,796,860	(3,474,893)	125,321,967
Accretion of original issue discount	—	7,841,345	7,841,345
Loan repayments	(46,126,637)	—	(46,126,637)
Sale of loans	(90,000,000)	251,662	(89,748,338)
PIK interest	2,006,992	—	2,006,992
Loan amortization payments	(7,298,353)	—	(7,298,353)
Total loans held at carrying value at December 31, 2024	$301,755,791	$(8,493,417)	$293,262,374
As of December 31, 2025 and 2024, the Company had two loans held at carrying value on nonaccrual status, with a total amortized cost of approximately $88.8 million and $89.3 million, respectively. During the year ended December 31, 2025, the Company recognized interest income of $0.7 million on loans on nonaccrual status.
The Company placed the loan with Private Company P on nonaccrual status effective June 1, 2025. In July 2025, AFC Agent delivered a notice of default and acceleration to Private Company P based on certain payment defaults, including the failure to make its interest payment when due on July 1, 2025. In November 2025, the Company and AFC Agent entered into a mutual release and settlement agreement with Private Company P and other related parties to resolve various claims and counterclaims among the parties relating to, among other things, the Company’s credit facility with Private Company P and the underlying loan collateral. In connection with the settlement and release, the Company received a settlement amount of approximately $10.0 million, with $6.0 million of the settlement payment to be financed by the Company via a new loan to Private Company W at a 10% interest rate, which is held at fair value. The new loan will be secured by a second priority lien on the borrower’s real property and a first priority lien on certain of the borrower’s equipment and other personal property. The new loan is to be repaid over a term of three years (subject to a one-year extension), with monthly cash payments of principal and interest. At the time of write-off, the loan with Private Company P had an outstanding principal balance of approximately $15.6 million and the Company’s net carrying value of its non-performing loan with Private Company P was approximately $10.0 million, which was net of a $5.3 million CECL Reserve. During the fourth quarter of 2025, the Company realized a taxable loss of approximately $5.3 million and wrote off the CECL Reserve of $5.3 million.
The Company placed Subsidiary of Private Company G on nonaccrual status effective December 1, 2023. As of December 31, 2025, the loan with Subsidiary of Private Company G had an outstanding principal amount of approximately $78.8 million and an amortized cost of approximately $77.3 million, respectively. During the year ended December 31, 2025, the Company recognized interest income of approximately $0.7 million related to this loan, which was received in cash. As full recovery of principal and accrued interest is doubtful, future cash receipts received in accordance with terms of the forbearance agreement are accounted for under the cost recovery method. During the year ended December 31, 2025, approximately $0.4 million of contractual interest payments were received and applied as a reduction to this loan’s amortized cost. AFC Agent, on our behalf and the other lenders, initiated a foreclosure proceeding on Subsidiary of Private Company G. Foreclosure processes are often lengthy and expensive. Results of foreclosure processes may be uncertain, as claims may be asserted by the relevant borrower or by other creditors or investors in such borrower that interfere with enforcement of our rights, such as claims that challenge the validity or enforceability of the loan or the priority or perfection of the Company’s security interests. Because these actions are in their early stages, no reasonable estimate of possible outcomes of recovery resulting from these legal actions can be made at this time.
The Company placed Private Company K on nonaccrual status effective December 1, 2023, which has an outstanding principal amount of approximately $12.2 million and an amortized cost of approximately $11.5 million as of December 31, 2025. During the year ended December 31, 2025, the Company recognized no interest income related to this loan.

A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of December 31, 2025 is as follows:

	Collateral Location	Collateral Type (1)	Outstanding Principal (2)	Original Issue Discount	Carrying Value (2)	Interest Rate		Maturity Date (3)	Payment Terms (4)

Sub. of Private Co. G	NJ, PA	C, D	$78,768,556	$(1,444,847)	$77,323,709	12.5%	(5)	5/1/2026	I/O
Private Co. K	MA	C, D	12,195,762	(682,619)	11,513,143	17.7%	(6)	5/3/2027	P/I
Private Co. L	OH	C, D	25,146,957	(117,433)	25,029,524	13.0%	(7)	5/1/2026	P/I
Private Co. M	AZ	D	23,599,497	(931,092)	22,668,405	9.0%	(8)	7/31/2026	P/I
Private Co. N - Real Estate	FL	C, D	19,327,505	(438,955)	18,888,550	12.5%	(9)	4/1/2028	P/I
Private Co. N - Non-Real Estate	FL	C, D	17,200,000	(387,000)	16,813,000	12.5%	(10)	4/1/2028	P/I
Private Co. O	AZ, MD, MO, NJ, NV, NY, OH, OR, Canada	C	5,358,890	(247,159)	5,111,731	13.5%	(11)	6/1/2028	P/I
Private Co. Q	GA	C, D	7,479,626	(293,333)	7,186,293	13.8%	(12)	9/1/2028	P/I
Private Co. R	MD	C, D	33,179,518	(487,568)	32,691,950	12.0%	(13)	11/1/2027	P/I
Private Co. U	GA, OH	C, D	15,000,000	(263,514)	14,736,486	14.0%	(14)	3/1/2028	P/I
Sub of Private Co. V	MO, OH, UT	C, D	12,370,245	(341,250)	12,028,995	14.0%	(15)	4/1/2029	P/I
Sub. of Public Co. S	FL, IL, MA, NY, OH, PA	C, D	10,000,000	(366,667)	9,633,333	12.5%	(16)	8/13/2030	I/O
Total loans held at carrying value			$259,626,556	$(6,001,437)	$253,625,119
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
(12)Base interest rate of 8.75% plus SOFR (SOFR floor of 5.0%).
(13)Base interest rate of 7.5% plus SOFR (SOFR floor of 4.5%).
(14)Base interest rate of 14.0%.
(15)Base interest rate of 12.5% and PIK interest rate of 1.5%.
(16)Base interest rate of 12.5%.
5.    LOAN RECEIVABLE HELD AT CARRYING VALUE
As of December 31, 2025 and 2024, the Company’s portfolio included zero and one loan receivable held at carrying value, respectively. The originated commitment under this loan was $4.0 million and outstanding principal was zero and $1.9 million as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, the Company received $0.1 million of principal repayments of loan receivable held at carrying value.

The following table presents changes in loans receivable as of and for the year ended December 31, 2025:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2024	$1,897,324	$(1,686)	$1,895,638
Loan repayments	(118,392)	—	(118,392)
Loan write-off	(1,778,932)	1,686	(1,777,246)
Total loan receivable held at carrying value at December 31, 2025	$—	$—	$—
The following table presents changes in loans receivable as of and for the year ended December 31, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loan receivable held at carrying value at December 31, 2023	$2,041,744	$(1,686)	$2,040,058
Loan repayments	(144,420)	—	(144,420)
Total loan receivable held at carrying value at December 31, 2024	$1,897,324	$(1,686)	$1,895,638
Effective October 1, 2022, the Company placed Public Company A equipment loan receivable on nonaccrual status. During the year ended December 31, 2025, the Company recognized no interest income related to this loan. Payments received were accounted for under the cost recovery method and applied as a reduction to the amortized cost of the Public Company A equipment loan. Prior to the write-off, the equipment loan with Public Company A had an outstanding principal balance of approximately $1.8 million and amortized cost of approximately $1.8 million. Based on discussions with the collateral agent, no other proceeds were expected and the Company deemed the remaining balance on the loan with Public Company A to be uncollectible. Prior to the write-off, the loan receivable had a CECL Reserve that was fully reserved for. During the year ended December 31, 2025, the Company wrote off $1.8 million, which was equal to the carrying value of the loan receivable, excluding the CECL Reserve at the time the loan was written off.
6.    CURRENT EXPECTED CREDIT LOSSES
As of December 31, 2025 and 2024, the Company’s CECL Reserve for its loans held at carrying value and loan receivable held at carrying value was approximately $46.1 million and $30.6 million, respectively, or 18.19% and 10.36%, respectively, of the Company’s total loans held at carrying value and loan receivable held at carrying value of approximately $253.6 million and $295.2 million, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $46.1 million and $30.4 million, respectively, and a liability for unfunded commitments of approximately $0.1 million and $0.2 million, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur and, if funded, the expected credit loss on the funded portion when determining the amount to allocate to its CECL Reserve.

Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value and loan receivable held at carrying value as of and for the years ended December 31, 2025 and 2024 was as follows:

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2024	$30,419,677	$166,702	$30,586,379
Provision for (reversal of) current expected credit losses	22,680,939	(90,233)	22,590,706
Write-offs	(7,040,778)	—	(7,040,778)
Recoveries	—	—	—
Balance at December 31, 2025	$46,059,838	$76,469	$46,136,307

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2023	$26,309,450	$115,473	$26,424,923
Provision for (reversal of) current expected credit losses	4,110,227	51,229	4,161,456
Write-offs	—	—	—
Recoveries	—	—	—
Balance at December 31, 2024	$30,419,677	$166,702	$30,586,379
(1)As of December 31, 2025 and 2024, the CECL Reserve related to outstanding balances on loans held at carrying value and loan receivable held at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)As of December 31, 2025 and 2024, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.
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
As of December 31, 2025, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value and loan receivable held at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2025	2024	2023	2022	2021	2020	Total
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	36,398,814	80,691,524	22,668,405	25,029,524	—	—	164,788,267
4	—	—	—	—	—	—	—
5	—	—	—	11,513,143	77,323,709	—	88,836,852
Total	$36,398,814	$80,691,524	$22,668,405	$36,542,667	$77,323,709	$—	$253,625,119

Gross write-offs	$—	$(5,263,532)	$—	$—	$—	$(1,777,246)	$(7,040,778)
During the year ended December 31, 2025, the Company resolved two loans that were on nonaccrual status during 2025. In connection with the resolutions, the Company incurred write-offs of approximately $7.0 million.
During the year ended December 31, 2025, the Company deemed its equipment loan receivable with Public Company A uncollectible and wrote off the remaining balance and related CECL Reserve of $1.8 million. At the time of write-off, the equipment loan with Public Company A had an outstanding principal balance of approximately $1.8 million and amortized cost of approximately $1.8 million. Prior to the write-off, the loan receivable had a risk rating of “5” and was fully reserved for.
During the year ended December 31, 2025, the Company settled its non-performing loan with Private Company P and wrote off the related CECL Reserve of $5.3 million. The loan with Private Company P was placed on nonaccrual status effective June 1, 2025 after certain payment defaults and had a risk rating of “5”. The $5.3 million write-off was equal to the CECL Reserve at the time of resolution. The loan with Private Company P had an outstanding principal balance of approximately $15.6 million and the Company’s net carrying value of its non-performing loan with Private Company P was approximately $10.0 million, which was net of the $5.3 million CECL Reserve at the time of resolution.
7.    INTEREST RECEIVABLE
The following table summarizes the interest receivable by the Company as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Interest receivable	$859,123	$1,923,914
PIK receivable	15,977	40,000
Unused fees receivable	24,282	18,983
Total interest receivable	$899,382	$1,982,897
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

The Revolving Credit Facility contains aggregate commitments of $60.0 million from two FDIC-insured banking institutions (which may be increased up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 4.50%, as provided in the Revolving Credit Agreement, payable in cash in arrears. In connection with entering the Revolving Credit Agreement, the Company incurred a one-time commitment fee expense of approximately $0.5 million, which was included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the facility. The Company is required to pay certain fees to the agent and the lenders under the Revolving Credit Agreement, including a $75.0 thousand agent fee payable to the agent and a 0.25% per annum loan fee payable ratably to the lenders, in each case, payable on the closing date and on the annual anniversary thereafter. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears, which is included within interest expense in the Company’s consolidated statements of operations. Based on the terms of the Revolving Credit Agreement, the unused line fee is waived if our average revolver usage exceeds the minimum amount required per the Revolving Credit Agreement. During the year ended December 31, 2025, the Company incurred an unused line fee of approximately $134.1 thousand. No unused line fee was incurred in the prior year, as the Company’s estimated average cash balance exceeded the minimum balance required to waive the unused line fee.
The obligations of the Company under the Revolving Credit Facility are secured by certain assets of the Company comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, the Company is subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.5 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of the Company and its subsidiaries. To the best of our knowledge, as of December 31, 2025, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
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
In June 2025, the Company entered into Amendment Number Five to the Loan and Security Agreement (“Amendment Number Five”), by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative party thereto. Amendment Number Five, among other things increased the commitment from the lenders by $20.0 million to a total aggregate commitment of $50.0 million.
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
As of December 31, 2025 and 2024, outstanding borrowings under the Revolving Credit Facility were $21.0 million and $60.0 million, respectively, and $29.0 million and zero were available for borrowing as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the interest rate on the Company’s borrowings under the Revolving Credit Facility was 7.25% and 8.00%, respectively.

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
As December 31, 2024, outstanding borrowings under the AFCF Credit Facility were $40.0 million and no amounts available for borrowing. As of December 31, 2025, the AFCF Credit Facility had been terminated and no amounts were outstanding or available for borrowing thereunder.
TCGSL
In January 2026, the Company entered into an unsecured revolving credit agreement (the “TCGSL Credit Agreement”), by and among the Company, as borrower, the lenders party thereto from time to time, and TCGSL LLC, as agent and lender. TCGSL is wholly owned by Leonard M. Tannenbaum, Chairman of the Company’s Board of Directors. The TCGSL Credit Agreement provides for an unsecured revolving credit facility (the “TCGSL Credit Facility”) with a $20.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the TCGSL Credit Agreement. Interest is payable on the TCGSL Credit Facility at a rate per annum equal to 8.5% and matures on August 1, 2028.
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
During the year ended December 31, 2025, the Company repurchased $13.0 million in principal amount of the Company’s 2027 Senior Notes at 96.3% of par value, plus accrued interest. This resulted in a gain on extinguishment of debt of approximately $0.4 million, recorded within the consolidated statements of operations. No repurchases took place during the year ended December 31, 2024. As of December 31, 2025 and 2024, the Company had $77.0 million and $90.0 million in principal amount of the 2027 Senior Notes outstanding, respectively.
The 2027 Senior Notes are due on May 1, 2027. Scheduled principal payments on the 2027 Senior Notes as of December 31, 2025 are as follows:

2027 Senior Notes
Year
2026	$—
2027	77,000,000
2028	—
2029	—
2030	—
Thereafter	—
Total principal	77,000,000
Deferred financing costs included in senior notes payable	(677,507)
Senior notes payable, net	$76,322,493

	Year ended December 31, 2025
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$5,106,479	$632,687	$8,889	$5,748,055
Unused fee expense	—	134,075	—	134,075
Amortization of deferred financing costs	623,647	252,759	—	876,406
Total interest expense	$5,730,126	$1,019,521	$8,889	$6,758,536

	Year ended December 31, 2024
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$5,175,000	$117,387	$18,778	$5,311,165
Unused fee expense	—	—	—	—
Amortization of deferred financing costs	632,592	392,551	—	1,025,143
Total interest expense	$5,807,592	$509,938	$18,778	$6,336,308

9.    COMMITMENTS AND CONTINGENCIES
As of December 31, 2025 and 2024, the Company had the following commitments to fund various investments:

	As of December 31,
	2025	2024

Total loan commitments	$332,631,207	$361,278,431
Less: drawn commitments	(322,339,968)	(350,943,832)
Total undrawn commitments	$10,291,239	$10,334,599
The Company from time to time may be a party to litigation or other legal proceedings relating to claims arising from the ordinary course of business. As of December 31, 2025, the Company was not subject to any material pending legal proceedings to which the Company is a party or any of the Company’s assets are subject that could materially impact its business, financial condition or results of operations.
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
10.    SHAREHOLDERS’ EQUITY
Series A Preferred Stock
As of December 31, 2025 and 2024, the Company authorized 10,000 preferred shares and previously issued 125 of the preferred shares designated as 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). As of December 31, 2025 and 2024, there were zero shares of Series A Preferred Stock issued and outstanding, respectively.
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
Common Stock
As of December 31, 2025 and 2024, the Company authorized 50,000,000 shares of common stock at $0.01 par value per share, pursuant to the Articles of Amendment, dated March 10, 2022 (“Common Stock”). As of December 31, 2025 and 2024, 23,528,844 and 22,332,927 shares of Common Stock were issued and outstanding, respectively.
During the years ended December 31, 2025 and 2024, the Company did not issue any shares of its common stock, other than shares of common stock sold under the ATM Program (hereinafter defined) and restricted stock awards granted under the 2020 Plan.
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
At-the-Market Offering Program (“ATM Program”)
On April 5, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC and Citizens JMP Securities LLC, as Sales Agents, under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $75.0 million. Under the terms of the Sales Agreement, the Company has agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). During the year ended December 31, 2025, the Company did not sell any shares of the Company’s common stock under the Sales Agreement. At the time of termination, the Company’s remaining authorization under the Sales Agreement was approximately $47.4 million. As of December 31, 2025, the ATM Program was no longer in effect.
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

During the year ended December 31, 2025, the Company’s Board of Directors approved grants of an aggregate of 1,205,800 shares of restricted stock to the Company’s directors and certain officers, as well as certain employees of the Manager and its affiliates. The restricted stock awards granted during the year ended December 31, 2025 under the 2020 Plan are subject to vesting periods that vary from immediately vested, one-year vesting and to vesting over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date.
During the year ended December 31, 2024, the Company’s Board of Directors approved grants of an aggregate of 292,270 shares of restricted stock to the Company’s directors and certain officers, as well as certain employees of the Manager and its affiliates. The restricted stock awards granted during the year ended December 31, 2024, under the 2020 Plan contain vesting periods that vary from immediately vested to vesting over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date.
Because externally managed BDCs are not permitted under the 1940 Act to issue or have outstanding restricted stock or stock options, the Company’s Board, in advance of the Conversion, approved the accelerated vesting of its outstanding restricted stock and cancelled its outstanding stock options. The Company accounted for this modification as a Type I modification (probable to probable) and the previously remaining unrecognized compensation expense of approximately $2.8 million was fully recognized during the year ended December 31, 2025.
As of December 31, 2025, there were 1,646,127 shares of common stock granted under the 2020 Plan, underlying 900 options and 1,645,227 shares of restricted stock.
As of December 31, 2025, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2020 Plan (the “Share Limit”) equaled 4,056,381 shares, of which 2,410,254 shares remained available for future issuance under the 2020 Plan. The Share Limit increased during the year ended December 31, 2025 under the evergreen provision in the 2020 Plan in connection with the Minimum Annual Increase (as defined in the 2020 Plan) for the 2025 fiscal year. Shares that are subject to or underlie awards that expire or, for any reason, are cancelled, terminated, forfeited, fail to vest or are not paid or delivered under the 2020 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2020 Plan.
Modification of Stock Options and Restricted Stock Outstanding at Spin-Off
Stock Options
On July 9, 2024, the Company completed the separation of its CRE portfolio through the Spin-Off of SUNS. As a result, the strike price for the outstanding stock options of the Company were adjusted to give effect to the Spin-Off. All adjustments were made with the intent to preserve the intrinsic value of each award immediately before and after the Spin-Off. The Company accounted for the modification as Type I modification (probable to probable). The number of awards remained constant, while the strike prices were modified to preserve the intrinsic value of each award. The modified stock option awards otherwise retained substantially the same terms and conditions, including term and vesting provisions. The fair value of such unvested stock option awards remained constant pre- and post-Spin-Off, resulting in no incremental compensation cost. The Company recognized the remaining unrecognized compensation cost of the original stock option awards over the remaining vesting period.
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

The following table presents the assumptions used in the Black-Scholes pricing model of options granted under the 2020 Plan during the years ended December 31, 2025 and 2024:

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
Restricted Stock
Restricted stock awards originally granted under the 2020 Plan include awards granted to employees of the Manager that perform shared functions pre- and post-Spin-Off. In connection with the Spin-Off transaction and as a result of the related modification, approximately 33% of the remaining unrecognized compensation cost of unvested restricted stock awards will be recognized over the remaining vesting period of the Company’s former wholly-owned subsidiary, SUNS. The Company recognized the remaining 67% of unrecognized compensation cost of unvested restricted stock awards over the remaining vesting period.
Stock Compensation
The following table summarizes the stock-based compensation expense incurred by the Company for the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024

Stock-based compensation	$6,840,805	$1,390,978

Stock Options
The following table summarizes the (i) non-vested options granted, (ii) vested options granted, (iii) exercised and (iv) forfeited options granted for the Company’s directors and officers and employees of the Manager and its affiliates as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Non-vested	129,862	149,133
Vested	2,244,770	2,225,499
Exercised	(5,511)	(5,511)
Forfeited	(2,369,121)	(200,669)
Balance	—	2,168,452
The following tables summarize stock option activity as of and during the year ended December 31, 2025:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2024	2,168,452	$11.46
Granted	—	—
Exercised	—	—
Forfeited	(2,168,452)	11.46
Outstanding as of December 31, 2025	—	$—	0.00 years	$—
Exercisable as of December 31, 2025	—	$—	0.00 years	$—
Unvested as of December 31, 2025	—	$—	0.00 years	$—
The Company did not grant any options during the years ended December 31, 2025 and 2024. No options were exercised during the years ended December 31, 2025 and 2024.
Restricted Stock
The following table summarizes restricted stock (i) granted, (ii) vested and (iii) forfeited for the Company’s directors and officers and employees of the Manager and its affiliates as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Granted	1,689,044	483,244
Vested	(1,645,227)	(102,780)
Forfeited	(43,817)	(33,934)
Balance	—	346,530

The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The following table summarizes the restricted stock activity as of and during the year ended December 31, 2025:

	Number of shares of restricted stock	Weighted-average grant date fair value
Balance as of December 31, 2024	346,530	$8.72
Granted	1,205,800	4.01
Vested	(1,542,447)	5.04
Forfeited	(9,883)	8.74
Balance as of December 31, 2025	—	$—
The total fair value of shares vested during the years ended December 31, 2025 and 2024, was approximately $5.1 million and $0.8 million, respectively. During the year ended December 31, 2024, 292,270 shares of restricted stock were granted with a weighted-average grant date fair value of $10.95 per share. During the year ended December 31, 2024, 64,752 shares of restricted stock vested with a weighted-average grant date fair value of $14.50 per share.
As of December 31, 2025, there was no unrecognized compensation cost related to non-vested restricted stock or options.
11.    EARNINGS PER SHARE
The following information sets forth the computations of basic and diluted earnings per common share for the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024
Net (loss) income from continuing operations	$(20,673,426)	$13,862,137
Dividends paid on preferred stock	—	(7,500)
Dividends paid on unvested restricted stock	(368,921)	(440,028)
Net income from continuing operations attributable to common shareholders	(21,042,347)	13,414,609
Net income from discontinued operations	—	2,922,068
Net income attributable to common shareholders	(21,042,347)	16,336,677
Divided by:
Basic weighted average shares of common stock outstanding	22,246,019	20,821,239
Weighted average unvested restricted stock and dilutive stock options	36,765	67,741
Diluted weighted average shares of common stock outstanding	22,282,784	20,888,980

Basic earnings per share
Continuing operations	$(0.95)	$0.64
Discontinued operations	$—	$0.14
Total basic earnings per common share	$(0.95)	$0.78

Diluted earnings per share
Continuing operations	$(0.95)	$0.64
Discontinued operations	$—	$0.14
Total diluted earnings per common share	$(0.95)	$0.78
Diluted EPS was computed using the treasury stock method for stock options and restricted stock. Diluted earnings per common share excluded 1,665,057 and 1,499,209 weighted average shares of unvested restricted stock and stock options due to anti-dilutive effect for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, the potential dilutive shares due to unvested restricted stock and stock options were not included in the computation of diluted loss per share since to do so would decrease the loss per share from continuing operations.

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
The income tax (benefit) provision for the Company was approximately $(0.6) million and $0.4 million for the years ended December 31, 2025 and 2024, respectively. The income tax benefit/expense for the years ended December 31, 2025 and 2024 primarily related to activities of the Company’s taxable REIT subsidiary.
The income tax provision for the Company and TRS1 consisted of the following for the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024
Current:
Federal	$134,461	$868,300
State(a)	12,669	298,894
Total current income tax expense (benefit)	147,130	1,167,194
Total deferred income tax expense (benefit)	(648,844)	(711,653)
Excise tax	(111,665)	(7,954)
Total income tax expense (benefit), including excise tax	$(613,379)	$447,587
(a) State taxes from Arizona, Florida, Maryland, Missouri and New Jersey make up more than 50% of this category.
For the years ended December 31, 2025 and 2024, the Company did not incur United States federal excise tax expense. During the year ended December 31, 2025, the Company received a partial refund of previously paid excise tax relating to the 2023 tax year. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months. As of December 31, 2025, tax years 2022-2025 remain subject to examination by taxing authorities.
We applied ASU 2023-09 on a retrospective basis as discussed in Note 2. Accordingly, the disaggregation of rate reconciliation categories in the table below provide the disclosures required by ASU 2023-09 for the years ended December 31, 2025 and 2024. Income tax (benefit) expense for the years ended December 31, 2025 and 2024 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pre-tax income as a result of the following:

	Year ended December 31, 2025		Year ended December 31, 2024
	$	%	$	%
U.S. federal statutory tax rate	$(4,470,229)	21.0	$3,005,042	21.0
State and local income taxes, net of federal income tax effect	12,669	(0.1)	298,894	2.1
REIT income not subject to corporate income tax	(2,219,849)	10.4	(2,136,742)	(14.9)
Nontaxable items temporary differences	6,175,695	(29.0)	(711,653)	(5.0)
Federal excise tax	(111,665)	0.5	(7,954)	(0.1)
Effective tax rate	$(613,379)	2.9	$447,587	3.1
The primary difference between the Company’s statutory rate and effective tax rate is largely determined by the amount of income subject to tax by the Company’s taxable REIT subsidiary. The Company expects that its future effective tax rate will be determined in a similar manner.
The federal statutory rate was 21% for the years ended December 31, 2025 and 2024. The primary difference between the Company’s statutory rate and effective tax rate is largely determined by the amount of income subject to tax by the Company’s taxable REIT subsidiary. The Company expects that its future effective tax rate will be determined in a similar manner.
As of December 31, 2025 and 2024, the Company’s deferred tax assets were $1.4 million and $0.7 million, respectively, and are included in prepaid expenses and other assets in the Company’s consolidated balance sheets. The Company believes it is more likely than not that the deferred tax assets will be realized in the future. Realization of the deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in future years in appropriate tax jurisdictions to benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.
The Company recorded deferred tax assets related to temporary differences on the fair value adjustments of the unrealized losses of loans held in the TRS and CECL allowance on loans held in the TRS. There were no valuation allowances for deferred tax assets during the years ended December 31, 2025 and 2024.
We applied ASU 2023-09 on a retrospective basis as discussed in Note 2. Accordingly, the income taxes paid by jurisdiction (net of refunds received) in the table below provide the disclosures required by ASU 2023-09 for the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024
Income taxes paid, net of refunds:
Federal	$250,000	$868,300
Arizona	50,100	83,050
Florida	15,000	51,500
Other U.S. States	27,525	139,917
Federal excise	(131,501)	124,733
Income taxes paid (net of refunds received) during the period	$211,124	$1,267,500
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
The following tables present fair value measurements of loans held at fair value as of December 31, 2025 and 2024:

	Fair Value Measurement as of December 31, 2025
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$26,080,763	$—	$—	$26,080,763
Total	$26,080,763	$—	$—	$26,080,763

	Fair Value Measurement as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Loans held at fair value	$30,510,804	$—	$—	$30,510,804
Total	$30,510,804	$—	$—	$30,510,804
The following table presents changes in loans that use Level 3 inputs as of and for the year ended December 31, 2025:

Year ended December 31, 2025
Total loans using Level 3 inputs at December 31, 2024	$30,510,804
Change in unrealized losses on loans at fair value, net	(7,933,276)
Additional fundings	11,000,000
Original issue discount and other discounts, net of costs	(1,179,000)
Loan repayments	(6,317,765)
Total loans using Level 3 inputs at December 31, 2025	$26,080,763
The change in unrealized losses included in the consolidated statements of operations attributable to loans held at fair value, categorized as Level 3, held as of December 31, 2025 is $(7,933,276).
The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of December 31, 2025 and 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of December 31, 2025
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loans	$16,259,763	Recovery analysis	Recovery rate	31.60% - 37.90%	34.75%
Senior term loans	4,821,000	Yield analysis	Market yield	19.50% - 21.50%	20.50%
Senior term loans	5,000,000	Market quotes	Broker/dealer bids or quotes	N/A	N/A
Total investment	$26,080,763

	As of December 31, 2024
			Unobservable Input
	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Senior term loan	$30,510,804	Recovery analysis	Recovery rate	54.90% - 60.00%	57.45%
Total investment	$30,510,804

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
The following table details the carrying value and fair value of the Company’s financial instruments not recognized at fair value in the consolidated balance sheets as of December 31, 2025:

	As of December 31, 2025
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$38,605,507	$38,605,507
Loans held for investment at carrying value, net	$253,625,119	$207,805,490
Financial liabilities:
Senior notes payable, net	$76,322,493	$74,151,000
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
There was no Incentive Compensation for the year ended December 31, 2025, respectively. The Incentive Compensation for the year ended December 31, 2024 was approximately $6.8 million.
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
The following table summarizes the related party costs incurred by the Company for the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024
Affiliate Costs
Management fees	$3,782,299	$4,541,310
Less: outside fees earned	(854,432)	(947,969)
Base management fees	2,927,867	3,593,341
Incentive fees earned	—	6,768,480
General and administrative expenses reimbursable to Manager	2,384,000	2,880,680
Professional fees reimbursable to Manager	47,801	33,576
Total	$5,359,668	$13,276,077
Amounts payable to the Manager as of December 31, 2025 and 2024 were approximately $1.1 million and $3.1 million, respectively, and are recorded within Accrued management fees and incentive fees and Accrued direct administrative expenses in the Company’s consolidated Balance Sheets.
The Manager is a wholly-owned subsidiary of Castleground Holdings LLC (the “Parent Manager”). The outstanding equity of the Parent Manager is beneficially owned by certain officers as of the date of this Annual Report on Form 10-K: 72.4% by Leonard Tannenbaum, Chairman of the Board, 9.7% by Robyn Tannenbaum, President and Chief Investment Officer, 9.7% by other Tannenbaum family members and trusts, 2.9% by Bernard Berman, a member of the Company’s Investment Committee, 2.5% by Daniel Neville, Chief Executive Officer, 1.5% by Brandon Hetzel, Chief Financial Officer and Treasurer, and 1.0% by Gabriel Katz, Chief Legal Officer and Secretary.
At the August Meeting, the Board unanimously approved a series of matters intended to facilitate the Conversion. Among other things, the Board, including the Independent Directors, approved the Investment Advisory Agreement, subject to approval by the Company’s shareholders. On November 6, 2025, at the Special Meeting, the Company’s shareholders approved the Investment Advisory Agreement, which was necessary for the Company to be able to operate as a BDC under the 1940 Act. Effective January 1, 2026, the Company elected to be regulated as a BDC beginning with its taxable year ending December 31, 2026.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the Manager or its affiliates, including the Manager, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. Additionally, the Manager or its affiliates, including AFC Agent, may from time to time serve as administrative and collateral agent to the lenders under the Company’s loans. As of December 31, 2025, there were two co-invested loans held by the Company and affiliates of the Company.
Unsecured Revolving Credit Facility with Affiliate
In December 2024, the Company entered into the AFCF Credit Facility with AFC Finance LLC, an affiliate of the Company and Mr. and Mrs. Tannenbaum. The AFCF Credit Facility was terminated in April 2025. Refer to Note 8 for more information.
In January 2026, the Company entered into the TCGSL Credit Facility with TCGSL LLC, an affiliate of the Company and Mr. and Mrs. Tannenbaum. Refer to Note 8 for more information.
16.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the years ended December 31, 2025 and 2024:

Declaration Date	Record Date	Payment Date	Per Common Share Distribution Amount		Taxable Ordinary Income	Qualified Dividends	Return of Capital	Section 199A Dividends

3/4/2024	3/31/2024	4/15/2024	$0.48		$0.48	$0.07	$—	$0.41
6/13/2024	6/24/2024	7/15/2024	0.48		0.28	0.04	0.20	0.24
6/27/2024	7/8/2024	7/15/2024	0.15		0.05	0.01	0.10	0.04
9/13/2024	9/30/2024	10/15/2024	0.33		0.11	0.02	0.22	0.09
12/13/2024	12/31/2024	1/15/2025	0.33	(1)	—	—	—	—
2024 Total cash dividend			$1.77		$0.92	$0.14	$0.52	$0.78
3/11/2025	3/31/2025	4/15/2025	$0.23		$—	$—	$0.23	$—
6/13/2025	6/30/2025	7/15/2025	0.15		—	—	0.15	—
9/15/2025	9/30/2025	10/15/2025	0.15		—	—	0.15	—
2025 Total cash dividend			$0.53		$—	$—	$0.53	$—
(1)The fourth quarter 2024 dividend paid on January 15, 2025 to shareholders of record as of December 31, 2024 was taxable to shareholders in 2025 as a return of capital.
During 2024, holders of AFC Common Stock as of the close of business on July 8, 2024 (the “Record Date”) received one share of SUNS common stock for every three shares of AFC Common Stock held. For U.S. federal income tax purposes, AFC reported the fair market value of the SUNS common stock distributed per each share of AFC common stock outstanding on the Record Date was $11.00 per share.
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
The following table summarizes the financial statement lines included in net income from discontinued operations, net of tax for the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024

Interest income	$—	$4,156,335
Expenses
General and administrative expenses	—	(21,651)
Professional fees	—	(1,140,762)
(Provision for) reversal of current expected credit losses	—	(71,854)
Net income from discontinued operations, net of tax	$—	$2,922,068
During the years ended December 31, 2025 and 2024, Spin-Off costs incurred were zero and approximately $1.1 million, respectively. Prior to the completion of the Spin-Off in the third quarter of 2024, Spin-Off costs were historically presented within professional fees in the consolidated statements of operations and are now included in the measurement and presentation of discontinued operations for all periods presented.
There were no assets or liabilities classified as discontinued operations as of December 31, 2025 or 2024.
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
During the years ended December 31, 2025 and 2024, interest income earned on the Company’s portfolio was concentrated with five and three borrowers, respectively, each comprising more than 10% of consolidated interest income for an aggregate amount of $22.3 million, or 71%, and $22.7 million, or 44%, of consolidated interest income, respectively.

18.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. There were no material subsequent events, other than those described below, that required disclosure in these consolidated financial statements.
On January 1, 2026, the Company elected to be regulated as a BDC under the 1940 Act. As a result of this election, the Company became subject to the regulatory framework applicable to BDCs. The company was not regulated as a BDC during the year ended December 31, 2025, and the effects of this election are not reflected in the accompanying consolidated financial statements.
In connection with its election to be regulated as a BDC, the Company entered into a new Advisory Agreement and a new administration agreement. These agreements replaced the Management Agreement that governed the Company’s operations during the year ended December 31, 2025. The Advisory Agreement and the Administration Agreement became effective on January 1, 2026 and were not in effect during the year ended December 31, 2025. Accordingly, the accompanying consolidated financial statements do not reflect any advisory fees, incentive fees, or administrative fees payable under these agreements.
In January 2026, the Company entered into Amendment Number Six to the Revolving Credit Facility (“Amendment Number Six”), by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto. Amendment Number Six, among other things, includes provisions relevant in light of the Company’s conversion from a REIT to a BDC.
In January 2026, the Company entered into an unsecured revolving credit agreement (the “TCGSL Credit Agreement”), by and among the Company, as borrower, the lenders party thereto from time to time, and TCGSL LLC, as agent and lender. TCGSL is wholly owned by Leonard M. Tannenbaum, Chairman of the Company’s Board of Directors. The TCGSL Credit Agreement provides for an unsecured revolving credit facility (the “TCGSL Credit Facility”) with a $20.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the TCGSL Credit Agreement. Interest is payable on the TCGSL Credit Facility at a rate per annum equal to 8.5% and matures on August 1, 2028.
In January 2026, the Company was fully repaid on the loan with Private Company L at par plus accrued interest. The outstanding principal balance of the senior secured term loan on the date of repayment was approximately $25.1 million. The Company received exit fees of approximately $1.5 million upon repayment of the loan.
In January 2026, the Company was fully repaid on the loan with Private Company O at par plus accrued interest. The outstanding principal balance of the senior secured term loan on the date of repayment was approximately $5.4 million. The Company received a prepayment premium of approximately $0.2 million upon repayment of the loan.
In January 2026, the Company, entered into a $60.0 million senior secured credit facility with Private Company X, which was fully funded at closing. The loan was originated at a discount of 2.0% and matures February 1, 2031. The loan bears interest at rate of SOFR plus 8.5%, with a rate index floor of 2.75%.
In February 2026, the Company, committed $29.7 million of a $60.0 million senior secured credit facility with Private Company Y, of which $20.1 million was funded at closing. The loan was originated at a discount of 2.5% and matures February 1, 2030. The loan bears cash interest at a rate of 7.5% and 9.0% interest paid-in kind, with the option for the borrower to elect to pay cash interest at a rate of 5.5% and 13.0% interest paid-in kind until the end of the fiscal quarter following the first anniversary of the initial closing date.
In February 2026, the Company delivered a notice of default and reservation of rights to Private Company N under the credit facilities governing the real estate and non-real estate loans, following the breach of certain financial covenants. The Company is evaluating its remedies and continues discussions with Private Company N regarding the matter. No assurance can be given as to the timing or outcome of these matters.
In March 2026, the Company’s Board of Directors declared a regular cash dividend of $0.05 per outstanding share of common stock for the first quarter of 2026 to shareholders of record as of March 31, 2026, which will be paid on April 15, 2026.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2026
ADVANCED FLOWER CAPITAL INC.

	By:	/s/ Daniel Neville
Daniel Neville
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 4, 2026
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