Form 10-Q
period 2026-03-31
Advanced Flower Capital Inc.
filed 2026-05-07
CIK 1822523

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at May 1, 2026
Common stock, $0.01 par value per share	23,528,844

Index
ADVANCED FLOWER CAPITAL INC.
TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(unaudited)

As of
March 31, 2026
Assets
Non-controlled, non-affiliated investments at fair value (cost of $345,918,978)	$279,237,624
Cash and cash equivalents	112,730,935
Interest receivable	1,290,660
Prepaid expenses and other assets	1,617,704
Total assets	$394,876,923

Liabilities
Accrued interest	$2,065,620
Distribution payable	1,176,442
Management fee payable	739,247
Income based incentive fee payable	1,023,725
Accrued direct administrative expenses	717,039
Director fees payable	63,750
Accounts payable and other liabilities	823,992
Senior notes payable, net	76,448,216
Line of credit payable	106,000,000
Line of credit payable to affiliate	20,000,000
Total liabilities	209,058,031
Commitments and contingencies (Note 8)
Net assets
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 23,528,844 shares issued and outstanding at March 31, 2026	235,288
Additional paid-in capital	258,694,609
Distributable (loss) earnings	(73,111,005)
Total net assets	185,818,892

Total liabilities and net assets	$394,876,923

Net asset value per share	$7.90
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED BALANCE SHEET

As of
December 31, 2025
Assets
Loans held for investment at fair value (cost of $53,744,253)	$26,080,763

Loans held for investment at carrying value, net	253,625,119
Current expected credit loss reserve	(46,059,838)
Loans held for investment at carrying value, net of current expected credit loss reserve	207,565,281

Cash and cash equivalents	38,605,507
Interest receivable	899,382
Prepaid expenses and other assets	2,443,814
Total assets	$275,594,747

Liabilities
Accrued interest	$763,180
Current expected credit loss reserve	76,469
Accrued management and incentive fees	716,181
Accrued direct administrative expenses	374,852
Accounts payable and other liabilities	773,585
Senior notes payable, net	76,322,493
Line of credit payable	21,000,000
Total liabilities	100,026,760
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized; 0 shares issued and outstanding at December 31, 2025	—
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 23,528,844 shares issued and outstanding at December 31, 2025	235,288
Additional paid-in capital	258,694,609
Accumulated (deficit) earnings	(83,361,910)
Total shareholders’ equity	175,567,987

Total liabilities and shareholders’ equity	$275,594,747
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

Three Months Ended March 31, 2026
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$7,670,790
Payment-in-kind interest income	332,640
Other income	1,809,788
Total investment income	9,813,218
Expenses:
Interest expense	1,726,540
Management fee	973,235
Incentive fee on net investment income	1,023,725
General and administrative expenses	860,496
Director fees	63,800
Professional fees	463,911
Total expenses	5,111,707
Management fee rebate	(233,988)
Net expenses	4,877,719
Net investment income before taxes	4,935,499
Income tax expense	109,368
Net investment income	4,826,131
Net change in unrealized appreciation on investments	7,118,443
Provision for taxes on unrealized appreciation on investments	517,227
Net unrealized gain on investments, net of taxes	6,601,216
Net increase in net assets resulting from operations	$11,427,347

Per share data:
Basic and diluted net investment income per share	$0.21
Basic and diluted net increase in net assets resulting from operations per share	$0.49
Basic and diluted weighted average shares of common stock outstanding	23,528,844
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

Three Months Ended March 31, 2025
Revenue:
Interest income	$8,458,248
Interest expense	(1,815,271)
Net interest income	6,642,977
Expenses:
Management and incentive fees, net (less rebate of $128,580)	816,190
General and administrative expenses	734,957
Stock-based compensation	553,749
Professional fees	371,936
Total expenses	2,476,832
Reversal of current expected credit losses	699,424
Change in unrealized losses on loans at fair value, net	(685,478)
Net income before income taxes	4,180,091
Income tax expense	112,406
Net income	$4,067,685

Earnings per common share:
Basic	$0.18
Diluted	$0.18

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	22,097,979
Diluted weighted average shares of common stock outstanding	22,110,102
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(unaudited)

Three Months Ended March 31, 2026
Increase in net assets resulting from operations:
Net investment income	$4,826,131
Net change in unrealized appreciation on investments	6,601,216
Net increase in net assets resulting from operations	11,427,347
Distributions to shareholders:
Distributions declared ($0.05 per share)	(1,176,442)
Net decrease in net assets resulting from distributions	(1,176,442)
Total increase in net assets	10,250,905
Net assets, beginning of the period	175,567,987
Net assets, end of the period	$185,818,892
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

Three months ended March 31, 2025
	Common Stock		Additional Paid-In- Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2024	22,332,927	$223,329	$251,865,763	$(50,712,954)	$201,376,138
Stock-based compensation, net of forfeitures	263,080	2,631	551,118	—	553,749
Dividends declared on common shares ($0.23 per share)	—	—	—	(5,197,082)	(5,197,082)
Net income	—	—	—	4,067,685	4,067,685
Balance at March 31, 2025	22,596,007	$225,960	$252,416,881	$(51,842,351)	$200,800,490
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Three Months Ended March 31, 2026
Operating activities:
Net increase in net assets resulting from operations	$11,427,347
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(7,118,443)
Net accretion of discount on investments	(1,107,387)
Amortization of deferred financing costs - revolving credit facilities	44,798
Amortization of deferred financing costs - senior notes	134,473
Payment-in-kind interest	(327,524)
Purchases of investments	(78,866,344)
Proceeds from principal repayments and sale of investments	41,751,649
Changes in operating assets and liabilities:
Interest receivable	(391,278)
Prepaid expenses and other assets	802,986
Accrued interest	1,302,440
Management fee payable	23,066
Income based incentive fee payable	1,023,725
Accrued direct administrative expenses	342,187
Accounts payable and other liabilities	114,157
Net cash used in operating activities	(30,844,148)

Cash flows from financing activities:
Payment of financing costs	(30,424)
Borrowings on revolving credit facilities	188,300,000
Repayments on revolving credit facilities	(83,300,000)
Net cash provided by financing activities	104,969,576

Net increase in cash and cash equivalents	74,125,428
Cash and cash equivalents, beginning of period	38,605,507
Cash and cash equivalents, end of period	$112,730,935

Supplemental disclosure of non-cash activity:
OID withheld from funding of loans	$1,701,923
Distributions declared and not yet paid	$1,176,442

Supplemental information:
Interest paid during the period	$244,829
Income taxes paid (net of refunds received) during the period	$2,848
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Three Months Ended March 31, 2025
Operating activities:
Net income	$4,067,685
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of current expected credit losses	(699,424)
Change in unrealized losses on loans at fair value, net	685,478
Accretion of deferred loan original issue discount and other discounts	(873,806)
Amortization of deferred financing costs - revolving credit facility	109,341
Amortization of deferred financing costs - senior notes	155,699
Stock-based compensation	553,749
Payment-in-kind interest	(118,869)
Changes in operating assets and liabilities:
Interest receivable	166,813
Prepaid expenses and other assets	(98,710)
Accrued interest	1,405,842
Accrued management and incentive fees, net	(1,116,056)
Accrued direct administrative expenses	(628,984)
Accounts payable and other liabilities	312,616
Net cash provided by operating activities	3,921,374

Cash flows from investing activities:
Issuance of and fundings on loans	(15,472,181)
Funding to title agent for loan closing	(10,080,000)
Principal repayment of loans	6,474,523
Net cash used in investing activities	(19,077,658)

Cash flows from financing activities:
Payment of financing costs	(16,007)
Borrowings on revolving credit facilities	26,500,000
Repayments on revolving credit facilities	(104,250,000)
Dividends paid to common shareholders	(7,369,866)
Net cash used in financing activities	(85,135,873)

Net decrease in cash and cash equivalents	(100,292,157)
Cash and cash equivalents, beginning of period	103,610,460
Cash and cash equivalents, end of period	$3,318,303

Supplemental disclosure of non-cash activity:
OID withheld from funding of loans	$375,000
Dividends declared and not yet paid	$5,197,082

Supplemental information:
Interest paid during the period	$144,389
Income taxes paid during the period	$138
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(unaudited)

Company(1)(2)		Reference Rate and Spread(3)	Interest Rate(3)	Maturity Date(4)	Principal(5)(6)	Amortized Cost(5)	Fair Value(7)	% of Net Assets

Non-controlled, non-affiliated debt investments
Cannabis
Devi Holdings Inc.	(8)(9)	Cash 13.00% + 2.50% PIK	15.5%	5/8/2024	$40,556,807	$37,689,376	$17,763,882
MI Opportunity Fund I, LLC		Fixed	10.0%	12/8/2028	5,843,241	4,664,241	4,697,089
Trulieve Cannabis Corp.		Fixed	10.5%	12/17/2030	5,000,000	5,000,000	5,000,000
Justice Cannabis Company	(9)(10)	Fixed	12.5%	5/1/2026	78,768,556	77,323,709	42,889,479
DMA Holdings (MA), LLC	(10)	SOFR + Cash 12.00% + 2.00% PIK	17.7%	5/3/2027	12,195,762	11,513,143	5,103,926
Story of Natures Medicine LLC		Fixed	9.0%	7/31/2026	22,099,497	21,567,444	21,265,240
High End Holdings LLC		SOFR + 8.00%	12.5%	4/1/2028	19,327,505	18,937,323	15,512,255
High End Holdings LLC		SOFR + 8.00%	12.5%	4/1/2028	17,200,000	16,856,000	13,804,720
Theratrue, Inc.		SOFR + 8.75%	13.8%	9/1/2028	7,970,970	7,705,137	7,702,747
Story of Maryland LLC		SOFR + 7.50%	12.0%	11/1/2027	31,457,793	31,036,712	31,275,337
Story of Ohio LLC		Fixed	14.0%	3/1/2028	14,750,000	14,516,892	14,637,900
Standard Wellness Company, LLC		Cash 12.50% + 1.50% PIK	14.0%	4/1/2029	11,633,251	11,338,678	11,468,059
Cresco Labs, LLC		Fixed	12.5%	8/13/2030	10,000,000	9,653,333	10,000,000
					276,803,382	267,801,988	201,120,634	108.2%
Insurance
BCIS AH Borrower LLC	(11)	Cash 7.50% + 9.00% PIK	16.5%	2/1/2030	20,358,000	19,876,990	19,876,990	10.7%
Commercial & Professional Services
STAT Buyer, LLC		SOFR + 8.50%	12.2%	2/1/2031	59,400,000	58,240,000	58,240,000	31.3%

Total investments					$356,561,382	$345,918,978	$279,237,624	150.2%
(1)The Company’s investments are all first lien senior term loans that are geographically located in the United States.
(2)All debt investments are income producing unless otherwise indicated.
(3)As of March 31, 2026, the floating benchmark rate included one-month Secured Overnight Financing Rate (“SOFR”) quoted at 3.7% and subject to a weighted average floor of 3.8% based on outstanding principal.

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
(5)The difference between the amortized cost and the outstanding principal amount of the investments consists of unaccreted original issue discount (“OID”) and loan origination costs.
(6)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. Refer to Note 8 for more information on the Company’s unfunded commitments.
(7)Refer to Note 5.
(8)Effective March 1, 2024, the Company placed the investment on nonaccrual status. The maturity date passed without repayment.
(9)Represents co-investments made with the Fund’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission (the “SEC”). Refer to Note 3 Related Party Transactions.
(10)Effective December 1, 2023, the Company placed the investment on nonaccrual status.
(11)The loan bears cash interest at a rate of 7.5% and 9.0% interest paid-in kind, with the option for the borrower to elect to pay cash interest at a rate of 5.5% and 13.0% interest paid-in kind until the end of the fiscal quarter following the first anniversary of the initial closing date.

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(unaudited)1

Company(1)(2)		Reference Rate and Spread(3)	Interest Rate(3)	Maturity Date(4)	Principal(5)(6)	Amortized Cost(5)	Fair Value(7)	% of Net Assets
Debt investments
Cannabis
Devi Holdings Inc.	(8)(9)	Cash 13.00% + 2.50% PIK	15.5%	5/8/2024	$46,790,684	$43,923,253	$16,259,763
MI Opportunity Fund I, LLC		Fixed	10.0%	12/8/2028	6,000,000	4,821,000	4,821,000
Trulieve Cannabis Corp.		Fixed	10.5%	12/17/2030	5,000,000	5,000,000	5,000,000
Justice Cannabis Company	(9)(10)	Fixed	12.5%	5/1/2026	78,768,556	77,323,709	43,907,721
DMA Holdings (MA), LLC	(10)	SOFR + Cash 12.00% + 2.00% PIK	17.7%	5/3/2027	12,195,762	11,513,143	5,451,148
Bloom Hold Co.		SOFR + 8.00%	13.0%	5/1/2026	25,146,957	25,029,524	25,029,524
Story of Natures Medicine LLC		Fixed	9.0%	7/31/2026	23,599,497	22,668,405	22,043,979
High End Holdings LLC		SOFR + 8.00%	12.5%	4/1/2028	19,327,505	18,888,550	15,775,932
High End Holdings LLC		SOFR + 8.00%	12.5%	4/1/2028	17,200,000	16,813,000	14,038,855
Gron Holdings, Inc.		SOFR + 8.50%	13.5%	6/1/2028	5,358,890	5,111,731	5,111,731
Theratrue, Inc.		SOFR + 8.75%	13.8%	9/1/2028	7,479,626	7,186,293	7,051,381
Story of Maryland LLC		SOFR + 7.50%	12.0%	11/1/2027	33,179,518	32,691,950	32,691,950
Story of Ohio LLC		Fixed	14.0%	3/1/2028	15,000,000	14,736,486	14,736,486
Standard Wellness Company, LLC		Cash 12.50% + 1.50% PIK	14.0%	4/1/2029	12,370,245	12,028,995	12,016,772
Cresco Labs, LLC		Fixed	12.5%	8/13/2030	10,000,000	9,633,333	9,633,333
Total investments					$317,417,240	$307,369,372	$233,569,575	133.0%
(1)The Company’s investments are all first lien senior term loans that are geographically located in the United States.
(2)All debt investments are income producing unless otherwise indicated.
(3)As of December 31, 2025, the floating benchmark rate included one-month Secured Overnight Financing Rate (“SOFR”) quoted at 3.7% and subject to a weighted average floor of 4.3% based on outstanding principal.
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
1 The Consolidated Schedule of Investments as of December 31, 2025 is presented for comparative purposes only and is unaudited. The Company was not regulated as a business development company as of December 31, 2025 and therefore did not include a Consolidated Schedule of Investments in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The December 31, 2025 data presented herein has been prepared by management to conform to the investment company presentation requirements of Article 6 of Regulation S-X and has not been audited in this form.

Index
(5)The difference between the amortized cost and the outstanding principal amount of the investments consists of unaccreted original issue discount (“OID”) and loan origination costs.
(6)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. Refer to Note 8 for more information on the Fund’s unfunded commitments.
(7)Refer to Note 5.
(8)Effective March 1, 2024, the Company placed the investment on nonaccrual status. The maturity date passed without repayment.
(9)Represents co-investments made with the Fund’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission (the “SEC”). Refer to Note 3 Related Party Transactions.
(10)Effective December 1, 2023, the Company placed the investment on nonaccrual status.

See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
(unaudited)
1.    ORGANIZATION
Advanced Flower Capital Inc. (the “Company” or “AFC”) is a Maryland corporation and an institutional lender that originates, structures, underwrites, and manages senior secured loans and other debt investments. The Company is externally managed by AFC Management, LLC (the “Adviser”) pursuant to an investment advisory agreement (the “Advisory Agreement”).
Effective January 1, 2026, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, the Company is now subject to the regulatory framework applicable to BDCs under the 1940 Act, including requirements relating to portfolio composition, asset coverage, affiliate transactions, governance, and compliance.
For U.S. federal income tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 2026.
The Company’s primary investment focus is on senior secured lending to lower middle market companies across industries. Prior to its election to be regulated as a BDC, the Company primarily focused on senior secured lending, including loans to cannabis industry operators in states that have legalized medical and/or adult-use cannabis. In August 2025, the Company expanded its investment strategy to include senior secured lending to companies ancillary to the cannabis industry, as well as to companies outside of the cannabis industry. These investments are generally held for investment and are typically secured, directly or indirectly, by real estate, equipment, cash flows, licenses (where applicable), and other borrower assets, depending on applicable laws and regulations governing such borrowers.
The Company operates in one operating segment. The Company’s objective is to provide attractive risk-adjusted returns over time through cash distributions and capital appreciation, primarily by sourcing, underwriting, structuring and funding loans to lower middle market companies across a broad range of industries.
The Company has formed wholly-owned subsidiaries, AFCG TRS1, LLC and TCGDL LLC, to facilitate certain investment and operational activities. The financial statements of these subsidiaries are consolidated in the Company’s consolidated financial statements.
2.    SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and results of operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”), which were prepared when the Company operated as a real estate investment trust (“REIT”) and prior to its election to be regulated as a BDC (“pre-Conversion”).
Refer to Note 2 to the Company’s Annual Report on Form 10-K for a description of the Company’s significant accounting policies. The Company has included disclosures below regarding basis of presentation and other accounting policies that (i) are required to be disclosed quarterly, (ii) have material changes or (iii) the Company views as critical as of the date of this report. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared on the accrual basis of accounting in conformity with GAAP and include the accounts of the Company and its wholly-owned subsidiaries. As of January 1, 2026, the Company is an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in ASC 946 and SEC Regulation S-X.

Index
As the Company is an investment company, portfolio investments held by the Company and its subsidiaries are not consolidated into the Consolidated Financial Statements. The portfolio investments held by the Company and its subsidiaries are included on the Statement of Assets and Liabilities as investments at fair value.
Effective January 1, 2026, the Company elected to be regulated as a BDC under the Investment Company Act of 1940 and adopted investment company accounting. As a result, the Company adopted ASC 946 from its prior accounting as a REIT to investment company accounting, which requires, among other things, that investments be carried at fair value with changes in fair value recognized in the statement of operations. Due to the prospective application of a change in accounting as required under ASC 946-10-25-3, the Company has determined that the presentation of its consolidated financial statements for periods beginning after December 31, 2025 are not comparable to the consolidated financial statements previously prepared for prior periods for which the Company did not apply ASC 946. As a result, the Company has provided separate consolidated financial statements for applicable prior periods in Item 1 of this Quarterly Report on Form 10-Q.
Reclassifications and Presentation
Effective January 1, 2026, the Company prospectively adopted ASC 946. Upon its change in status, the following significant changes and elections were made:
•Loans previously held for investment at carrying value with related current expected credit loss reserves are now measured at fair value under ASC 946. The opening balance sheet adjustment was $207,488,812. There was no impact to opening accumulated earnings related to this change;
•Inclusion of Schedule of Investments; and
•Change in presentation of Statement of Cash Flows to align with investment company activities.
The unaudited interim consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated in consolidation.
The Company’s results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may ultimately be realized for the full fiscal year ending December 31, 2026.
Valuation of Portfolio Investments
The Adviser shall value the investments owned by the Company, subject at all times to the oversight of the Company's Board of Directors (the “Board” or the “Board of Directors”). The Adviser shall follow its own written valuation policies and procedures as approved by the Board when determining valuations.
Investments for which market quotations are readily available are typically valued at such market quotations. Pursuant to Rule 2a-5 under the 1940 Act, the Board designates the Adviser as Valuation Designee to perform fair value determinations for the Company for investments that do not have readily available market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers. Generally, investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at a price that reflects such security’s fair value.
With respect to investments for which market quotations are not readily available, in particular, illiquid/hard to value assets, the Advisor will typically undertake a multi-step valuation process. The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value in accordance with US GAAP and required disclosures of fair value measurements. The fair value of a financial instrument is the amount that would be received in an orderly transaction between market participants at the measurement date. The Company determines the fair value of investments consistent with its valuation policy. The Company discloses the fair value of its investments in a hierarchy which prioritizes and ranks the level of market observability used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:
•Level 1 — Valuations based on quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.

Index
•Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 — Valuations based on inputs that are unobservable and significant to the fair value measurement.
A financial instrument’s level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuations of Level 2 investments are generally based on quotations received from pricing services, dealers or brokers. Consideration is given to the source and nature of the quotations and the relationship of recent market activity to the quotations provided.
Transfers between levels, if any, are recognized at the beginning of the reporting period in which the transfers occur. The Company evaluates the source of inputs used in the determination of fair value, including any markets in which the investments, or similar investments, are trading. When the fair value of an investment is determined using inputs from a pricing service (or principal market makers), the Company considers various criteria in determining whether the investment should be classified as a Level 2 or Level 3 investment. Criteria considered includes the pricing methodologies of the pricing services (or principal market makers) to determine if the inputs to the valuation are observable or unobservable, as well as the number of prices obtained and an assessment of the quality of the prices obtained. The level of an investment within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment.
The fair value assigned to these investments is based upon available information and may fluctuate from period to period. In addition, it does not necessarily represent the amount that might ultimately be realized upon sale. Due to inherent uncertainty of valuation, the estimated fair value of investments may differ from the value that would have been used had a ready market for the security existed, and the difference could be material.
Use of Estimates in the Preparation of Financial Statements
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the valuation of loans held for investment at fair value.
Recent Accounting Pronouncements
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
3.    RELATED PARTY TRANSACTIONS
Advisory Agreement
Effective January 1, 2026, in connection with the Company’s conversion to a BDC (the “Conversion”), the Company entered into an Advisory Agreement with the Adviser, pursuant to which the Adviser serves as the Company’s investment adviser. As of such date, the Advisory Agreement replaced the prior management agreement between the Company and AFC Management, LLC, as amended (the “Management Agreement”) (in such capacity under the Management Agreement, the “Manager”), which ceased to govern our operations as of that date, and we became managed pursuant to the Advisory Agreement and an administration agreement (the “Administration Agreement”) entered into with AFC Management, LLC (in its capacity as administrator under the Administration Agreement, the “Administrator”).
Pursuant to the Advisory Agreement, the Adviser manages the investment activities and day-to-day operations of the Company, subject to the oversight of the Board and in accordance with the requirements of the 1940 Act. The Advisory Agreement was approved by our Board of Directors, including a majority of the Directors who are not “interested persons” of the Company (as such term is defined in the 1940 Act) (the “Independent Directors”), and by our shareholders at a

Index
special meeting of shareholders held on November 6, 2025. The Advisory Agreement remains subject to the terms, conditions, and termination provisions set forth therein and to applicable requirements under the 1940 Act.
Adviser Compensation subsequent to January 1, 2026
The following compensation arrangements under the Advisory Agreement took effect on January 1, 2026.
The Adviser receives base management fees (the “Management Fee”) that are calculated at a quarterly rate of 0.375% of the average value of our average of gross assets at the end of the two most recently completed calendar quarters (excluding cash or cash equivalents but including assets purchased with borrowed funds) during the most recently completed calendar quarter; less 50% of the aggregate amount of any other fees (“Outside Fees”), including any agency fees relating to our investments, but excluding the incentive fees payable to the Adviser (as defined below) and any diligence fees paid and earned by the Adviser and paid by third parties in connection with the Adviser’s due diligence of potential investments; provided further, that the Management Fee will be calculated at an annual rate equal to 1.00% of the average value of our gross assets (excluding cash or cash equivalents but including assets purchased with borrowed funds) during the most recently completed calendar quarter that exceeds an amount equal to the product of (i) 200% and (ii) our net asset value at the end of the most recently completed calendar quarter (for purposes of this section only, the “Leverage Break Point”).
In addition to the Management Fee, pursuant to the Advisory Agreement, the Company will pay the Adviser an incentive fee consisting of two parts (the “Incentive Fees”). The first part is determined and paid quarterly based on the Company’s pre-incentive fee net investment income in respect of the current calendar quarter and the three preceding calendar quarters (or the appropriate portion thereof in the case of any of the Company’s first three calendar quarters following the effective date of the Advisory Agreement (the “Trailing Four Quarters”), and the second part is determined and payable in arrears based on net capital gains as of the end of each calendar year or upon termination of the Advisory Agreement.
(i) Income based incentive fee
Pre-incentive fee net investment income is defined as interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the Management Fee, expenses payable to the Administrator under the Administration Agreement, any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the Incentive Fees. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Adviser is not obligated to return to the Company the Incentive Fee it receives on PIK interest that is later determined to be uncollectible in cash. For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-incentive fee net investment income will be compared to a new hurdle rate (the “New Hurdle Rate”) equal to the product of (i) 1.5% per quarter (6.0% annualized) and (ii) the sum of the Company’s net assets at the beginning of each applicable calendar quarter comprising the relevant Trailing Four Quarters. The New Hurdle Rate will be calculated after making appropriate adjustments to our net asset value at the beginning of each applicable calendar quarter for all issuances by us of shares of common stock, including issuances pursuant to any dividend reinvestment plan, and distributions during the applicable calendar quarter. The Company will pay the Adviser an incentive fee based on income with respect to its pre-incentive fee net investment income as follows:
•no incentive fee based on pre-incentive fee net investment income in any calendar quarter in which the Company’s aggregate pre-incentive fee net investment income in respect of the relevant Trailing Four Quarters does not exceed the New Hurdle Rate in respect of the relevant Trailing Four Quarters;
•100% of pre-incentive fee net investment income in respect that portion of such pre-incentive fee net investment income, if any, that exceeds the New Hurdle Rate but is less than 1.8182% in any calendar quarter (7.2728% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the New Hurdle Rate but is less than 1.8182%) as the catch-up (the “New Catch-Up”). The New Catch-Up is meant to provide the Adviser with approximately 17.5% of the Company’s pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.8182% in any calendar quarter; and
•17.5% of the pre-incentive fee net investment income in respect of the relevant Trailing Four Quarters that exceeds 1.8182% in respect of the relevant Trailing Four Quarters (7.2728% annualized), which reflects that once the New Hurdle Rate is reached and the New Catch-Up is achieved, 17.5% of the pre-incentive fee net investment

Index
income in respect of the relevant Trailing Four Quarters that exceeds the New Catch-Up amounts is paid to the Adviser.
These calculations are adjusted for all issuances by the Company of shares of its common stock, including issuances pursuant to any dividend reinvestment plan and distributions during the applicable calendar quarter.
There was $1.0 million of Incentive Fees on net investment income for the three months ended March 31, 2026.
(ii) Capital gains incentive fee
The incentive fee on capital gains is calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Advisory Agreement in an amount equal to 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from January 1, 2026 (the date on which the Company elected to be regulated as a BDC under the 1940 Act) through the end of a given calendar year or upon the termination of the Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the purpose of computing the incentive fee on capital gains, the calculation methodology looks through derivative financial instruments or swaps as if the Company owned the reference assets directly. Therefore, realized gains and realized losses on the disposition of any reference assets, as well as unrealized depreciation on reference assets retained in the derivative financial instrument or swap, will be included on a cumulative basis in the calculation of the capital gains incentive fee. With respect to investments the Company held at the time of the Conversion, such investments, for purposes of calculating the capital gains incentive fee, shall have a cost basis equal to the fair market value as of the date of the Conversion.
See “Part 1, Item 1—Business—Adviser Compensation subsequent to January 1, 2026” in the Company’s Annual Report Form 10-K for the period ended December 31, 2025 for more information.
For the three months ended March 31, 2026, there was no Incentive Fees on capital gains.
Manager Compensation prior to January 1, 2026
The Manager received base management fees (the “Base Management Fee”) that were calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity (as defined in the Management Agreement), subject to certain adjustments, less 50% of the aggregate amount of any other fees (“Outside Fees”), including any agency fees relating to our loans, but excluding the Incentive Compensation (as defined below) and any diligence fees paid to and earned by the Manager and paid by third parties in connection with the Manager’s due diligence of potential loans.
In addition to the Base Management Fee, the Manager was entitled to receive incentive compensation (the “Incentive Compensation”) under the Management Agreement. Under the Management Agreement, the Company paid Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period, the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that were included in net income for the applicable reporting period, regardless of whether such items were included in other comprehensive income or loss, or in net income and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the Company’s independent directors and approved by a majority of the independent directors. See “Part 1, Item 1—Business—Management Compensation prior to January 1, 2026” in our Annual Report on Form 10-K for the period ended December 31, 2025 for more information.
There was no Incentive Compensation on Core Earnings during the three months ended March 31, 2025.
Administration Agreement
Pursuant to the Administration Agreement, the Administrator performs, or oversees or arranges for the performance of, the Company’s required administrative services, which include, among other things, providing us with office facilities, equipment, clerical, bookkeeping, compliance, and recordkeeping services. In addition, the Administrator conducts relations with custodians, depositories, transfer agents, dividend disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, and other persons in any other capacity deemed by the Administrator to be necessary and desirable. The Administrator will be responsible for the financial and other records that we are required to maintain, and under the 1940 Act, will prepare, print and disseminate reports to shareholders and reports and other materials filed with the SEC. Further, the Administrator is responsible for

Index
assisting the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.
No separate fee is paid by the Company for the services provided by the Administrator under the Administration Agreement, so long as the Adviser (or an affiliate) continues to serve as the investment adviser to the Company. Notwithstanding the foregoing, the Company will reimburse the Administrator an amount equal to the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s fair and equitable allocable share of the compensation, including annual base salary, bonus, any related withholding taxes and employee benefits, paid to personnel providing finance, tax, accounting, internal audit, legal, risk management, operations, originations, marketing, investor relations, portfolio monitoring and servicing, compliance services and other non-investment personnel of the Adviser and its affiliates as reasonably determined by the Adviser to appropriately reflect the portion of time spent devoted by such personnel to the Company’s affairs, as well as the actual cost of goods and services used for the Company and obtained by the Administrator from entities not affiliated with the Company. The Company will also reimburse the Administrator for the reasonably allocated actual costs of administrative services performed by Administrator for the operation of the Company.
The Administration Agreement has an initial term expiring on December 31, 2027 unless terminated earlier in accordance with its terms. Thereafter, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (a) the vote of the Board or the vote of a majority of the outstanding voting securities of the Company and (b) the vote of a majority of the Independent Directors.
The following table summarizes the related party costs incurred by the Company for the three months ended March 31, 2026:

Three Months Ended March 31, 2026
Affiliate Costs
Management fees before rebate	$973,235
Less: outside fees earned	(233,988)
Management fees	739,247
Incentive fee on net investment income	1,023,725
General and administrative expenses reimbursable to Adviser	685,922
Professional fees reimbursable to Adviser	20,023
Total	$2,468,917
Amounts payable to the Adviser as of March 31, 2026 was approximately $2.5 million and is recorded within management fee payable, income based incentive fee payable and accrued direct administrative expenses in the Company’s consolidated statement of assets and liabilities.
The Adviser is a wholly-owned subsidiary of Castleground Holdings LLC, a majority of the outstanding equity of which is beneficially owned by certain officers and directors as of the date of this Quarterly Report on Form 10-Q.

Index
The following table summarizes the related party costs incurred by the Company under the Management Agreement prior to the Conversion for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Affiliate Costs
Management fees	$944,770
Less: outside fees earned	(128,580)
Base management fees	816,190
Incentive fees earned	—
General and administrative expenses reimbursable to Manager	562,496
Professional fees reimbursable to Manager	6,038
Total	$1,384,724
Amounts payable to the Manager as of December 31, 2025 was approximately $1.1 million, and is recorded within accrued management fees and incentive fees and accrued direct administrative expenses in the Company’s consolidated Balance Sheets.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the Adviser or its affiliates, including the Adviser, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. Additionally, the Adviser or its affiliates, including AFC Agent LLC (“AFC Agent”), an entity wholly owned by Mr. and Mrs. Tannenbaum, may from time to time serve as administrative and collateral agent to the lenders under the Company’s loans. As of March 31, 2026, there were two co-invested loans held by the Company and affiliates of the Company.
Unsecured Revolving Credit Facility with Affiliate
In December 2024, the Company entered into the AFCF Credit Facility with AFC Finance LLC, an affiliate of the Company and Mr. and Mrs. Tannenbaum. The AFCF Credit Facility was terminated in April 2025. Refer to Note 7 for more information.
In January 2026, the Company entered into the TCGSL Credit Facility with TCGSL LLC, an affiliate of the Company and Mr. and Mrs. Tannenbaum. Refer to Note 7 for more information.
4.    INVESTMENTS
As of March 31, 2026, the Company’s investment portfolio included 15 loans, comprised of first lien senior term loans that are geographically headquartered in the United States. The aggregate commitment under these loans was approximately $375.7 million and outstanding principal was approximately $356.6 million as of March 31, 2026. For the three months ended March 31, 2026, the Company funded $80.6 million of new loans and additional principal and received approximately $41.8 million of principal repayments.
As of March 31, 2026, on a fair value basis, 59.3% of performing debt investments bore interest at a floating rate and 40.7% of performing debt investments bore interest at a fixed rate, respectively.

Index
The following table summarizes the Company’s investments as of March 31, 2026:

	As of March 31, 2026
	Amortized cost(1)	Fair Value(2)

First lien senior term loans	$345,918,978	$279,237,624
Total investments	$345,918,978	$279,237,624
(1)The difference between the amortized cost and the outstanding principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs.
(2)Refer to Note 5.
The Company uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial composition of the Company’s portfolio at fair value as of March 31, 2026 were as follows:

	As of March 31, 2026
Investment Type	Fair Value	% of Total Investments at Fair Value

Cannabis	$201,120,634	72.0%
Insurance	19,876,990	7.1%
Commercial & Professional Services	58,240,000	20.9%
Total investments	$279,237,624	100.0%
As of March 31, 2026, the Company had certain investments in three portfolio companies on nonaccrual status, which represented 23.5% of total debt investments at fair value. As of March 31, 2026, investments on nonaccrual status had an aggregate amortized cost and fair value of approximately $126.5 million and $65.8 million, respectively.
5.    FAIR VALUE
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

Index
The following table presents fair value measurements of investments and cash and cash equivalents as of March 31, 2026:

	Fair Value Measurement as of March 31, 2026
	Total	Level 1	Level 2	Level 3
First lien senior term loans	$279,237,624	$—	$—	$279,237,624
Cash and cash equivalents	112,730,935	112,730,935	—	—
Total portfolio investments, cash and cash equivalents	$391,968,559	$112,730,935	$—	$279,237,624
The following table presents fair value measurements of investments and cash and cash equivalents pre-Conversion as of December 31, 2025:

	Fair Value Measurement as of December 31, 2025
	Total	Level 1	Level 2	Level 3
First lien senior term loans	$26,080,763	$—	$—	$26,080,763
Cash and cash equivalents	38,605,507	38,605,507	—	—
Total portfolio investments, cash and cash equivalents	$64,686,270	$38,605,507	$—	$26,080,763
The following table presents changes in investments that use Level 3 inputs as of and for the three months ended March 31, 2026:

Three Months Ended March 31, 2026
Fair value, at December 31, 2025	$26,080,763
Conversion fair value adjustment(1)	207,488,812
Net change in unrealized appreciation on investments	7,118,443
Purchases of investments	78,866,344
Proceeds from principal repayments and sales of investments	(41,751,649)
Net accretion of discount on investments	1,107,387
PIK interest	327,524
Fair value, at March 31, 2026	$279,237,624
Net change in unrealized appreciation on investments still held as of March 31, 2026	$7,118,443
(1)Refer to Note 2 for more information on the Conversion.
The following table presents changes in investments that use Level 3 inputs pre-Conversion as of and for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Fair value, at December 31, 2024	$30,510,804
Change in unrealized losses on loans at fair value, net	(685,478)
Loan repayments	(1,252,941)
Fair value, at March 31, 2025	$28,572,385
Net change in unrealized losses on loans still held as of March 31, 2025	$(685,478)

Index
The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of March 31, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of March 31, 2026
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien term loan	$17,763,882	Recovery analysis	Recovery rate	39.40% - 48.20%	43.80%
	198,480,337	Yield analysis	Market yield	12.76% - 28.14%	18.08%
	15,000,000	Market quotes	Broker/dealer bids or quotes	N/A	N/A
	47,993,405	Market approach	Revenue multiple	0.40x - 0.95x	0.79x
Total investments	$279,237,624

	As of December 31, 2025
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien term loan	$16,259,763	Recovery analysis	Recovery rate	31.60% - 37.90%	34.75%
	4,821,000	Yield analysis	Market yield	19.50% - 21.50%	20.50%
	5,000,000	Market quotes	Broker/dealer bids or quotes	N/A	N/A
Total investments	$26,080,763
(1)Unobservable inputs were weighted by the relative fair value of the investments.
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

Index
The following table details the carrying value and fair value of the Company’s debt obligations not recognized at fair value in the unaudited interim consolidated statement of assets and liabilities as of March 31, 2026:

	As of March 31, 2026
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$112,730,935	$112,730,935
Financial liabilities:
Senior notes payable, net	$76,448,216	$74,305,000
The following table details the carrying value and fair value of the Company’s financial instruments not recognized at fair value in the consolidated balance sheet as of December 31, 2025:

	As of December 31, 2025
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$38,605,507	$38,605,507
Loans held for investment at carrying value, net	$253,625,119	$207,805,490
Financial liabilities:
Senior notes payable, net	$76,322,493	$74,151,000
Cash and cash equivalents have a carrying value which approximates their fair value due to the short-term nature of these instruments. The Company categorizes the fair value measurement of these assets as Level 1. The Company’s loans held for investment are measured using unobservable inputs, or Level 3 inputs. The fair value of the Company’s 2027 Senior Notes is estimated using a market bid technique based on observable inputs of the last available bid price in the market at the end of the period, or Level 2 inputs.
6.    INTEREST RECEIVABLE
The following table summarizes the interest receivable by the Company as of March 31, 2026:

As of March 31, 2026
Interest receivable	$1,267,521
PIK receivable	21,095
Unused fees receivable	2,044
Total interest receivable	$1,290,660
The following table summarizes the interest receivable by the Company pre-Conversion as of December 31, 2025:

As of December 31, 2025
Interest receivable	$859,123
PIK receivable	15,977
Unused fees receivable	24,282
Total interest receivable	$899,382
7.    DEBT
Revolving Credit Facility
On April 29, 2022, the Company entered into the Loan and Security Agreement (the “Revolving Credit Agreement”) by and among the Company, the other loan parties from time to time party thereto, the lenders party thereto, and the lead

Index
arranger, bookrunner and administrative agent party thereto, pursuant to which, the Company obtained a $80.0 million senior secured revolving credit facility (as amended from time to time, the “Revolving Credit Facility”). The Revolving Credit Facility’s initial maturity date of April 29, 2025 was extended to April 29, 2028 under Amendment Number Four to the Revolving Credit Agreement, as described further below.
As amended, the Revolving Credit Facility contains aggregate commitments of $80.0 million ($106.0 million solely during the 2026 temporary increase period (defined below) from a FDIC-insured banking institution (which may be increased up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 7.00%, as provided in the Revolving Credit Agreement, as amended, payable in cash in arrears. In connection with the Revolving Credit Agreement and related amendments, the Company incurred certain closing costs of approximately $0.1 million, which were included in prepaid expenses and other assets on the Company’s consolidated statement of assets and liabilities and amortized over the life of the Revolving Credit Facility. The Company is required to pay certain fees to the agent and the lenders under the Revolving Credit Agreement, including a $75.0 thousand agent fee payable to the agent and a 0.25% per annum loan fee payable ratably to the lenders, in each case, payable on the closing date and on the annual anniversary thereafter. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears, which is included within interest expense in the Company’s unaudited interim consolidated statement of operations. Based on the terms of the Revolving Credit Agreement, the unused line fee is waived if our average revolver usage exceeds the minimum amount required per the Revolving Credit Agreement. During the three months ended March 31, 2026 and 2025, the Company incurred an unused line fee of approximately $19.4 thousand and $56.3 thousand, approximately.
The obligations of the Company under the Revolving Credit Facility are secured by certain assets of the Company comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, the Company is subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.5 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of the Company and its subsidiaries. To the best of our knowledge, as of March 31, 2026, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
In January 2026, the Company entered into Amendment Number Six to the Loan and Security Agreement (“Amendment Number Six”), by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative party thereto. Amendment Number Six, among other things, includes provisions relevant in light of the Company’s conversion from a REIT to a BDC.
In March 2026, the Company entered into Amendment Number Seven to the Loan and Security Agreement (“Amendment Number Seven”), by and among the Company, as borrower, the lenders party thereto and the lead arranger, bookrunner and administrative agent party thereto. Amendment Number Seven, among other things, added TCGDL LLC, a subsidiary of the Company, as a borrower under the Revolving Credit Facility and amended certain provisions related to the inclusion of TCGDL LLC as a Borrower.
In March 2026, the Company entered into Amendment Number Eight to the Loan and Security Agreement (“Amendment Number Eight”), by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative party thereto. Amendment Number Eight, among other things, increased the commitment from the lenders by $56.0 million, from $50.0 million to $106.0 million, consisting of (i) a $30.0 million permanent increase in revolver commitments and (ii) a $26.0 million increase in revolver commitments during a specified temporary increase period beginning on March 27, 2026 and ending on April 10, 2026 (the “Temporary Increase Period”). Upon expiration of the Temporary Increase Period, the aggregate revolving commitments and the maximum revolver amount under the facility was automatically reduced to $80.0 million.
As of March 31, 2026 and December 31, 2025, outstanding borrowings under the Revolving Credit Facility were $106.0 million and $21.0 million, respectively, and zero and $29.0 million were available for borrowing as of March 31, 2026 and December 31, 2025, respectively. As of each of March 31, 2026 and December 31, 2025, the interest rate on the Company’s borrowings under the Revolving Credit Facility was 7.25%.
AFCF Credit Facility
In December 2024, the Company entered into an unsecured revolving credit agreement (the “AFCF Credit Agreement”), by and among the Company, as borrower, the lenders party thereto from time to time, and AFC Finance, LLC, as agent and

Index
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
As of March 31, 2026, outstanding borrowings on the TCGSL Credit Facility were $20.0 million and zero was available for borrowing. As of December 31, 2025, the TCGSL Credit Facility was not in place and no amounts were outstanding or available for borrowing thereunder.
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

Index
immediately become due and payable. These events of default are subject to a number of important exceptions and qualifications set forth in the Indenture.
As of March 31, 2026 and December 31, 2025, the Company had $77.0 million in principal amount of the 2027 Senior Notes outstanding, respectively.
The 2027 Senior Notes are due on May 1, 2027. Scheduled principal payments on the 2027 Senior Notes as of March 31, 2026 are as follows:

2027 Senior Notes
Year
2026 (remaining)	$—
2027	77,000,000
2028	—
2029	—
2030	—
Thereafter	—
Total principal	77,000,000
Deferred financing costs included in senior notes payable	(551,784)
Senior notes payable, net	$76,448,216
The following table reflects a summary of interest expense incurred during the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	2027 Senior Notes	Revolving Credit Facility	TCGSL Revolving Credit Facility	Total Borrowings

Interest expense	$1,106,875	$408,588	$12,389	$1,527,852
Unused fee expense	—	19,417	—	19,417
Amortization of deferred financing costs	134,473	44,798	—	179,271
Total interest expense	$1,241,348	$472,803	$12,389	$1,726,540
The following table reflects a summary of interest expense incurred pre-Conversion during the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	2027 Senior Notes	Revolving Credit Facility	AFCF Revolving Credit Facility	Total Borrowings

Interest expense	$1,293,750	$191,333	$8,889	$1,493,972
Unused fee expense	—	56,259	—	56,259
Amortization of deferred financing costs	155,699	109,341	—	265,040
Total interest expense	$1,449,449	$356,933	$8,889	$1,815,271

Index
8.    COMMITMENTS AND CONTINGENCIES
As of March 31, 2026, the Company had the following commitments to fund various investments:

As of March 31, 2026

Total loan commitments	$375,661,201
Less: drawn commitments	(361,215,505)
Total undrawn commitments	$14,445,696
See below for more information on the Company’s unfunded commitments:

As of March 31, 2026
Unfunded Commitment Balances
First lien delayed draw term loan:
Theratrue, Inc.	$3,029,030
Standard Wellness Company, LLC	1,750,000
BCIS AH Borrower LLC	9,666,666
Total	$14,445,696
As of December 31, 2025, the Company had the following commitments to fund various investments pre-Conversion:

As of December 31, 2025

Total loan commitments	$332,631,207
Less: drawn commitments	(322,339,968)
Total undrawn commitments	$10,291,239
See below for more information on the Company’s unfunded commitments pre-Conversion:

As of December 31, 2025
Unfunded Commitment Balances
First lien delayed draw term loan:
Theratrue, Inc.	$3,520,374
Gron Holdings, Inc.	5,141,110
Standard Wellness Company, LLC	1,629,755
Total	$10,291,239
The Company from time to time may be a party to litigation or other legal proceedings relating to claims arising from the ordinary course of business. Refer to Part II. Item 1 – Legal Proceedings for information regarding certain material developments in pending litigation during the quarter ended March 31, 2026. The Company is required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Because each of these actions are in their early stages, no reasonable estimate of possible outcomes resulting from these legal actions can be made at this time.
Historically, the Company provided loans to companies operating in the cannabis industry which involved significant risks, including the risk of strict enforcement against the Company’s borrowers on the federal illegality of cannabis, the Company’s borrowers’ inability to renew or otherwise maintain their licenses or other requisite authorizations for their

Index
cannabis operations, and such loans lack of liquidity, and the Company could lose all or part of any of the Company’s loans.
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
9.    NET ASSETS
Series A Preferred Stock
As of March 31, 2026 and December 31, 2025, the Company authorized 10,000 preferred shares designated as 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). As of March 31, 2026 and December 31, 2025, there were zero shares of Series A Preferred Stock issued and outstanding, respectively.
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
Common Stock
As of March 31, 2026 and December 31, 2025, the Company authorized 50,000,000 shares of common stock at $0.01 par value per share, pursuant to the Articles of Amendment, dated March 10, 2022 (“Common Stock”). As of March 31, 2026 and December 31, 2025, 23,528,844 shares of Common Stock were issued and outstanding, respectively.
During the three months ended March 31, 2026 and year ended December 31, 2025, the Company did not issue any shares of its common stock, other than shares of common stock sold under the ATM Program (hereinafter defined) and restricted stock awards granted under the 2020 Plan.
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

Index
On April 17, 2025, the Company filed a shelf registration statement on Form S-3 (File No. 333-286604) (the “Shelf Registration Statement”), which was declared effective on April 25, 2025. Under the Shelf Registration Statement, the Company may, from time to time, issue and sell up to $1.0 billion of the Company’s common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of the Company’s common stock or preferred stock. Following its election to be regulated as a BDC, the Company is no longer eligible to issue securities pursuant to the Shelf Registration Statement.
At-the-Market Offering Program (“ATM Program”)
On April 5, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC and Citizens JMP Securities LLC, as Sales Agents, under which the Company may, from time to time, offer and sell shares of Common Stock, having an aggregate offering price of up to $75.0 million. As of March 31, 2026, the ATM Program was no longer in effect. The ATM Program and related Sales Agreement expired in April 2025, in connection with the expiration of the Company’s Prior Shelf Registration Statement in conjunction with its election to be regulated as a BDC. The Company does not currently have an ATM Program, but may enter into a new ATM Program and related sales agreement in the future pursuant to which sales may be made under the Shelf Registration Statement.
Prior to commencing a new ATM Program, the Company would need to register the offering on a new registration statement on Form N-2, which would be subject to review and would need to be declared effective by the SEC. Under the terms of the Sales Agreement, the Company agreed to pay the Sales Agents a commission of up to 3.0% of the gross proceeds from each sale of Common Stock sold through the Sales Agents. Sales of common stock, if any, were to be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). During the three months ended March 31, 2026, the Company did not sell any shares of the Company’s common stock under the Sales Agreement. At the time of termination, the Company’s remaining authorization under the Sales Agreement was approximately $47.4 million.
Stock Incentive Plan
The Company previously established a stock incentive compensation plan (the “2020 Plan”). The 2020 Plan authorized stock options, stock appreciation rights, restricted stock, stock bonuses, stock units and other forms of awards granted or denominated in the Company’s common stock or units of common stock. The 2020 Plan maintained flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. The Company previously granted stock options and restricted stock awards to participants in the 2020 Plan. Persons eligible to receive awards under the 2020 Plan included officers or employees of the Company or any of its subsidiaries, directors of the Company, employees of the Adviser and certain directors, consultants and other service providers to the Company or any of its subsidiaries.
The Company did not grant any options and no options were exercised during the three months ended March 31, 2025. The total fair value of shares vested during the three months ended March 31, 2025, was approximately $1.1 million. During the three months ended March 31, 2025, 271,497 shares of restricted stock were granted with a weighted-average grant date fair value of $8.37 per share, and 127,944 shares of restricted stock vested with a weighted-average grant date fair value of $8.68 per share.
As of March 31, 2026, there were 1,646,127 shares of common stock granted under the 2020 Plan, underlying 900 options and 1,645,227 shares of restricted stock that had been granted under the 2020 Plan prior to Conversion.
Because externally managed BDCs are not permitted under the 1940 Act to issue or have outstanding restricted stock or stock options, the Company’s Board, in advance of the Conversion, approved the accelerated vesting of its outstanding restricted stock and cancelled its outstanding stock options. The Company accounted for this modification as a Type I modification (probable to probable).

Index
Stock Compensation
The following table summarizes the stock-based compensation expense incurred by the Company for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025

Stock-based compensation	$—	$553,749
Distributions
The following table summarizes the Company’s distributions declared during the three months ended March 31, 2026 and 2025:

Declaration Date	Record Date	Payment Date	Per Common Share Distribution Amount	Total Distribution Amount

3/11/2025	3/31/2025	4/15/2025	$0.23	$5,197,082
2025 Period Subtotal			$0.23	$5,197,082
3/2/2026	3/31/2026	4/15/2026	$0.05	$1,176,442
2026 Period Subtotal			$0.05	$1,176,442
10.    EARNINGS PER SHARE
The following information sets forth the computations of basic and diluted net increase in net assets resulting from operations per common share for the three months ended March 31, 2026:

Three Months Ended March 31, 2026
Net increase in net assets resulting from operations	$11,427,347
Basic weighted average shares of common stock outstanding	23,528,844
Basic and diluted net increase in net assets resulting from operations per common share	$0.49

Index
The following information sets forth the computations of basic and diluted earnings per common share for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Net income	$4,067,685
Dividends paid on unvested restricted stock	(114,355)
Net income attributable to common shareholders	3,953,330
Divided by:
Basic weighted average shares of common stock outstanding	22,097,979
Weighted average unvested restricted stock and dilutive stock options	12,123
Diluted weighted average shares of common stock outstanding	22,110,102
Basic earnings per common share	$0.18
Diluted earnings per common share	$0.18
Diluted EPS was computed using the treasury stock method for stock options and restricted stock. Diluted earnings per common share excluded 2,320,290 weighted average shares of unvested restricted stock and stock options due to anti-dilutive effect for the three months ended March 31, 2025.
11.    INCOME TAX
A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by the Company without jeopardizing its qualification as a REIT. TRS1 was subject to applicable United States federal, state and local income tax on its taxable income. In addition, while the Company was a REIT, it was subject to a 100% excise tax on certain transactions between it and TRS1 that were not conducted on an arm’s-length basis. The income tax provision is included in the line item income tax expense, including excise tax.
Effective January 1, 2026, in connection with the Conversion to a BDC, the Company became subject to the 1940 Act and ceased to rely on the exclusion from the definition of an “investment company” in Section 3(c)(5) of the 1940 Act. Beginning with taxable year ending December 31, 2026, the Company intends to elect to be treated as a RIC under Subchapter M of the Code. To maintain qualification as a RIC, the Company generally must distribute 90% of investment company taxable income each taxable year and meet certain source-of-income, asset diversification, and other requirements.
The income tax (benefit) provision for the Company was approximately $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. The income tax benefit/expense for the three months ended March 31, 2026 and 2025 primarily related to activities of the Company’s TRS1 subsidiary.

Index
The income tax provision for the Company and TRS1 consisted of the following for the three months ended March 31, 2026:

Three Months Ended March 31, 2026
Net investment income taxes:
Current:
Federal	$86,090
State	23,278
Excise tax	—
Total current income tax expense (benefit)	109,368
Investment valuation related taxes:
Total deferred income tax expense (benefit)	517,227
Total income tax expense (benefit), including excise tax	$626,595
The income tax provision for the Company and TRS1 pre-Conversion consisted of the following for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Current:
Federal	$100,000
State	64,981
Total current income tax expense (benefit)	164,981
Total deferred income tax expense (benefit)	(52,575)
Excise tax	—
Total income tax expense (benefit), including excise tax	$112,406
The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months. As of March 31, 2026, tax years 2022-2025 remain subject to examination by taxing authorities.
The federal statutory rate was 21% for the three months ended March 31, 2026 and 2025. The primary difference between the Company’s statutory rate and effective tax rate is largely determined by the amount of income subject to tax by TRS1. TRS1 is a corporate subsidiary that was formerly treated as a taxable REIT subsidiary prior to the Conversion. Following the Conversion, TRS1 is a taxable corporation. The Company expects that its future effective tax rate will be determined in a similar manner.
Excise Tax
For the three months ended March 31, 2026, the Company did not incur United States federal excise tax expense. As a RIC, the Company is subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If the Company does not meet the required distributions, the Company will be subject to a 4% nondeductible federal excise tax on the undistributed amount. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
Pre-Conversion Excise Tax
For the three months ended March 31, 2025, the Company did not incur United States federal excise tax expense. As previously taxed as a REIT, excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company accrued excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.

Index
Deferred Tax
As of March 31, 2026 and 2025, the Company’s deferred tax assets were $0.8 million and $1.4 million, respectively, and are included in prepaid expenses and other assets in the Company’s consolidated statements of assets and liabilities. The Company believes it is more likely than not that the deferred tax assets will be realized in the future. Realization of the deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in future years in appropriate tax jurisdictions to benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.
The Company recorded deferred tax assets related to temporary differences related to the change in unrealized appreciation and depreciation on investments held in TRS1. There were no valuation allowances for deferred tax assets during the three months ended March 31, 2026 and 2025.
12.    REPORTABLE SEGMENTS
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company generates revenue from loans to senior secured mortgage loans and other types of loans and debt securities to public and privately held lower-middle-market companies, including state law-compliant cannabis operators and ancillary cannabis companies. Businesses ancillary to the cannabis industry may include, but are not limited to, brand developers, business services providers, and equipment and consumables providers. These investments typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates. The accounting policies of the direct lending segment are the same as those described in the summary of significant accounting policies.
The presentation of financial results as one reportable segment is consistent with the way the Company operates its business and is consistent with the manner in which the Company’s Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer, evaluates performance and makes resource and operating decisions for the business. The Company has no operations outside of the United States. The Company’s portfolio exhibits similar economic characteristics, similar yields and is operated using consistent business strategies. The Company operates as one operating segment and has one reportable operating segment for activities related to direct lending.
The CODM assesses performance and evaluates the allocation of resources of the Company on a consolidated basis, based on the Company’s net income from continuing operations, which is reported on the Company’s consolidated statements of operations. The CODM is regularly provided with only the consolidated expenses, as noted on the consolidated statements of operations. Significant segment expenses are listed on the accompanying consolidated statements of operations. The measure of segment assets is reported on the consolidated statements of assets and liabilities as total assets.
The CODM uses net investment income to evaluate income generated from segment assets and in deciding the amount of distributions, as well as using net investment income as a basis for evaluating lender terms for loans with public and privately held lower-middle-market companies, including state law-compliant cannabis operators and ancillary cannabis companies.
During the three months ended March 31, 2026 and 2025, interest income earned on the Company’s portfolio was concentrated with five and five borrowers, respectively, each comprising more than 10% of consolidated interest income for an aggregate amount of $6.7 million, or 68%, and $5.9 million, or 70%, of consolidated interest income, respectively.

Index
13.    FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2026(1):

Three months ended March 31, 2026
Per Share Data(2):
Net asset value at beginning of period	$7.46
Net investment income	0.21
Net unrealized gain on investments	0.28
Net increase in net assets resulting from operations	0.49
Distributions declared	(0.05)
Total increase in net assets	0.44
Net asset value at end of period	$7.90
Per share market price, beginning of period	$2.85
Per share market price, end of period	$2.82
Total return based on market value(3)	0.70%
Total return based on net asset value(4)	6.57%
Shares outstanding at end of period	23,528,844
Ratios/Supplemental Data:
Ratio of operating expenses to average net assets(5)	10.80%
Ratio of net operating expenses to average net assets(5)	11.04%
Ratio of debt related expenses to average net assets(5)	3.82%
Ratio of net investment income to average net assets(5)	6.68%
Portfolio turnover rate(6)	16.28%
(1)Prior period financial highlights have not been presented as the Company was not regulated as a BDC under the 1940 Act prior to January 1, 2026.
(2)Per share data amount is based on the basic weighted average number of common shares outstanding for the year/period presented (except for distributions to shareholders which is based on actual rate per share).
(3)Total return equals the increase or decrease of ending market value over beginning market value, plus declared dividends per share assuming reinvestment of dividends, divided by the beginning market value. Total return does not include sales load.
(4)Total return based on net asset value is calculated as the change in net asset value per share during the period, plus declared and payable distributions per share for the period, divided by beginning net asset value per share.
(5)Amounts are annualized except for non-recurring income and expenses (other income).
(6)The portfolio turnover rate is calculated based on the lesser of purchases or sales of investments year to date divided by the average fair value of the portfolio.
14.    CURRENT EXPECTED CREDIT LOSSES
As of March 31, 2026, the Company did not have a CECL Reserve, as all investments are held at fair value.
As of December 31, 2025, the Company’s CECL Reserve for its loans held at carrying value was approximately $46.1 million, or 18.19% of the Company’s total loans held at carrying value of approximately $253.6 million, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value and loan receivable held at carrying value of approximately $46.1 million and a liability for unfunded commitments of approximately $0.1 million, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur and, if funded, the expected credit loss on the funded portion when determining the amount to allocate to its CECL Reserve.
15.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of March 31, 2026, the Company did not hold any loans at carrying value.

Index
As of December 31, 2025, the Company’s portfolio included 12 loans held at carrying value. As of December 31, 2025, the aggregate commitment under these loans was $283.5 million and outstanding principal was $259.6 million. As of December 31, 2025, approximately 46% of the Company’s loans held at carrying value had floating interest rates.
The following tables summarize the Company’s loans held at carrying value as of December 31, 2025:

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
(2)Weighted average remaining life is calculated based on the carrying value of the loans as of December 31, 2025.
16.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. There were no material subsequent events, other than those described below, that required disclosure in these unaudited interim consolidated financial statements.
In February 2026, the Company delivered a notice of default and reservation of rights to High End Holdings LLC under the credit facilities governing the real estate and non-real estate loans, following the breach of certain financial covenants. Subsequently, in April 2026, the Company entered into a forbearance agreement with High End Holdings LLC, under which the Company agreed to forbear from exercising its rights and remedies with respect to the specified defaults for a defined forbearance period, subject to High End Holdings LLC’s compliance with certain payment and other obligations. In May 2026, after failing to meet certain milestones under the forbearance agreement, the Company entered into a forbearance and modification agreement, which extended the forbearance period through June 8, 2026, subject to High End Holdings LLC’s compliance with certain payment, capital raise, and other obligations, and amended certain provisions of the credit facilities, including, but not limited to, adjusted monthly amortization payments and amended maturity date to December 15, 2027. High End Holdings LLC is current on all interest and amortization obligations under the credit facilities.
In April 2026, the Company funded the remaining unfunded commitment on our investment with BCIS AH Borrower LLC. The Company funded approximately $9.7 million of additional principal.
In April 2026, the Company committed $2.5 million to each of the notes with Kristoff Buyer, LLC and Kristoff Parent, LLC, respectively. The Company committed $2.5 million to a $50.0 million term loan as part of a $80.0 million senior secured credit facility with Kristoff Buyer, LLC, with the commitment fully funded at closing. The loan was originated at a discount of 2.0% and matures April 2031. The loan bears cash interest at a rate of SOFR plus 5.75%, with a rate index floor of 2.50%. Concurrently, the Company committed $2.5 million of a $25.0 million senior secured credit facility with Kristoff Parent, LLC, which was fully funded at closing. The loan was originated at a discount of 2.25% and matures October 2031. The loan bears cash interest at a rate of 10.0% and 3.0% interest paid-in kind, with the option for the borrower to elect to pay interest at a rate of 15.0% paid-in kind.
In May 2026, the Company’s credit facility to Justice Cannabis Company matured without repayment. The Company is pursuing all rights and remedies against the borrowers under the credit facility.

Index
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”), filed by Advanced Flower Capital Inc. (the “Company,” “AFC”, “we,” “us,” and “our”), and the information incorporated by reference herein, or made in other reports, filings with the SEC, and press releases contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. These forward-looking statements are based on our current intent, belief, expectations and views of future events. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results or performance, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “could,” “would,” “will,” “can,” “continuing,” “may,” “aim,” “intend,” “ongoing,” “plan,” “predict,” “potential,” “should,” “seeks,” “likely to” or words or phrases of similar meaning. Specifically, this Quarterly Report includes forward-looking statements regarding (i) the conversion to a business development company (“BDC”) (the “Conversion”) and the other related transactions, as well as the future financial and operating results, plans, objectives, expectations and intentions of the Company, (ii) our portfolio and strategies for the growth of our lending business; (iii) our working capital, liquidity and capital requirements; (iv) potential state and federal legislative and regulatory matters; (v) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements and/or those of our borrowers; (vi) the amount, collectability and timing of cash flows, if any, from our loans; (vii) our expected ranges of originations and repayments; (viii) estimates relating to our ability to make distributions to our shareholders in the future; and (ix) our investment strategy.
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
•actual and potential conflicts of interest with our Adviser and its affiliates;
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
•changes in the value of our loans;
•our being subject to regulations and SEC oversight as a BDC, including limits on affiliated transactions, co-investments, asset diversification requirements, and limits on issuance of debt. If we fail to comply with applicable requirements, it may adversely impact our results relative to companies that are not subject to such regulations;
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
The above list of factors is not exhaustive or necessarily in order of importance. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements.
Please see the section entitled “Risk Factors” located in our Annual Report on Form 10-K, filed with the SEC on March 4, 2026, for further discussion of these and other risks and uncertainties which could affect our future results. These forward-looking statements apply only as of the date of this report and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in SEC filings or otherwise.
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes and other information included in this Quarterly Report on Form 10-Q (the “Form 10-Q”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” in this Form 10-Q, and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Unless the context otherwise requires, the terms “AFC,” “we,” “us” or “our” refers to Advanced Flower Capital Inc.
Overview
Effective January 1, 2026, we are an externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as

Index
amended (the “1940 Act”). Advanced Flower Capital Inc. is an institutional lender that was founded in July 2020 by a veteran team of investment professionals. We are a Maryland corporation and externally managed by AFC Management, LLC (in its capacity as investment adviser, the “Adviser”) pursuant to an investment advisory agreement (the “Advisory Agreement”), and we entered into an administration agreement (the “Administration Agreement”) with AFC Management, LLC (in its capacity as administrator, the “Administrator”). We commenced operations on July 31, 2020 and completed our initial public offering (“IPO”) in March 2021.
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
We primarily originate, structure, underwrite, invest in and manage senior secured mortgage loans and other types of loans and debt securities to companies ancillary to the cannabis industry as well as companies outside of the cannabis industry. Businesses ancillary to the cannabis industry may include, but are not limited to, brand developers, business services providers, and equipment and consumables providers.
Our objective is to provide attractive risk-adjusted returns over time through cash distributions and capital appreciation, primarily by sourcing, underwriting, structuring and funding loans to lower middle market companies across a broad range of industries.
AFCG TRS1, LLC (“TRS1”), a wholly-owned subsidiary, began operating in July 2021 and was formerly treated as a taxable REIT subsidiary (a “TRS”) prior to the Conversion. TCGDL LLC (“TCGDL”), a wholly-owned subsidiary, began operating in January 2026. The financial statements of TRS1 and TCGDL are consolidated within our consolidated financial statements.
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
Beginning with its taxable year ending December 31, 2026, we intend to elect to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. Prior to the Conversion, we elected to be taxed as a REIT under Section 856 of the Code, commencing with our taxable year ended December 31, 2020 and ending with our taxable year ended December 31, 2025. During that period, we also operated our business in a manner that permitted us to rely on an exemption from registration under the 1940 Act.
Key Components of Results of Operations
Investments
Our primary investment focus is senior secured lending to lower middle market companies across industries.
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
As a BDC, we may not invest in any assets other than "qualifying assets" specified in the 1940 Act, unless, at the time the investments are made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in "eligible portfolio companies." Pursuant to rules adopted by the SEC, "eligible portfolio companies" include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

Index
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
Expenses
Except as provided for in the Advisory Agreement, investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to investment advisory fees to the Adviser pursuant to the Advisory Agreement, consisting of (i) a management fee and (ii) an incentive fee comprised of (A) an income-based incentive fee and (B) a capital gains incentive fee, and our allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement.
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
Updates to Our Loan Portfolio During the Three Months Ended March 31, 2026
In January 2026, we were fully repaid on our loan with Bloom Hold Co. at par plus accrued interest. The outstanding principal balance of the senior secured term loan on the date of repayment was approximately $25.1 million. We received exit fees of approximately $1.5 million upon repayment of the loan.
In January 2026, we were fully repaid on our loan with Gron Holdings, Inc. at par plus accrued interest. The outstanding principal balance of the senior secured term loan on the date of repayment was approximately $5.4 million. We received a prepayment premium of approximately $0.2 million upon repayment of the loan.
In January 2026, we entered into a $60.0 million senior secured credit facility with STAT Buyer, LLC which was fully funded at closing. The loan was originated at a discount of 2.0% and matures February 1, 2031. The loan bears interest at rate of SOFR plus 8.5%, with a rate index floor of 2.75%.
In February 2026, we committed $29.7 million of a $60.0 million senior secured credit facility with BCIS AH Borrower LLC, of which $20.1 million was funded at closing. The loan was originated at a discount of 2.5% and matures February 1, 2030. The loan bears cash interest at a rate of 7.5% and 9.0% interest paid-in kind, with the option for the borrower to elect to pay cash interest at a rate of 5.5% and 13.0% interest paid-in kind until the end of the fiscal quarter following the first anniversary of the initial closing date.
In March 2026, we received approximately $6.2 million in total loan payments from Devi Holdings Inc.’s receipt of certain tax credits, which was applied as a reduction to the amortized cost of the loan with Devi Holdings Inc. As of March 31, 2026, our outstanding principal balance under the Devi Holdings Inc. Credit Facility was approximately $40.6 million. AFC Agent continues to monitor the court-appointed receivership installed to maintain the borrower’s operations and maximize value for the benefit of its creditors.

Index
Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Three months ended March 31,
	2026		2025

Total investments, beginning of period	$307,369,372		$345,399,030
New investments purchased, net of discount	78,866,344		15,472,181
Proceeds from principal repayments and sales of investments	(41,751,649)		(6,474,523)
Net accretion of discount on investments	1,107,387		873,806
PIK interest	327,524		118,869
Total investments, end of period	$345,918,978	$345,918,978	$355,389,363
The following table presents certain selected information regarding our investment portfolio as of March 31, 2026:

As of March 31, 2026

Number of portfolio companies	15
Weighted average yield on debt and income producing investments, at amortized cost(1)	12.5%
Weighted average yield on debt and income producing investments, at fair value(1)	12.5%
Percentage of debt investments bearing a floating rate, at fair value	47.1%
Percentage of debt investments bearing a fixed rate, at fair value	52.9%
Percentage of debt investments on nonaccrual, at amortized cost(2)	36.6%
(1)Yield excludes investments on nonaccrual status. Computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing investments, divided by (b) the total accruing investments at amortized cost or at fair value, as applicable. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)As a percentage of total amortized cost of investments. Investments on nonaccrual represented 23.5% of total fair value of investments as of March 31, 2026.
Our investments consisted of the following:

	As of March 31, 2026
	Amortized cost(1)	Fair Value(2)	% of Total Investments at Fair Value

First lien senior term loans	$345,918,978	$279,237,624	100.0%
Total investments	$345,918,978	$279,237,624	100.0%
(1)The difference between the amortized cost and the outstanding principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs.
(2)Refer to Note 5.

Index
Portfolio Asset Quality
As part of the monitoring process, our Adviser, in its capacity as “valuation designee” under, and in accordance with, Rule 2a-5 under the 1940 Act, also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Audit and Committee grades the credit risk of all investments on a scale of 1 to 5 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (e.g., at the time of origination or acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system for our investments is as follows:

Investment Grade	Definition
1	Very Low Risk — The portfolio investment exceeds performance metrics included in original underwriting expectations.
2	Low Risk — The portfolio investment is performing consistent with expectations. Trends and risk factors are neutral to favorable.
3	Medium Risk — The portfolio investment is performing as expected at the time of underwriting, but requires closer monitoring due to industry or borrower trends and risk factors.
4	High Risk/ Potential for Loss — The portfolio investment is operating below our underwriting expectations and requires closer monitoring. Trends and risk factors are negative. Returns on our investment may soon be impaired, absent material improvement. Risk of recovery of interest exists.
5	Impaired/ Loss Likely — The portfolio investment is underperforming with expected loss of interest, and full recovery of principal is uncertain.
The risk ratings are primarily based on historical data as well as taking into account future economic conditions.
The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of March 31, 2026:

	As of March 31, 2026
Grade:	Fair Value	% of Portfolio	Number of Companies
1	$—	—%	—
2	78,116,990	28.0%	2
3	135,363,347	48.5%	10
4	—	—%	—
5	65,757,287	23.5%	3
Total	$279,237,624	100.0%	15
As of March 31, 2026, the weighted average grade of the investments in our portfolio at fair value was 3.2.
As of March 31, 2026, we had three loans on nonaccrual status, and nonaccrual investments as a percentage of total debt investments at cost and fair value were 36.6% and 23.5%, respectively.
Results of Operations for the three months ended March 31, 2026 and 2025
Due to the prospective application of a change in accounting as required under ASC 946-10-25-3, we have determined that the presentation of our consolidated financial statements for periods beginning after December 31, 2025 are not comparable to the consolidated financial statements previously prepared for prior periods for which we did not apply ASC 946.

Index
The following table summarizes our consolidated results of operations for the three months ended March 31, 2026:

Three Months Ended March 31, 2026
Total investment income	$9,813,218
Total expenses	5,111,707
Management fee rebate	(233,988)
Net expenses	4,877,719
Net investment income before taxes	4,935,499
Income tax expense	109,368
Net investment income	4,826,131
Net change in unrealized appreciation on investments	7,118,443
Provision for taxes on unrealized appreciation on investments	517,227
Net unrealized gain on investments, net of taxes	6,601,216
Net increase in net assets resulting from operations	$11,427,347
The following table summarizes our consolidated results of operations for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Revenue:
Interest income	$8,458,248
Interest expense	(1,815,271)
Net interest income	6,642,977
Expenses:
Management and incentive fees, net (less rebate of $128,580)	816,190
General and administrative expenses	734,957
Stock-based compensation	553,749
Professional fees	371,936
Total expenses	2,476,832
Reversal of current expected credit losses	699,424
Change in unrealized losses on loans at fair value, net	(685,478)
Net income before income taxes	4,180,091
Income tax expense	112,406
Net income	$4,067,685
Net increase (decrease) in net assets resulting from operations can vary from period to period due to various factors, including, but not limited to, including acquisitions, the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income

	Three months ended March 31,
	2026	2025
Interest income	$7,670,790	$8,278,488
Payment-in-kind interest income	332,640	119,900
Other income	1,809,788	59,860
Total investment income	$9,813,218	$8,458,248
Investment income. Investment income increased approximately $1.4 million, or 16%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. Interest income decreased $(0.6) million period

Index
over period primarily due to lower interest income of $(0.7) million on our loan with Justice Cannabis Company, which was on nonaccrual status in the current and prior period. While accruing debt investments outstanding principal balance increased approximately $4.0 million, comparing March 31, 2026 to March 31, 2025, the weighted average yield decreased approximately (0.1)% for the same period, based on outstanding principal, excluding loans on nonaccrual, due to a decline in benchmark interest rates. This is offset by an increase in other income of $1.7 million, driven by fees recognized associated with the loan exits of Bloom Hold Co. and Gron Holdings, Inc.
Expenses

	Three months ended March 31,
	2026	2025
Interest expense	$1,726,540	$1,815,271
Management fee	973,235	944,770
Incentive fee	1,023,725	—
General and administrative expenses	860,496	734,957
Stock-based compensation	—	553,749
Director fees	63,800	68,471
Professional fees	463,911	303,465
Total expenses	5,111,707	4,420,683
Management fee rebate	(233,988)	(128,580)
Net expenses	$4,877,719	$4,292,103
Interest expense. Interest expense decreased approximately $(0.1) million, or (4.9)%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, driven by $(0.2) million lower interest incurred on the 2027 Senior Notes due to a weighted average decrease in the 2027 Senior Notes principal outstanding of $(13.0) million relating to the repurchase of $13.0 million of our 2027 Senior Notes in the prior year. This is partially offset by an increase in the duration borrowings were outstanding on our Revolving Credit Facility, resulting in additional interest expense of $0.1 million. Average borrowings on the Revolving Credit Facility increased $13.0 million period over period, offset by a lower weighted average interest rate on borrowings of (0.75)% due to a lower benchmark rate.
Management fees. Management fees increased approximately $28.5 thousand, or 3.0%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. Following the Conversion, the compensation arrangement under the Advisory Agreement took effect as of January 1, 2026. Under the Advisory Agreement, management fees are calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, excluding cash, versus prior to the Conversion, the management fee was calculated off the Company’s Equity (as defined in the Management Agreement).
Incentive fee on net investment income. Following the Conversion, the income-based incentive fee under the Advisory Agreement took effect as of January 1, 2026. Incentive fees increased approximately $1.0 million, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. There was no incentive fee incurred during the three months ended March 31, 2025.
General and administrative expenses. General and administrative expenses increased $0.1 million, or 17.1%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
Stock-based compensation. Stock-based compensation decreased $(0.6) million, or (100.0)%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Because externally managed BDCs are not permitted under the 1940 Act to issue or have outstanding restricted stock or stock options, the Company’s Board, in advance of the Conversion, approved the accelerated vesting of its outstanding restricted stock and cancelled its outstanding stock options. Following the Conversion, there was no stock-based compensation activity.
Professional fees. Professional fees increased approximately $0.2 million, or 52.9%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, respectively.
Income tax (benefit) expense. Income tax expense on net investment income decreased $(0.1) million, or (33.7)%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The provision for taxes on

Index
unrealized appreciation on investments increased $0.6 million, driven by an increase in temporary differences relating to the net change in unrealized appreciation on investments.
Net change in unrealized appreciation (depreciation)

	Three months ended March 31,
	2026	2025
Net change in unrealized appreciation (depreciation) on investments	$7,118,443	$(685,478)
Net change in unrealized appreciation (depreciation). Investments in loans held at fair value are recorded on the trade date at cost, which reflects the amount of principal funded net of any original issue discounts. An unrealized appreciation arises when the fair value of the investment exceeds its cost and an unrealized depreciation arises when the fair value of the investment is less than its cost. The net change in unrealized appreciation on investments of approximately $7.1 million for the three months ended March 31, 2026, was driven by the net change in the valuation of the loans, which was impacted by changes in recovery rates, market yields, and revenue multiples, as well as the number of investments in our portfolio held at fair value. In the prior period, only one loan was held at fair value, compared to 15 loans held at fair value in the current period, as a result of our Conversion to a BDC on January 1, 2026.
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
As of March 31, 2026 and December 31, 2025, all of our cash was unrestricted and totaled approximately $112.7 million and $38.6 million, respectively.
As of March 31, 2026, we believe that our cash on hand, capacity available under the Revolving Credit Facility, TCGSL Credit Facility, and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
From time to time, we review opportunities to proactively manage our balance sheet by evaluating transactions that may potentially improve our overall debt profile. We are currently exploring opportunities to refinance our outstanding debt which, depending on market conditions, may occur in the near term. Our ability to refinance any of our debt will depend on market conditions and there can be no assurance as to when any such financing transactions will occur, if at all, or the terms of any such financing.
Leverage
In accordance with applicable SEC staff guidance and interpretations, effective as of January 1, 2026 we, as a BDC, are permitted to borrow amounts such that our asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). The amount of leverage that we may employ depends on our Adviser’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing.
As of March 31, 2026 and December 31, 2025, we had an aggregate amount of $203.0 million and $98.0 million, respectively, of principal debt outstanding and our asset coverage ratio was 191% and 278%, respectively.

Index
Distributions Declared Per Share
For the three months ended March 31, 2026 and 2025, we declared the following cash distributions:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Payment Date	Amount per Share	Total Amount
March 11, 2025	March 31, 2025	April 15, 2025	$0.23	$5,197,082
2025 Period Subtotal			$0.23	$5,197,082
March 2, 2026	March 31, 2026	April 15, 2026	$0.05	$1,176,442
2026 Period Subtotal			$0.05	$1,176,442
Borrowings

	As of March 31, 2026			As of December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Aggregate Principal Committed	Outstanding Principal	Carrying Value

2027 Senior Notes	$77,000,000	$77,000,000	$76,448,216	$77,000,000	$77,000,000	$76,322,493
Revolving Credit Facility(1)	106,000,000	106,000,000	106,000,000	50,000,000	21,000,000	21,000,000
TCGSL Credit Facility	20,000,000	20,000,000	20,000,000	—	—	—
Total	$203,000,000	$203,000,000	$202,448,216	$127,000,000	$98,000,000	$97,322,493
(1)Borrowings under the Revolving Credit Facility are subject to borrowing base and other restrictions.
Revolving Credit Facility
On April 29, 2022, we entered into the Revolving Credit Facility, which contained initial aggregate commitments of $60.0 million from two FDIC-insured banking institutions, (which may be increased to up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by us and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement. As amended, the Revolving Credit Facility’s initial maturity date of April 29, 2025 was extended to April 29, 2028.
As amended, the Revolving Credit Facility contains aggregate commitments of $80.0 million ($106.0 million solely during the 2026 temporary increase period (defined below)) from a FDIC-insured banking institution (which may be increased up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 7.00%, as provided in the Revolving Credit Agreement, as amended, payable in cash in arrears.
Our obligations under the Revolving Credit Facility are secured by certain assets of ours comprising of or relating to loan obligations designated for inclusion in the borrowing base. In addition, we are subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.50 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of us and our subsidiaries. To the best of our knowledge, as of March 31, 2026, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
In January 2026, we entered into Amendment Number Six to the Loan and Security Agreement (“Amendment Number Six”), by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative party thereto. Amendment Number Six, among other things, includes provisions relevant in light of our conversion from a REIT to a BDC.
In March 2026, we entered into Amendment Number Seven to the Loan and Security Agreement (“Amendment Number Seven”), by and among the Company, as borrower, the lenders party thereto and the lead arranger, bookrunner and administrative agent party thereto. Amendment Number Seven, among other things, added TCGDL LLC, a subsidiary of

Index
the Company, as a borrower under the Revolving Credit Facility and amended certain provisions related to the inclusion of TCGDL LLC as a Borrower.
In March 2026, we entered into Amendment Number Eight to the Loan and Security Agreement (“Amendment Number Eight”), by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative party thereto. Amendment Number Eight, among other things, increased the commitment from the lenders by $56.0 million, from $50.0 million to $106.0 million, consisting of (i) a $30.0 million permanent increase in revolver commitments and (ii) a $26.0 million increase in revolver commitments during a specified temporary increase period beginning on March 27, 2026 and ending on April 10, 2026 (the “Temporary Increase Period”). Upon expiration of the Temporary Increase Period, the aggregate revolving commitments and the maximum revolver amount under the facility was automatically reduced to $80.0 million.
As of March 31, 2026, outstanding borrowings under the Revolving Credit Facility were $106.0 million and zero was available for borrowing. As of March 31, 2026, the interest rate on the Company’s borrowings under the Revolving Credit Facility was 7.25%.
On April 1, 2026, we repaid $88.0 million on our outstanding debt obligations under the Revolving Credit Facility.
TCGSL Credit Facility
In January 2026, we entered into the TCGSL Credit Facility, which provides for an unsecured revolving credit facility with a $20.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the TCGSL Credit Agreement. As of March 31, 2026, outstanding borrowings on the TCGSL Credit Facility were $20.0 million and zero was available for borrowing.
On April 1, 2026, we repaid $20.0 million on our outstanding debt obligations under the TCGSL Credit Facility.
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
As of March 31, 2026, we had $77.0 million in principal amount of the 2027 Senior Notes outstanding.
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
Debt Service
As of March 31, 2026, we believe that our cash on hand, capacity available under our Revolving Credit Facility, TCGSL Credit Facility, and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.
Recent Developments
In February 2026, we delivered a notice of default and reservation of rights to High End Holdings LLC under the credit facilities governing the real estate and non-real estate loans, following the breach of certain financial covenants. Subsequently, in April 2026, we entered into a forbearance agreement with High End Holdings LLC, under which the Company agreed to forbear from exercising its rights and remedies with respect to the specified defaults for a defined forbearance period, subject to High End Holdings LLC’s compliance with certain payment and other obligations. In May 2026, after failing to meet certain milestones under the forbearance agreement, we entered into a forbearance and modification agreement, which extended the forbearance period through June 8, 2026, subject to High End Holdings LLC’s compliance with certain payment, capital raise, and other obligations, and amended certain provisions of the credit facilities, including, but not limited to, adjusted monthly amortization payments and amended maturity date to December 15, 2027. High End Holdings LLC is current on all interest and amortization obligations under the credit facilities.
In April 2026, we funded the remaining unfunded commitment on our investment with BCIS AH Borrower LLC. We funded approximately $9.7 million of additional principal.
In April 2026, we committed $2.5 million to each of the notes with Kristoff Buyer, LLC and Kristoff Parent, LLC, respectively. We committed $2.5 million to a $50.0 million term loan as part of a $80.0 million senior secured credit facility with Kristoff Buyer, LLC, with the commitment fully funded at closing. The loan was originated at a discount of 2.0% and matures April 2031. The loan bears cash interest at a rate of SOFR plus 5.75%, with a rate index floor of 2.50%. Concurrently, we committed $2.5 million of a $25.0 million senior secured credit facility with Kristoff Parent, LLC, which was fully funded at closing. The loan was originated at a discount of 2.25% and matures October 2031. The loan bears cash interest at a rate of 10.0% and 3.0% interest paid-in kind, with the option for the borrower to elect to pay interest at a rate of 15.0% paid-in kind.
In May 2026, our credit facility to Justice Cannabis Company matured without repayment. We are pursuing all rights and remedies against the borrowers under the credit facility.

Index
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of March 31, 2026 are as follows:

	As of March 31, 2026
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$14,445,696	$—	$—	$—	$14,445,696
Total	$14,445,696	$—	$—	$—	$14,445,696
As of March 31, 2026, all unfunded commitments were related to our total loan commitments and were available for funding in less than one year.
We also had the following contractual obligations as of March 31, 2026 relating to the 2027 Senior Notes:

	As of March 31, 2026
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations(1)	$4,427,500	$79,213,750	$—	$—	$83,641,250
Total	$4,427,500	$79,213,750	$—	$—	$83,641,250
(1) Amounts include projected interest payments during the period based on interest rates in effect as of March 31, 2026.
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
Critical Accounting Policies and Estimates
As of March 31, 2026, there were no significant changes in or changes in the application of our critical accounting policies or estimates from those presented in our Annual Report on Form 10-K. For a description of our critical accounting policies and estimates, see Note 2 “Significant Accounting Policies” to our consolidated financial statements. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Use of Estimates in the Preparation of Financial Statements, and Basis of Presentation.
As of January 1, 2026, we are an investment company under GAAP and follow the accounting and reporting guidance applicable to investment companies in ASC 946 and SEC Regulation S-X.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Risk Management
As a BDC regulated under the 1940 Act, we seek to manage risk exposure by closely monitoring our portfolio and actively managing financing, interest rate, credit, prepayment and convexity (a measure of the sensitivity of the duration of a loan to changes in interest rates) risks associated with holding our portfolio. Generally, with the guidance and experience of our Adviser:
•we manage our portfolio through an interactive process with our Adviser and service our self-originated loans through our Adviser’s servicer;
•we invest in a mix of floating- and fixed-rate loans to mitigate the interest rate risk associated with the financing of our portfolio;

Index
•we actively employ portfolio-wide and asset-specific risk measurement and management processes in our daily operations, including utilizing our Adviser’s risk management tools such as software and services licensed or purchased from third-parties and proprietary analytical methods developed by our Adviser; and
•we seek to manage credit risk through our due diligence process prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate. In addition, with respect to any particular target investment, prior to origination or acquisition our Adviser’s investment team evaluates, among other things, relative valuation, comparable company analysis, supply and demand trends, shape-of-yield curves, delinquency and default rates, recovery of various sectors and vintage of collateral.
Investment Valuation Risk
We evaluate our loans on a quarterly basis and fair value was determined, prior to January 1, 2026, by our Board through its independent Audit and Valuation Committee, and, beginning on January 1, 2026, by the Adviser, in its capacity as “valuation designee” under, and in accordance with, Rule 2a-5 under the 1940 Act. We used an independent third-party valuation firm to provide input in the valuation of all of our unquoted investments, which we consider along with other various subjective and objective factors in making our evaluations.
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
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private and public middle-market companies. Most of our investments will not have a readily available market price, and the fair value of such investments are valued at fair value, as determined in good faith by the Adviser, in its capacity as “valuation designee” under, and in accordance with, Rule 2a-5 under the 1940 Act, based on, among other things, the input of independent third-party valuation firms retained by the Company, and in accordance with the Adviser’s valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Interest Rate Risk
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
As of March 31, 2026, on a fair value basis, 59.3% of performing debt investments bore interest at a floating rate and 40.7% of performing debt investments bore interest at a fixed rate, respectively. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our TCGSL Credit Facility and 2027 Senior Notes bear interest at a fixed rate.
As of March 31, 2026, the weighted average floor of the investments in our portfolio based on outstanding principal was 3.8%.
Based on our March 31, 2026 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$3,752,350	$(3,180,000)	$572,350
Up 200 basis points	$2,276,829	$(2,120,000)	$156,829
Up 100 basis points	$828,025	$(1,060,000)	$(231,975)
Down 100 basis points	$(665,373)	$265,000	$(400,373)
Down 200 basis points	$(787,330)	$265,000	$(522,330)
Down 300 basis points	$(868,413)	$265,000	$(603,413)
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
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”). Based upon this evaluation, our CEO and PFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosure.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of these and other inherent limitations of control systems, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

Index
Item 1.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans.
In February 2025, AFC Agent, on behalf of the Company and the other lenders, initiated a mortgage foreclosure proceeding in connection with the forbearance agreement entered into by the Company and affiliates of the Justice Cannabis Company in March 2024 (the “2024 Justice Cannabis Company Forbearance Agreement”) over a cultivation facility owned indirectly by Justice Cannabis Company. The Company also delivered a reservation of rights letter to entities in the Justice Cannabis Company credit facility concerning the occurrence of events of default and forbearance defaults under the credit agreement and the 2024 Justice Cannabis Company Forbearance Agreement, respectively, including unpermitted payments, the failure to maintain and preserve one of Justice Cannabis Company’s cannabis licenses and its cultivation facility and its failure to cooperate with us in the foreclosure proceeding. We believe these defaults have had a material adverse impact on Justice Cannabis Company’s ability to operate its business and make payments under the credit agreement. AFC Agent is also therefore pursuing a payment guarantee from the parent company and the beneficial shareholders of Justice Cannabis Company that guaranteed the loan.
In April 2025, we and AFC Agent (collectively, the “AFC Parties”) commenced legal actions against two shareholders (the “Guarantors”) of the parent of Justice Cannabis Company in the United States District Court for the Southern District of New York asserting claims for violations of the Racketeer Influenced and Corrupt Organizations Act, breach of a shareholder guaranty, tortious interference with contract, fraud, aiding and abetting fraud, and conversion. Also in April 2025, AFC Agent commenced an action against the parent of Justice Cannabis Company (“Parent”) in New York state court asserting a claim for breach of contract arising from Parent’s failure to satisfy its obligations under a guaranty agreement related to the Company’s credit facility with Justice Cannabis Company.
In June 2025, the AFC Parties filed an amended complaint against the Guarantors, asserting claims for breach of contract, tortious interference with contract, fraud, aiding and abetting fraud, and conversion, and dismissing without prejudice the RICO cause of action. In July 2025, the Parent moved to dismiss the New York state action.
On March 17, 2026, the New York state court denied Parent’s motion to dismiss the action. On April 3, 2026, AFC Agent and Parent each moved for a stay of the action. The Court has now temporarily stayed the New York state action until the Court can resolve certain issues raised by the parties’ stay motions, which are scheduled to be argued to the Court on July 2, 2026.
On March 31, 2026, the Southern District of New York denied the Guarantors’ motion to transfer and denied their motion to dismiss the cause of action for fraud, and dismissed the remaining causes of action. That action is in discovery.
In April 2025, two Justice Cannabis Company-affiliated cannabis companies (the “Plaintiffs”) that are borrowers under the Company’s credit facility with Justice Cannabis Company filed a complaint in the United States District Court for the District of New Jersey alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, and violations of the New York Uniform Commercial Code in connection with the Company’s termination of a forbearance agreement between the parties. In May 2025, the court granted Plaintiffs’ request for a preliminary injunction, enjoining the Company from seizing any of Plaintiffs’ assets or cash or enforcing any remedy for the Justice Cannabis Company affiliates’ failure to (a) cooperate in the foreclosure proceeding on the Pennsylvania property; (b) provide annual audited financial statements for fiscal years 2023 and 2024; or (c) obtain a certificate of occupancy for the New Jersey facility by May 15, 2024. The Court did not consider Justice Cannabis Company’s failure to maintain and preserve one of its subsidiary’s cannabis licenses or its unpermitted payments. In June 2025, the AFC Parties appealed the injunction to the Third Circuit Court of Appeals, which heard oral argument on March 3, 2026. On February 23, 2026, the District Court granted the AFC Parties’ motion for summary judgment on the Amended Complaint’s fourth count, which sought declaratory relief relating to the outstanding loan balance. The credit facility to Justice Cannabis Company matured on May 1, 2026.
On September 9, 2025, a complaint was filed in the Superior Court of the State of California in Los Angeles County naming, among others, the Company, the Manager, and certain of their officers and/or directors as defendants. On September 19, 2025, an amended complaint was filed in the same action that revised certain allegations, but did not assert new causes of action or add or remove plaintiffs or defendants. The amended complaint was filed by the parent company and two subsidiaries of Justice Cannabis Company. The complaint alleges that the Company conspired with a restructuring advisory firm to mismanage the borrowers’ operations and wrongfully seize their assets during a forbearance period that followed the borrowers’ material defaults under the credit facility. The complaint alleges claims for breach of fiduciary

Index
duty, conversion, intentional interference with contract, and unjust enrichment, and seeks substantial monetary damages. On January 8, 2026, the Superior Court quashed service of summons as to the Company, Manager, and their officers and directors for lack of personal jurisdiction.
On March 26, 2026, Bloc Dispensary LLC, Hayden Gateway LLC, and JG HoldCo LLC—which are two borrowers under the credit facility to Justice Cannabis Company entities—filed suit against Leonard Tannenbaum, Robyn Tannenbaum, Daniel Neville, the Company, AFC Agent, and the Adviser in the Circuit Court for the 15th Judicial Circuit for Palm Beach County, Florida. The complaint reiterates many of the allegations in the now-dismissed complaint filed in California, including that the defendants harmed plaintiffs’ business and breached the 2024 Justice Cannabis Company Forbearance Agreement, among other alleged misconduct. Plaintiffs’ assert causes of action against all defendants for breach of fiduciary duty, tortious interference with a contractual relationship, unjust enrichment, breaches of contract, negligent hiring, and negligent retention and supervision, and seek damages, interest, costs, attorney fees, and an injunction against foreclosure.
Because each of these actions are in their early stages, no reasonable estimate of possible outcomes resulting from these legal actions can be made at this time.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report for the fiscal year ended December 31, 2025 and as disclosed in Item 1A. “Risk Factors” in subsequently filed Quarterly Reports on Form 10-Q.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
On May 4, 2026, the Company’s Board authorized a program for the purpose of repurchasing up to $5.0 million of the Company's common stock (the “Repurchase Program”) at a price equal to $3.50 per share or less. Under the Repurchase Program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time, provided that the Company complies with the prohibitions under its compliance policies and procedures adopted in accordance with Rule 38a-1 under the 1940 Act and a code of ethics adopted pursuant to Rule 17j-1 under the 1940 Act. and the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including certain price, market, volume, and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless amended or extended by the Company's Board, the Company expects the Repurchase Program to be in place until the later of such time that $5.0 million of the Company's outstanding shares of common stock have been repurchased, or May 4, 2027. During the quarter ended March 31, 2026, there were no repurchases of our common stock under the Repurchase Program.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the fiscal quarter ended March 31, 2026, none of the directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.2B
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

4.3	Form of 5.750% Senior Notes due 2027 (included in Exhibit 4.2).
10.1F	Sixth Amendment to Amended and Restated Management Agreement, dated August 13, 2025 by and between Advanced Flower Capital Inc. and AFC Management, LLC.
10.9F†	Amendment Number Six to Loan and Security Agreement, dated January 13, 2026, by and among Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.), as Borrower, and the lenders that are party thereto (filed as Exhibit 10.9F to the Company’s Current Report on Form 8-K on January 15, 2026 and incorporated herein by reference).
10.9G†*	Amendment Number Seven to the Loan and Security Agreement, dated as of March 9, 2026, by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto.
10.9H†	Amendment Number Eight to the Loan and Security Agreement, dated as of March 27, 2026, by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto (filed as Exhibit 10.9H to the Company’s Current Report on Form 8-K on March 30, 2026 and incorporated by reference herein).
10.10†	Unsecured Revolving Credit Agreement, dated as of January 27, 2026, by and between the Company, as borrower, and TCGSL LLC, as lender and agent thereto (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K on January 29, 2026 and incorporated by herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: May 7, 2026
ADVANCED FLOWER CAPITAL INC.

	By:	/s/ Daniel Neville
Daniel Neville
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter Sattelmair
Peter Sattelmair
Assistant Treasurer
(Principal Financial Officer)