Form 10-Q
period 2026-06-30
Advanced Flower Capital Inc.
filed 2026-08-13
CIK 1822523

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at August 7, 2026
Common stock, $0.01 par value per share	22,671,919

Index
ADVANCED FLOWER CAPITAL INC.
TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(unaudited)

As of
June 30, 2026
Assets
Non-controlled, non-affiliated investments at fair value (cost of $354,320,536)	$289,763,599
Cash and cash equivalents	106,508,623
Interest receivable	1,717,513
Prepaid expenses and other assets	1,728,446
Total assets	$399,718,181

Liabilities
Accrued interest	$975,398
Distribution payable	1,134,883
Management fee payable	902,372
Income based incentive fee payable	738,455
Accrued direct administrative expenses	995,450
Director fees payable	63,750
Accounts payable and other liabilities	1,036,803
Amounts payable for common stock repurchased	26,234
Senior notes payable, net	76,575,336
Line of credit payable	110,000,000
Line of credit payable to affiliate	20,000,000
Total liabilities	212,448,681
Commitments and contingencies (Note 8)
Net assets
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 22,689,438 shares issued and outstanding at June 30, 2026	226,894
Additional paid-in capital	255,928,446
Distributable (loss) earnings	(68,885,840)
Total net assets	187,269,500

Total liabilities and net assets	$399,718,181

Net asset value per share	$8.25
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
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three months ended June 30, 2026	Six months ended June 30, 2026
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$7,908,745	$15,579,535
Payment-in-kind interest income	783,060	1,115,700
Other income	—	1,809,788
Total investment income	8,691,805	18,505,023
Expenses:
Interest expense	1,921,879	3,648,419
Management fee	1,078,792	2,052,027
Incentive fee on net investment income	738,455	1,762,180
General and administrative expenses	1,017,310	1,877,806
Director fees	63,750	127,550
Professional fees	356,055	819,966
Total expenses	5,176,241	10,287,948
Management fee rebate	(176,420)	(410,408)
Net expenses	4,999,821	9,877,540
Net investment income before taxes	3,691,984	8,627,483
Income tax expense	210,696	320,064
Net investment income	3,481,288	8,307,419
Net change in unrealized appreciation on investments	2,124,417	9,242,860
Provision for taxes on unrealized appreciation on investments	(245,657)	(762,884)
Net unrealized gain on investments, net of taxes	1,878,760	8,479,976
Net increase in net assets resulting from operations	$5,360,048	$16,787,395

Per share data:
Basic and diluted net investment income per share	$0.15	$0.36
Basic and diluted net increase in net assets resulting from operations per share	$0.23	$0.72
Basic and diluted weighted average shares of common stock outstanding	23,198,863	23,362,942
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three months ended June 30, 2025	Six months ended June 30, 2025
Revenue:
Interest income	$8,061,509	$16,519,757
Interest expense	(1,858,174)	(3,673,445)
Net interest income	6,203,335	12,846,312
Expenses:
Management and incentive fees, net (less rebate of $260,742 and $389,322, respectively)	680,358	1,496,548
General and administrative expenses	845,750	1,580,707
Stock-based compensation	484,502	1,038,251
Professional fees	361,104	733,040
BDC conversion expenses	226,780	226,780
Total expenses	2,598,494	5,075,326
Provision for current expected credit losses	(15,851,566)	(15,152,142)
Change in unrealized losses on loans at fair value, net	(1,055,970)	(1,741,448)
Net loss before income taxes	(13,302,695)	(9,122,604)
Income tax benefit	(138,044)	(25,638)
Net loss	$(13,164,651)	$(9,096,966)

Earnings per common share:
Basic	$(0.60)	$(0.42)
Diluted	$(0.60)	$(0.42)

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	22,114,341	22,106,205
Diluted weighted average shares of common stock outstanding	22,116,886	22,112,769
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(unaudited)

	Three months ended June 30, 2026	Six months ended June 30, 2026
Increase in net assets resulting from operations:
Net investment income	$3,481,288	$8,307,419
Net unrealized gain on investments, net of taxes	1,878,760	8,479,976
Net increase in net assets resulting from operations	5,360,048	16,787,395
Distributions to shareholders:
Distributions declared ($0.05 and $0.10 per share, respectively)	(1,134,883)	(2,311,325)
Net decrease in net assets resulting from distributions	(1,134,883)	(2,311,325)
Share transactions:
Repurchases of common stock	(2,774,557)	(2,774,557)
Net increase in net assets from share transactions	(2,774,557)	(2,774,557)
Total increase in net assets	1,450,608	11,701,513
Net assets, beginning of the period	185,818,892	175,567,987
Net assets, end of the period	$187,269,500	$187,269,500
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

Three months ended June 30, 2025
	Common Stock		Additional Paid-In- Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2025	22,596,007	$225,960	$252,416,881	$(51,842,351)	$200,800,490
Stock-based compensation, net of forfeitures	(896)	(9)	484,511	—	484,502
Dividends declared on common shares ($0.15 per share)	—	—	—	(3,389,267)	(3,389,267)
Net loss	—	—	—	(13,164,651)	(13,164,651)
Balance at June 30, 2025	22,595,111	$225,951	$252,901,392	$(68,396,269)	$184,731,074

Six months ended June 30, 2025
	Common Stock		Additional Paid-In- Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2024	22,332,927	$223,329	$251,865,763	$(50,712,954)	$201,376,138
Stock-based compensation, net of forfeitures	262,184	2,622	1,035,629	—	1,038,251
Dividends declared on common shares ($0.38 per share)	—	—	—	(8,586,349)	(8,586,349)
Net loss	—	—	—	(9,096,966)	(9,096,966)
Balance at June 30, 2025	22,595,111	$225,951	$252,901,392	$(68,396,269)	$184,731,074
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Six months ended June 30, 2026
Operating activities:
Net increase in net assets resulting from operations	$16,787,395
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(9,242,860)
Net accretion of discount on investments	(1,891,324)
Amortization of deferred financing costs - revolving credit facilities	117,062
Amortization of deferred financing costs - senior notes	270,343
Payment-in-kind interest	(1,106,637)
Purchases of investments	(94,935,094)
Proceeds from principal repayments and sale of investments	50,981,891
Changes in operating assets and liabilities:
Interest receivable	(818,131)
Prepaid expenses and other assets	706,551
Accrued interest	212,218
Management fee payable	186,191
Income based incentive fee payable	738,455
Accrued direct administrative expenses	620,598
Accounts payable and other liabilities	326,968
Net cash used in operating activities	(37,046,374)

Cash flows from financing activities:
Payment of financing costs	(125,745)
Borrowings on revolving credit facilities	312,700,000
Repayments on revolving credit facilities	(203,700,000)
Distributions paid to common shareholders	(1,176,442)
Repurchases of common stock	(2,748,323)
Net cash provided by financing activities	104,949,490

Net increase in cash and cash equivalents	67,903,116
Cash and cash equivalents, beginning of period	38,605,507
Cash and cash equivalents, end of period	$106,508,623

Supplemental disclosure of non-cash activity:
OID withheld from funding of loans	$2,049,840
Distributions declared and not yet paid	$1,134,883
Payable for common stock repurchased	$26,234

Supplemental information:
Interest paid during the period	$3,048,796
Income taxes paid (net of refunds received) during the period	$107,792
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Six months ended June 30, 2025
Operating activities:
Net loss	$(9,096,966)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for current expected credit losses	15,152,142
Change in unrealized losses on loans at fair value, net	1,741,448
Accretion of deferred loan original issue discount and other discounts	(1,828,874)
Amortization of deferred financing costs - revolving credit facility	169,393
Amortization of deferred financing costs - senior notes	313,030
Stock-based compensation	1,038,251
Payment-in-kind interest	(266,550)
Changes in operating assets and liabilities:
Interest receivable	405,310
Prepaid expenses and other assets	(448,170)
Accrued interest	46,601
Accrued management and incentive fees, net	(1,251,888)
Accrued direct administrative expenses	(520,473)
Accounts payable and other liabilities	228,111
Net cash provided by operating activities	5,681,365

Cash flows from investing activities:
Issuance of and fundings on loans	(29,183,647)
Principal repayment of loans	25,635,763
Net cash used in investing activities	(3,547,884)

Cash flows from financing activities:
Payment of financing costs	(166,928)
Borrowings on revolving credit facilities	35,500,000
Repayments on revolving credit facilities	(125,100,000)
Dividends paid to common shareholders	(12,566,948)
Net cash used in financing activities	(102,333,876)

Net decrease in cash and cash equivalents	(100,200,395)
Cash and cash equivalents, beginning of period	103,610,460
Cash and cash equivalents, end of period	$3,410,065

Supplemental disclosure of non-cash activity:
OID withheld from funding of loans	$795,000
Dividends declared and not yet paid	$3,389,267

Supplemental information:
Interest paid during the period	$3,144,421
Income taxes paid (net of refunds received) during the period	$185,668
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(unaudited)

Company(1)(2)		Reference Rate and Spread(3)	Interest Rate(3)	Maturity Date(4)	Principal(5)(6)	Amortized Cost(5)	Fair Value(7)	% of Net Assets

Non-controlled, non-affiliated debt investments
Cannabis
Devi Holdings Inc.	(8)(9)	Cash 13.00% + 2.50% PIK	15.5%	5/8/2024	$40,556,808	$37,689,377	$18,858,916
MI Opportunity Fund I, LLC		Fixed	10.0%	12/8/2028	5,692,469	4,513,469	4,502,743
Trulieve Cannabis Corp.		Fixed	10.5%	12/17/2030	5,000,000	5,000,000	5,275,000
Justice Cannabis Company	(9)(10)	Prime + 10.25%	17.0%	5/1/2026	78,768,556	77,323,709	41,983,641
DMA Holdings (MA), LLC	(11)	SOFR (M) + Cash 12.00% + 2.00% PIK	17.7%	5/3/2027	12,195,762	11,513,143	5,073,437
Story of Natures Medicine LLC		Fixed	15.0%	7/31/2026	20,599,497	20,466,484	20,388,351
High End Holdings LLC		SOFR (M) + 8.00%	12.5%	12/15/2027	17,949,462	17,612,930	14,862,154
High End Holdings LLC		SOFR (M) + 8.00%	12.5%	12/15/2027	15,973,647	15,676,947	13,226,180
Theratrue, Inc.		SOFR (M) + 8.75%	13.8%	9/1/2028	7,970,970	7,732,637	7,528,581
Story of Maryland LLC		SOFR (M) + 7.50%	12.0%	11/1/2027	29,394,299	29,039,704	29,262,025
Story of Ohio LLC		Fixed	14.0%	11/1/2027	14,269,167	14,070,969	14,269,167
Standard Wellness Company, LLC		Cash 12.50% + 1.50% PIK	14.0%	4/1/2029	13,098,326	12,828,301	12,980,441
Cresco Labs, LLC		Fixed	12.5%	8/13/2030	10,000,000	9,673,333	10,200,000
					271,468,963	263,141,003	198,410,636	105.9%
Commercial & Professional Services
STAT Buyer, LLC		SOFR (M) + 8.50%	12.2%	2/1/2031	57,600,000	56,500,000	56,620,800	30.2%
Insurance
BCIS AH Borrower LLC	(12)	Cash 7.50% + 9.00% PIK	16.5%	2/1/2030	30,386,082	29,710,537	29,763,167	15.9%
Leisure Products
Kristoff Parent, LLC		Fixed	15.0%	10/18/2031	2,571,875	2,517,330	2,517,330
Kristoff Buyer, LLC		SOFR (Q) + 5.75%	9.5%	4/21/2031	2,500,000	2,451,666	2,451,666
					$5,071,875	$4,968,996	$4,968,996	2.7%

Total investments(13)					$364,526,920	$354,320,536	$289,763,599	154.7%

Index
(1)The Company’s investments are all first lien senior term loans that are geographically located in the United States.
(2)All debt investments are income producing unless otherwise indicated.
(3)As of June 30, 2026, the floating benchmark rates included one-month (“M”) and three-month (“Q”) Secured Overnight Financing Rate (“SOFR”) and U.S. prime. One-month SOFR was quoted at 3.7% and subject to a weighted average floor of 3.7% based on outstanding principal. Three-month SOFR was quoted at 3.7% and subject to a weighted average floor of 2.5% based on outstanding principal. U.S. prime rate was quoted at 6.75% and subject to a weighted average floor of 4.5% based on outstanding principal.
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
(5)The difference between the amortized cost and the outstanding principal amount of the investments consists of unaccreted original issue discount and loan origination costs.
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
(9)Represents co-investments made with the Company’s affiliates. Refer to Note 3 Related Party Transactions.
(10)Effective December 1, 2023, the Company placed the investment on nonaccrual status. The maturity date passed without repayment.
(11)Effective December 1, 2023, the Company placed the investment on nonaccrual status.
(12)The loan bears cash interest at a rate of 7.5% and 9.0% interest paid-in kind, with the option for the borrower to elect to pay cash interest at a rate of 5.5% and 13.0% interest paid-in kind until the end of the fiscal quarter following the first anniversary of the initial closing date.
(13)Unless otherwise indicated, all of the Company’s investments or a portion thereof are pledged as collateral under the Revolving Credit Facility. See Note 7 “Debt” included in these consolidated financial statements.

See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(unaudited)1

Company(1)(2)		Reference Rate and Spread(3)	Interest Rate(3)	Maturity Date(4)	Principal(5)(6)	Amortized Cost(5)	Fair Value(7)	% of Net Assets
Debt investments
Cannabis
Devi Holdings Inc.	(8)(9)	Cash 13.00% + 2.50% PIK	15.5%	5/8/2024	$46,790,684	$43,923,253	$16,259,763
MI Opportunity Fund I, LLC		Fixed	10.0%	12/8/2028	6,000,000	4,821,000	4,821,000
Trulieve Cannabis Corp.		Fixed	10.5%	12/17/2030	5,000,000	5,000,000	5,000,000
Justice Cannabis Company	(9)(10)	Fixed	12.5%	5/1/2026	78,768,556	77,323,709	43,907,721
DMA Holdings (MA), LLC	(10)	SOFR + Cash 12.00% + 2.00% PIK	17.7%	5/3/2027	12,195,762	11,513,143	5,451,148
Bloom Hold Co.		SOFR + 8.00%	13.0%	5/1/2026	25,146,957	25,029,524	25,029,524
Story of Natures Medicine LLC		Fixed	9.0%	7/31/2026	23,599,497	22,668,405	22,043,979
High End Holdings LLC		SOFR + 8.00%	12.5%	4/1/2028	19,327,505	18,888,550	15,775,932
High End Holdings LLC		SOFR + 8.00%	12.5%	4/1/2028	17,200,000	16,813,000	14,038,855
Gron Holdings, Inc.		SOFR + 8.50%	13.5%	6/1/2028	5,358,890	5,111,731	5,111,731
Theratrue, Inc.		SOFR + 8.75%	13.8%	9/1/2028	7,479,626	7,186,293	7,051,381
Story of Maryland LLC		SOFR + 7.50%	12.0%	11/1/2027	33,179,518	32,691,950	32,691,950
Story of Ohio LLC		Fixed	14.0%	3/1/2028	15,000,000	14,736,486	14,736,486
Standard Wellness Company, LLC		Cash 12.50% + 1.50% PIK	14.0%	4/1/2029	12,370,245	12,028,995	12,016,772
Cresco Labs, LLC		Fixed	12.5%	8/13/2030	10,000,000	9,633,333	9,633,333
Total investments(11)					$317,417,240	$307,369,372	$233,569,575	133.0%
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

Index
(5)The difference between the amortized cost and the outstanding principal amount of the investments consists of unaccreted original issue discount and loan origination costs.
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
(9)Represents co-investments made with the Company’s affiliates. Refer to Note 3 Related Party Transactions.
(10)Effective December 1, 2023, the Company placed the investment on nonaccrual status.
(11)Unless otherwise indicated, all of the Company’s investments or a portion thereof are pledged as collateral under the Revolving Credit Facility. See Note 7 “Debt” included in these consolidated financial statements.

See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
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
2.    SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and results of operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”), which were prepared when the Company operated as a real estate investment trust (“REIT”) and prior to its election to be regulated as a BDC (“pre-Conversion”).
Refer to Note 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a description of the Company’s significant accounting policies. The Company has included disclosures below regarding basis of presentation and other accounting policies that (i) are required to be disclosed quarterly, (ii) have material changes or (iii) the Company views as critical as of the date of this Quarterly Report on Form 10-Q. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q, Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”), and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared on the accrual basis of accounting in conformity with GAAP and include the accounts of the Company and its wholly-owned subsidiaries.

Index
As of January 1, 2026, the Company is an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in ASC 946 and SEC Regulation S-X.
As the Company is an investment company, portfolio investments held by the Company and its subsidiaries are not consolidated into the consolidated financial statements. The portfolio investments held by the Company and its subsidiaries are included on the consolidated statement of assets and liabilities as investments at fair value.
Effective January 1, 2026, the Company elected to be regulated as a BDC under the 1940 Act and adopted investment company accounting. As a result, the Company adopted ASC 946 from its prior accounting as a REIT to investment company accounting, which requires, among other things, that investments be carried at fair value with changes in fair value recognized in the consolidated statement of operations. Due to the prospective application of a change in accounting as required under ASC 946-10-25-3, the Company has determined that the presentation of its consolidated financial statements for periods beginning after December 31, 2025 are not comparable to the consolidated financial statements previously prepared for prior periods for which the Company did not apply ASC 946. As a result, the Company has provided separate consolidated financial statements for applicable prior periods in Item 1 of this Quarterly Report on Form 10-Q.
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
•Inclusion of consolidated schedule of investments; and
•Change in presentation of consolidated statement of cash flows to align with investment company activities.
The unaudited interim consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated in consolidation.
The Company’s results of operations for each of the three and six months ended June 30, 2026 are not necessarily indicative of the results that may ultimately be realized for the full fiscal year ending December 31, 2026.
Valuation of Portfolio Investments
The Adviser shall value the investments owned by the Company, subject at all times to the oversight of the Company’s Board of Directors (the “Board” or the “Board of Directors”). The Adviser shall follow its own written valuation policies and procedures as approved by the Board when determining valuations.
Investments for which market quotations are readily available are typically valued at such market quotations. Pursuant to Rule 2a-5 under the 1940 Act, the Board designates the Adviser as “valuation designee” to perform fair value determinations for the Company for investments that do not have readily available market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers. Generally, investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at a price that reflects such security’s fair value.
With respect to investments for which market quotations are not readily available, in particular, illiquid/hard to value assets, the Adviser will typically undertake a multi-step valuation process. The Company applies ASC 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value in accordance with US GAAP and required disclosures of fair value measurements. The fair value of a financial instrument is the amount that would be received in an orderly transaction between market participants at the measurement date. The Company determines the fair value of investments consistent with its valuation policy. The Company discloses the fair value of its investments in a hierarchy which prioritizes and ranks the level of market observability used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

Index
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
Use of Estimates in the Preparation of the Consolidated Financial Statements
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the valuation of loans held for investment at fair value.
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
Pursuant to the Advisory Agreement, the Adviser manages the investment activities and day-to-day operations of the Company, subject to the oversight of the Board and in accordance with the requirements of the 1940 Act. The Advisory

Index
Agreement was approved by our Board of Directors, including a majority of the Directors who are not “interested persons” of the Company (as such term is defined in the 1940 Act) (the “Independent Directors”), and by our shareholders at a special meeting of shareholders held on November 6, 2025. The Advisory Agreement remains subject to the terms, conditions, and termination provisions set forth therein and to applicable requirements under the 1940 Act.
Adviser Compensation subsequent to January 1, 2026
The following compensation arrangements under the Advisory Agreement took effect on January 1, 2026.
The Adviser receives base management fees (the “Management Fee”) that are calculated at a quarterly rate of 0.375% of the average value of our average of gross assets at the end of the two most recently completed calendar quarters (excluding cash or cash equivalents but including assets purchased with borrowed funds) during the most recently completed calendar quarter; less 50% of the aggregate amount of any other fees (“Outside Fees”), including any agency fees relating to our investments, but excluding the incentive fees payable to the Adviser (as defined below) and any diligence fees paid and earned by the Adviser and paid by third parties in connection with the Adviser’s due diligence of potential investments; provided further, that the Management Fee will be calculated at an annual rate equal to 1.00% of the average value of our gross assets (excluding cash or cash equivalents but including assets purchased with borrowed funds) during the most recently completed calendar quarter that exceeds an amount equal to the product of (i) 200% and (ii) our net asset value at the end of the most recently completed calendar quarter.
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
•100% of pre-incentive fee net investment income in respect that portion of such pre-incentive fee net investment income, if any, that exceeds the New Hurdle Rate but is less than 1.8182% in any calendar quarter (7.2728% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the New Hurdle Rate but is less than 1.8182%) as the catch-up (the “New Catch-Up”). The New Catch-Up is meant to provide the Adviser with approximately 17.5% of the Company’s pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.8182% in any calendar quarter; and

Index
•17.5% of the pre-incentive fee net investment income in respect of the relevant Trailing Four Quarters that exceeds 1.8182% in respect of the relevant Trailing Four Quarters (7.2728% annualized), which reflects that once the New Hurdle Rate is reached and the New Catch-Up is achieved, 17.5% of the pre-incentive fee net investment income in respect of the relevant Trailing Four Quarters that exceeds the New Catch-Up amounts is paid to the Adviser.
These calculations are adjusted for all issuances by the Company of shares of its common stock, including issuances pursuant to any dividend reinvestment plan and distributions during the applicable calendar quarter.
There was $0.7 million and $1.8 million of Incentive Fees on net investment income, respectively, for the three and six months ended June 30, 2026.
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
See “Part 1, Item 1—Business—Adviser Compensation subsequent to January 1, 2026” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for more information.
For each of the three and six months ended June 30, 2026, there was no Incentive Fees on capital gains.
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
In addition to the Base Management Fee, the Manager was entitled to receive incentive compensation (the “Incentive Compensation”) under the Management Agreement. Under the Management Agreement, the Company paid Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period, the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that were included in net income for the applicable reporting period, regardless of whether such items were included in other comprehensive income or loss, or in net income and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the Independent Directors and approved by a majority of the Independent Directors. See “Part 1, Item 1—Business—Management Compensation prior to January 1, 2026” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for more information.
There was no Incentive Compensation on Core Earnings during the three and six months ended June 30, 2025.
Administration Agreement
Pursuant to the Administration Agreement, the Administrator performs, or oversees or arranges for the performance of, the Company’s required administrative services, which include, among other things, providing us with office facilities, equipment, clerical, bookkeeping, compliance, and recordkeeping services. In addition, the Administrator conducts relations with custodians, depositories, transfer agents, dividend disbursing agents, other shareholder servicing agents,

Index
accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, and other persons in any other capacity deemed by the Administrator to be necessary and desirable. The Administrator will be responsible for the financial and other records that we are required to maintain, and under the 1940 Act, will prepare, print and disseminate reports to shareholders and reports and other materials filed with the SEC. Further, the Administrator is responsible for assisting the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.
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
The following table summarizes the related party costs incurred by the Company for the three and six months ended June 30, 2026:

	Three months ended June 30, 2026	Six months ended June 30, 2026
Affiliate Costs
Management fees before rebate	$1,078,792	$2,052,027
Less: outside fees earned	(176,420)	(410,408)
Management fees	902,372	1,641,619
Incentive fee on net investment income	738,455	1,762,180
General and administrative expenses reimbursable to Adviser	763,142	1,449,064
Professional fees reimbursable to Adviser	54,927	74,950
Total	$2,458,896	$4,927,813
The amount payable to the Adviser as of June 30, 2026 was approximately $2.6 million and is recorded within management fee payable, income based incentive fee payable and accrued direct administrative expenses in the Company’s consolidated statement of assets and liabilities.
The Adviser is a wholly-owned subsidiary of Castleground Holdings LLC, a majority of the outstanding equity of which is beneficially owned by certain officers and Directors as of the date of this Quarterly Report on Form 10-Q.

Index
The following table summarizes the related party costs incurred by the Company under the Management Agreement prior to the Conversion for the three and six months ended June 30, 2025:

	Three months ended June 30, 2025	Six months ended June 30, 2025
Affiliate Costs
Management fees	$941,100	$1,885,870
Less: outside fees earned	(260,742)	(389,322)
Base management fees	680,358	1,496,548
Incentive fees earned	—	—
General and administrative expenses reimbursable to Manager	565,349	1,127,845
Professional fees reimbursable to Manager	12,094	18,132
Total	$1,257,801	$2,642,525
The amount payable to the Manager as of December 31, 2025 was approximately $1.1 million and is recorded within accrued management fees and incentive fees and accrued direct administrative expenses in the Company’s consolidated balance sheet.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the Adviser or its affiliates, including the Adviser, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. Additionally, the Adviser or its affiliates, including AFC Agent LLC (“AFC Agent”), an entity wholly owned by Mr. and Mrs. Tannenbaum, may from time to time serve as administrative and collateral agent to the lenders under the Company’s loans. As of June 30, 2026, there were two co-invested loans held by the Company and affiliates of the Company.
Co-Investment Transactions
Effective January 1, 2026, in connection with our Conversion to a BDC, we became subject to the co-investment restrictions under the 1940 Act, as amended. In an order dated March 11, 2026, the SEC granted exemptive relief that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain co-investment transactions with co-filing affiliated investment vehicles, including investments originated and directly negotiated by the Adviser with certain affiliates of the Adviser.
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
4.    INVESTMENTS
As of June 30, 2026, the Company’s investment portfolio included 17 loans, comprised of first lien senior term loans that are geographically headquartered in the United States. The aggregate commitment under these loans was approximately $378.7 million and outstanding principal was approximately $364.5 million as of June 30, 2026. For the six months ended June 30, 2026, the Company funded $98.1 million of new loans and additional principal and capitalized PIK and received approximately $51.0 million of principal repayments.
As of June 30, 2026, on a fair value basis, 55.4% of performing debt investments bore interest at a floating rate and 44.6% of performing debt investments bore interest at a fixed rate, respectively.

Index
The following table summarizes the Company’s investments as of June 30, 2026:

	As of June 30, 2026
	Amortized cost(1)	Fair Value(2)

First lien senior term loans	$354,320,536	$289,763,599
Total investments	$354,320,536	$289,763,599
(1)The difference between the amortized cost and the outstanding principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs.
(2)Refer to Note 5.
The Company uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial composition of the Company’s portfolio at fair value as of June 30, 2026 was as follows:

	As of June 30, 2026
Investment Type	Fair Value	% of Total Investments at Fair Value

Cannabis	$198,410,636	68.5%
Insurance	29,763,167	10.3%
Commercial & Professional Services	56,620,800	19.5%
Leisure Products	4,968,996	1.7%
Total investments	$289,763,599	100.0%
As of June 30, 2026, the Company had certain investments in three portfolio companies on nonaccrual status, which represented 22.7% of total debt investments at fair value. As of June 30, 2026, investments on nonaccrual status had an aggregate amortized cost and fair value of approximately $126.5 million and $65.9 million, respectively.
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

Index
The following table presents fair value measurements of investments and cash and cash equivalents as of June 30, 2026:

	Fair Value Measurement as of June 30, 2026
	Total	Level 1	Level 2	Level 3
First lien senior term loans	$289,763,599	$—	$—	$289,763,599
Cash and cash equivalents	106,508,623	106,508,623	—	—
Total portfolio investments, cash and cash equivalents	$396,272,222	$106,508,623	$—	$289,763,599
The following table presents fair value measurements of investments and cash and cash equivalents pre-Conversion as of December 31, 2025:

	Fair Value Measurement as of December 31, 2025
	Total	Level 1	Level 2	Level 3
First lien senior term loans	$26,080,763	$—	$—	$26,080,763
Cash and cash equivalents	38,605,507	38,605,507	—	—
Total portfolio investments, cash and cash equivalents	$64,686,270	$38,605,507	$—	$26,080,763
The following table presents changes in investments that use Level 3 inputs as of and for the six months ended June 30, 2026:

Six months ended June 30, 2026
Fair value, at December 31, 2025	$26,080,763
Conversion fair value adjustment(1)	207,488,812
Net change in unrealized appreciation on investments	9,242,860
Purchases of investments	94,935,094
Proceeds from principal repayments and sales of investments	(50,981,891)
Net accretion of discount on investments	1,891,324
PIK interest(2)	1,106,637
Fair value, at June 30, 2026	$289,763,599
Net change in unrealized appreciation on investments still held as of June 30, 2026	$9,242,860
(1)Refer to Note 2 for more information on the Conversion.
(2)During the six months ended June 30, 2026, the Company had three investments with capitalized PIK interest of approximately $1.1 million. During the same period, from these investments, the Company collected $1.4 million of principal repayments in cash.
The following table presents changes in investments that use Level 3 inputs pre-Conversion as of and for the six months ended June 30, 2025:

Six months ended June 30, 2025
Fair value, at December 31, 2024	$30,510,804
Change in unrealized losses on loans at fair value, net	(1,741,448)
Loan repayments	(1,922,134)
Fair value, at June 30, 2025	$26,847,222
Net change in unrealized losses on loans still held as of June 30, 2025	$(1,741,448)

Index
The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of June 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of June 30, 2026
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien term loan	$18,858,916	Recovery analysis	Recovery rate	44.80% - 48.20%	46.50%
	208,372,605	Yield analysis	Market yield	10.41% - 28.21%	18.28%
	15,475,000	Market quotes	Broker/dealer bids or quotes	N/A	N/A
	47,057,078	Market approach	Revenue multiple	0.40x - 0.90x	0.75x
Total investments	$289,763,599

	As of December 31, 2025
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien term loan	$16,259,763	Recovery analysis	Recovery rate	31.60% - 37.90%	34.75%
	4,821,000	Yield analysis	Market yield	19.50% - 21.50%	20.50%
	5,000,000	Market quotes	Broker/dealer bids or quotes	N/A	N/A
Total investments	$26,080,763
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

Index
The following table details the carrying value and fair value of the Company’s debt obligations not recognized at fair value in the unaudited interim consolidated statement of assets and liabilities as of June 30, 2026:

	As of June 30, 2026
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$106,508,623	$106,508,623
Financial liabilities:
Senior notes payable, net	$76,575,336	$75,236,700
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
6.    INTEREST RECEIVABLE
The following table summarizes the interest receivable by the Company as of June 30, 2026:

As of June 30, 2026
Interest receivable	$1,692,473
PIK receivable	25,040
Total interest receivable	$1,717,513
The following table summarizes the interest receivable by the Company pre-Conversion as of December 31, 2025:

As of December 31, 2025
Interest receivable	$859,123
PIK receivable	15,977
Unused fees receivable	24,282
Total interest receivable	$899,382
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

Index
Credit Facility’s initial maturity date of April 29, 2025 was extended to April 29, 2028 under Amendment Number Four to the Revolving Credit Agreement, as described further below.
As amended, the Revolving Credit Facility contains aggregate commitments of $80.0 million ($110.0 million solely during the 2026 temporary increase period (defined below) from a FDIC-insured banking institution (which may be increased up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 7.00%, as provided in the Revolving Credit Agreement, as amended, payable in cash in arrears. In connection with the Revolving Credit Agreement and related amendments, the Company incurred certain closing costs of approximately $0.2 million, which were included in prepaid expenses and other assets on the Company’s consolidated statement of assets and liabilities and amortized over the life of the Revolving Credit Facility. The Company is required to pay certain fees to the agent and the lenders under the Revolving Credit Agreement, including a $75.0 thousand agent fee payable to the agent and a 0.25% per annum loan fee payable ratably to the lenders, in each case, payable on the closing date and on the annual anniversary thereafter. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears, which is included within interest expense in the Company’s unaudited interim consolidated statement of operations. Based on the terms of the Revolving Credit Agreement, the unused line fee is waived if our average revolver usage exceeds the minimum amount required per the Revolving Credit Agreement. During the three and six months ended June 30, 2026, the Company incurred an unused line fee of approximately $33.5 thousand and $52.9 thousand, respectively.
The Company’s obligations under the Revolving Credit Facility are secured by substantially all of the Company’s assets. In addition, the Company is subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.5 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of the Company and its subsidiaries. To the best of our knowledge, as of June 30, 2026, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
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
In March 2026, the Company entered into Amendment Number Eight to the Loan and Security Agreement (“Amendment Number Eight”), by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative party thereto. Amendment Number Eight, among other things, increased the commitment from the lenders by $56.0 million, from $50.0 million to $106.0 million, consisting of (i) a $30.0 million permanent increase in revolver commitments and (ii) a $26.0 million increase in revolver commitments during a specified temporary increase period beginning on March 27, 2026 and ending on April 10, 2026 (the “Amendment Number Eight Temporary Increase Period”). Upon expiration of the Amendment Number Eight Temporary Increase Period, the aggregate revolving commitments and the maximum revolver amount under the facility was automatically reduced to $80.0 million.
In June 2026, the Company entered into Amendment Number Nine to the Loan and Security Agreement (“Amendment Number Nine”), by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative party thereto. Amendment Number Nine, among other things, conformed certain reporting information to market standard for BDCs, set certain conditions for including specific credit facilities in the borrower base, and increased the aggregate revolver commitments under the facility to $110.0 million, consisting of a $30.0 million temporary increase in revolver commitments during a specified temporary increase period beginning on June 26, 2026 and ending on July 3, 2026 (the “Amendment Number Nine Temporary Increase Period”). Upon expiration of the Amendment Number Nine Temporary Increase Period, the aggregate revolving commitments and the maximum revolver amount under the facility will automatically be reduced to $80.0 million.

Index
As of June 30, 2026 and December 31, 2025, outstanding borrowings under the Revolving Credit Facility were $110.0 million and $21.0 million, respectively, and $0 and $29.0 million, respectively, were available for borrowing as of June 30, 2026 and December 31, 2025. As of each of June 30, 2026 and December 31, 2025, the interest rate on the Company’s borrowings under the Revolving Credit Facility was 7.25%.
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
As of June 30, 2026, outstanding borrowings on the TCGSL Credit Facility were $20.0 million and $0 was available for borrowing. As of December 31, 2025, the TCGSL Credit Facility was not in place and $0 was outstanding or available for borrowing thereunder.
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
As of each of June 30, 2026 and December 31, 2025, the Company had $77.0 million in principal amount of the 2027 Senior Notes outstanding.
The 2027 Senior Notes are due on May 1, 2027. Scheduled principal payments on the 2027 Senior Notes as of June 30, 2026 are as follows:

2027 Senior Notes
Year
2026 (remaining)	$—
2027	77,000,000
2028	—
2029	—
2030	—
Thereafter	—
Total principal	77,000,000
Deferred financing costs included in senior notes payable	(424,664)
Senior notes payable, net	$76,575,336
The following table reflects a summary of interest expense incurred during the three and six months ended June 30, 2026:

	Three months ended June 30, 2026
	2027 Senior Notes	Revolving Credit Facility	TCGSL Credit Facility	Total

Interest expense	$1,106,875	$562,927	$10,444	$1,680,246
Unused fee expense	—	33,499	—	33,499
Amortization of deferred financing costs	135,870	72,264	—	208,134
Total interest expense	$1,242,745	$668,690	$10,444	$1,921,879

	Six months ended June 30, 2026
	2027 Senior Notes	Revolving Credit Facility	TCGSL Credit Facility	Total Borrowings

Interest expense	$2,213,750	$971,515	$22,833	$3,208,098
Unused fee expense	—	52,916	—	52,916
Amortization of deferred financing costs	270,343	117,062	—	387,405
Total interest expense	$2,484,093	$1,141,493	$22,833	$3,648,419

Index
The following table reflects a summary of interest expense incurred pre-Conversion during the three and six months ended June 30, 2025:

	Three months ended June 30, 2025
	2027 Senior Notes	Revolving Credit Facility	AFCF Credit Facility	Total

Interest expense	$1,293,750	$328,789	$—	$1,622,539
Unused fee expense	—	18,252	—	18,252
Amortization of deferred financing costs	157,331	60,052	—	217,383
Total interest expense	$1,451,081	$407,093	$—	$1,858,174

	Six months ended June 30, 2025
	2027 Senior Notes	Revolving Credit Facility	AFCF Credit Facility	Total Borrowings

Interest expense	$2,587,500	$520,122	$8,889	$3,116,511
Unused fee expense	—	74,511	—	74,511
Amortization of deferred financing costs	313,030	169,393	—	482,423
Total interest expense	$2,900,530	$764,026	$8,889	$3,673,445
8.    COMMITMENTS AND CONTINGENCIES
As of June 30, 2026, the Company had the following commitments to fund various investments:

As of June 30, 2026

Total loan commitments	$378,661,201
Less: drawn commitments	(375,632,171)
Total undrawn commitments	$3,029,030
See below for more information on the Company’s unfunded commitments:

As of June 30, 2026
Unfunded Commitment Balances
First lien delayed draw term loan:
Theratrue, Inc.	$3,029,030
Total	$3,029,030

Index
As of December 31, 2025, the Company had the following commitments to fund various investments pre-Conversion:

As of December 31, 2025

Total loan commitments	$332,631,207
Less: drawn commitments	(322,339,968)
Total undrawn commitments	$10,291,239
See below for more information on the Company’s unfunded commitments pre-Conversion:

As of December 31, 2025
Unfunded Commitment Balances
First lien delayed draw term loan:
Theratrue, Inc.	$3,520,374
Gron Holdings, Inc.	5,141,110
Standard Wellness Company, LLC	1,629,755
Total	$10,291,239
The Company from time to time may be a party to litigation or other legal proceedings relating to claims arising from the ordinary course of business. Refer to Part II. Item 1 – Legal Proceedings for information regarding certain material developments in pending litigation during the quarter ended June 30, 2026. The Company is required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Because each of these actions are in their early stages, no reasonable estimate of possible outcomes resulting from these legal actions can be made at this time.
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
9.    NET ASSETS
Series A Preferred Stock
As of each of June 30, 2026 and December 31, 2025, the Company authorized 10,000 preferred shares designated as 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). As of each of June 30, 2026 and December 31, 2025, there were zero shares of Series A Preferred Stock issued and outstanding.
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
Common Stock
As of each of June 30, 2026 and December 31, 2025, the Company authorized 50,000,000 shares of common stock at $0.01 par value per share, pursuant to the Articles of Amendment, dated March 10, 2022 (“Common Stock”). As of June 30, 2026 and December 31, 2025, 22,689,438 and 23,528,844 shares of Common Stock were issued and outstanding, respectively.
During each of the three and six months ended June 30, 2026 and year ended December 31, 2025, the Company did not issue any shares of its common stock, other than shares of restricted stock awards granted under the 2020 Plan.
Share Repurchase Program
On May 4, 2026, the Company’s Board authorized a program for the purpose of repurchasing up to $5.0 million of the Company's common stock (the “Repurchase Program”). Under the Repurchase Program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time, provided that the Company complies with the prohibitions under its compliance policies and procedures adopted in accordance with Rule 38a-1 under the 1940 Act and a code of ethics adopted pursuant to Rule 17j-1 under the 1940 Act. and the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including certain price, market, volume, and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless amended or extended by the Company’s Board, the Company expects the Repurchase Program to be in place until the earlier of such time that $5.0 million of the Company’s outstanding shares of common stock have been repurchased, or May 4, 2027.
During the three and six months ended June 30, 2026, the Company repurchased 839,406 shares of its common stock, totaling $2.8 million, including commissions, at a weighted average net price of $3.29. The repurchased shares were immediately canceled and thus the Company holds no treasury stock. There were no share repurchases for the three and six months ended June 30, 2025.
For the three months ended June 30, 2026, the shares were repurchased at a weighted-average discount of approximately 58% to the net asset value per share applicable to such shares at the dates of repurchase.
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

Index
Stock Incentive Plan
The Company previously established a stock incentive compensation plan (the “2020 Plan”). The 2020 Plan authorized stock options, stock appreciation rights, restricted stock, stock bonuses, stock units and other forms of awards granted or denominated in the Company’s common stock or units of common stock. The 2020 Plan maintained flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. The Company previously granted stock options and restricted stock awards to participants in the 2020 Plan. Persons eligible to receive awards under the 2020 Plan included officers or employees of the Company or any of its subsidiaries, Directors, employees of the Adviser and certain directors, consultants and other service providers to the Company or any of its subsidiaries.
Because externally managed BDCs are not permitted under the 1940 Act to issue or have outstanding restricted stock or stock options, the Company’s Board, in advance of the Conversion, approved the accelerated vesting of its outstanding restricted stock and cancelled its outstanding stock options. The Company accounted for this modification as a Type I modification (probable to probable).
Prior to the Conversion, a cumulative 1,646,127 shares of common stock had been granted under the 2020 Plan, comprising 900 options and 1,645,227 shares of restricted stock. Following the Conversion, no awards remained outstanding and there was no stock-based compensation activity during the three and six months ended June 30, 2026.
The Company did not grant any options and no options were exercised during the six months ended June 30, 2025. The total fair value of shares vested during the six months ended June 30, 2025, was approximately $1.1 million. During the six months ended June 30, 2025, 271,497 shares of restricted stock were granted with a weighted-average grant date fair value of $8.37 per share, and 127,944 shares of restricted stock vested with a weighted-average grant date fair value of $8.68 per share.
Stock Compensation
The following table summarizes the stock-based compensation expense incurred by the Company for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Stock-based compensation	$—	$484,502	$—	$1,038,251
Distributions
The following table summarizes the Company’s distributions declared during the six months ended June 30, 2026 and 2025:

Declaration Date	Record Date	Payment Date	Per Common Share Distribution Amount	Total Distribution Amount

3/11/2025	3/31/2025	4/15/2025	$0.23	$5,197,082
6/13/2025	6/30/2025	7/15/2025	0.15	3,389,267
2025 Period Subtotal			$0.38	$8,586,349
3/2/2026	3/31/2026	4/15/2026	$0.05	$1,176,442
6/15/2026	6/30/2026	7/15/2026	0.05	1,134,883
2026 Period Subtotal			$0.10	$2,311,325

Index
10.    EARNINGS PER SHARE
The following information sets forth the computations of basic and diluted net increase in net assets resulting from operations per common share for the three and six months ended June 30, 2026:

	Three months ended June 30, 2026	Six months ended June 30, 2026
Net increase in net assets resulting from operations	$5,360,048	$16,787,395
Basic weighted average shares of common stock outstanding	23,198,863	23,362,942
Basic and diluted net increase in net assets resulting from operations per common share	$0.23	$0.72
The following information sets forth the computations of basic and diluted earnings per common share for the three and six months ended June 30, 2025:

	Three months ended June 30, 2025	Six months ended June 30, 2025
Net loss	$(13,164,651)	$(9,096,966)
Dividends paid on unvested restricted stock	(110,783)	(225,138)
Net income attributable to common shareholders	(13,275,434)	(9,322,104)
Divided by:
Basic weighted average shares of common stock outstanding	22,114,341	22,106,205
Weighted average unvested restricted stock and dilutive stock options	2,545	6,564
Diluted weighted average shares of common stock outstanding	22,116,886	22,112,769
Basic earnings per common share	$(0.60)	$(0.42)
Diluted earnings per common share	$(0.60)	$(0.42)
Diluted EPS was computed using the treasury stock method for stock options and restricted stock. Diluted earnings per common share excluded 2,571,834 and 2,480,235 weighted average shares of unvested restricted stock and stock options, respectively, due to anti-dilutive effect for the three and six months ended June 30, 2025.
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
The current income tax (benefit) provision for the Company was approximately $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2026 and $(0.2) million and $(0.02) million, respectively, for the three and six months ended June 30, 2025. The income tax benefit/expense for each of the three and six months ended June 30, 2026 and 2025 primarily related to activities of the Company’s TRS1 subsidiary.

Index
The income tax provision for the Company and TRS1 consisted of the following for the three and six months ended June 30, 2026:

	Three months ended June 30, 2026	Six months ended June 30, 2026
Net investment income taxes:
Current:
Federal	$181,946	$268,036
State	28,750	52,028
Excise tax	—	—
Total current income tax expense (benefit)	210,696	320,064
Investment valuation related taxes:
Total deferred income tax expense (benefit)	245,657	762,884
Total income tax expense (benefit), including excise tax	$456,353	$1,082,948
The income tax provision for the Company and TRS1 pre-Conversion consisted of the following for the three and six months ended June 30, 2025:

	Three months ended June 30, 2025	Six months ended June 30, 2025
Current:
Federal	$(27,302)	$72,698
State	(42,950)	22,031
Total current income tax expense (benefit)	(70,252)	94,729
Total deferred income tax expense (benefit)	43,873	(8,702)
Excise tax	(111,665)	(111,665)
Total income tax expense (benefit), including excise tax	$(138,044)	$(25,638)
The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months. As of June 30, 2026, tax years 2022-2025 remain subject to examination by taxing authorities.
The federal statutory rate was 21% for each of the three and six months ended June 30, 2026 and 2025. The primary difference between the Company’s statutory rate and effective tax rate is largely determined by the amount of income subject to tax by TRS1. TRS1 is a corporate subsidiary that was formerly treated as a taxable REIT subsidiary prior to the Conversion. Following the Conversion, TRS1 is a taxable corporation. The Company expects that its future effective tax rate will be determined in a similar manner.
Excise Tax
For each of the three and six months ended June 30, 2026, the Company did not incur United States federal excise tax expense. As a RIC, the Company is subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If the Company does not meet the required distributions, the Company will be subject to a 4% nondeductible federal excise tax on the undistributed amount. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
Pre-Conversion Excise Tax
For each of the three and six months ended June 30, 2025, the Company did not incur United States federal excise tax expense. During the six months ended June 30, 2025, the Company received a partial refund of previously paid excise tax relating to the 2023 tax year, which was received in the second quarter of 2025. As previously taxed as a REIT, excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company accrued excise tax on

Index
estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
Deferred Tax
As of June 30, 2026 and December 31, 2025, the Company’s deferred tax assets were $0.6 million and $1.4 million, respectively, and are included in prepaid expenses and other assets in the Company’s consolidated statement of assets and liabilities. The Company believes it is more likely than not that the deferred tax assets will be realized in the future. Realization of the deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in future years in appropriate tax jurisdictions to benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.
The Company recorded deferred tax assets related to temporary differences related to the change in unrealized appreciation and depreciation on investments held in TRS1. There were no valuation allowances for deferred tax assets during each of the three and six months ended June 30, 2026 and 2025.
12.    REPORTABLE SEGMENTS
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company generates revenue from loans to senior secured loans and other types of loans and debt securities to public and privately held lower-middle-market companies across a broad range of industries, including state law-compliant cannabis operators and ancillary cannabis companies. Businesses ancillary to the cannabis industry may include, but are not limited to, brand developers, business services providers, and equipment and consumables providers. These investments typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates. The accounting policies of the direct lending segment are the same as those described in the summary of significant accounting policies.
The presentation of financial results as one reportable segment is consistent with the way the Company operates its business and is consistent with the manner in which the Company’s Chief Operating Decision Maker (the “CODM”), the Company’s Chief Executive Officer, evaluates performance and makes resource and operating decisions for the business. The Company has no operations outside of the United States. The Company’s portfolio exhibits similar economic characteristics, similar yields and is operated using consistent business strategies. The Company operates as one operating segment and has one reportable operating segment for activities related to direct lending.
The CODM assesses performance and evaluates the allocation of resources of the Company on a consolidated basis, based on the Company’s net increase in net assets resulting from operations, which is reported on the Company’s consolidated statement of operations. The CODM is regularly provided with only the consolidated expenses, as noted on the consolidated statement of operations. Significant segment expenses are listed on the accompanying consolidated statement of operations. The measure of segment assets is reported on the consolidated statement of assets and liabilities as total assets.
The CODM uses net investment income to evaluate income generated from segment assets and in deciding the amount of distributions, as well as using net investment income as a basis for evaluating lender terms for loans with public and privately held lower-middle-market companies, including state law-compliant cannabis operators and ancillary cannabis companies.
During the three and six months ended June 30, 2026, interest income earned on the Company’s portfolio was concentrated with five and four borrowers, respectively, each comprising more than 10% of consolidated interest income for an aggregate amount of $6.6 million, or 76%, and $10.3 million, or 56%, of consolidated interest income, respectively.
During the three and six months ended June 30, 2025, interest income earned on the Company’s portfolio was concentrated with five and five borrowers, respectively, each comprising more than 10% of consolidated interest income for an aggregate amount of $5.8 million, or 72%, and $11.7 million, or 71%, of consolidated interest income, respectively.

Index
13.    FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2026(1):

Six months ended June 30, 2026
Per Share Data(2):
Net asset value at beginning of period	$7.46
Net investment income	0.36
Net unrealized gain on investments	0.36
Net increase in net assets resulting from operations	0.72
Distributions declared	(0.10)
Repurchase of common stock(3)	0.17
Total increase in net assets	0.79
Net asset value at end of period	$8.25
Per share market price, beginning of period	$2.85
Per share market price, end of period	$3.10
Total return based on market value(4)	12.28%
Total return based on net asset value(5)	11.93%
Shares outstanding at end of period	22,689,438
Ratios/Supplemental Data:
Ratio of total expenses to average net assets(6)(7)	11.69%
Ratio of net expenses to average net assets(6)(7)	11.24%
Ratio of debt related expenses to average net assets(6)	4.02%
Ratio of net investment income to average net assets(6)	7.16%
Portfolio turnover rate(8)	19.48%
(1)Prior period financial highlights have not been presented as the Company was not regulated as a BDC under the 1940 Act prior to January 1, 2026.
(2)Per share data amount is based on the basic weighted average number of common shares outstanding for the period presented (except for distributions to shareholders which is based on actual rate per share).
(3)Repurchases of common stock may have caused an incremental decrease or increase in net asset value per share due to the repurchase of shares at a price in excess of or below net asset value per share, respectively, on each repurchase date.
(4)Total return equals the increase or decrease of ending market value over beginning market value, plus declared dividends per share assuming reinvestment of dividends, divided by the beginning market value. Total return does not include sales load. Total return is not annualized.
(5)Total return based on net asset value is calculated as the change in net asset value per share during the period, plus declared and payable distributions per share for the period, divided by beginning net asset value per share. Total return is not annualized.
(6)Amounts are annualized. Non-recurring other income of $1,809,788 is excluded from the ratio of net investment income to average net assets.
(7)The ratio of total expenses to average net assets is presented before the effect of the management fee rebate; the ratio of net expenses to average net assets is presented after the rebate, which was $(410,408) for the six months ended June 30, 2026. Both ratios include income tax expense.
(8)The portfolio turnover rate is calculated based on the lesser of purchases or sales of investments year to date divided by the average fair value of the portfolio. The portfolio turnover rate is not annualized.
14.    CURRENT EXPECTED CREDIT LOSSES
As of June 30, 2026, the Company did not have a CECL Reserve, as all investments are held at fair value.
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

Index
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
As of June 30, 2026, the Company did not hold any loans at carrying value.
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
In July 2026, a borrower, Devi Holdings Inc. (“Devi”) entered into a binding term sheet, through its court-appointed receiver, to sell its Massachusetts and New Mexico assets to J Brrothers LLC for $12.5 million, of which the Company expects to be allocated its pro rata portion of the sale proceeds. Devi earned a non-refundable deposit of $2.0 million in connection with entering into the binding term sheet. The transaction remains subject to definitive documentation and court approval. No assurance can be provided that it will be consummated by the terms described herein, or at all. AFC Agent continues to monitor the court-appointed receivership installed to maintain the borrower’s operations and maximize value for the benefit of its creditors.
In July 2026, the Company committed $7.0 million of a $25.0 million senior secured credit facility with CM Counsel Management LLC, of which $3.1 million was funded at closing. The loan was originated at a discount of 3.0% and matures July 10, 2030. The loan bears cash interest at a rate of three-month SOFR plus 4.5%, with a rate index floor of 4.0%, and 5.0% interest paid-in kind.
In July 2026, the Company entered into an amendment with Story of Natures Medicine LLC (“Story of Natures Medicine”) to extend the maturity date from July 31, 2026 to December 31, 2026 in exchange for an amendment fee of 1.5% of the outstanding principal balance and the addition of an exit fee of 1.5% of the outstanding principal balance. Story of Natures Medicine is current on all interest and amortization obligations under the credit facility.
On July 1, 2026, the Company repaid $84.4 million and $20.0 million, respectively, on the Company’s outstanding debt obligations under the Revolving Credit Facility and TCGSL Credit Facility.
In August 2026, the Company entered into a forbearance agreement under the existing credit facility with Theratrue, Inc. and its affiliates (“Theratrue”), as borrowers, whereby the Company agreed to waive certain financial covenants and forbear from exercising certain rights, subject to certain conditions. In exchange, the parties amended certain terms regarding Theratrue’s repayment obligations thereunder and Theratrue paid an amendment fee and will pay an exit fee,

Index
totaling approximately $0.4 million in the aggregate. Approximately $8.0 million remains outstanding under the credit facility.

Index
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes and other information included in this Quarterly Report on Form 10-Q (the “Form 10-Q”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” in this Form 10-Q, and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
•our ability to maintain our status under Subchapter M of the Internal Revenue Code of 1986, as amended, as a regulated investment company (“RIC”) and our qualification for tax treatment as a RIC;
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

Index
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
Please see the section entitled “Risk Factors” located in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 4, 2026, for further discussion of these and other risks and uncertainties which could affect our future results. These forward-looking statements apply only as of the date of this Quarterly Report and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except to the extent we are legally required to disclose certain matters in SEC filings or otherwise.
Overview
Effective January 1, 2026, we are an externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Advanced Flower Capital Inc. is an institutional lender that was founded in July 2020 by a

Index
veteran team of investment professionals. We are a Maryland corporation and externally managed by AFC Management, LLC (in its capacity as investment adviser, the “Adviser”) pursuant to an investment advisory agreement (the “Advisory Agreement”), and we entered into an administration agreement (the “Administration Agreement”) with AFC Management, LLC (in its capacity as administrator, the “Administrator”). We commenced operations on July 31, 2020 and completed our initial public offering in March 2021.
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
We primarily originate, structure, underwrite, invest in and manage senior secured loans and other types of loans and debt securities to companies ancillary to the cannabis industry as well as companies outside of the cannabis industry. Businesses ancillary to the cannabis industry may include, but are not limited to, brand developers, business services providers, and equipment and consumables providers.
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
Beginning with its taxable year ending December 31, 2026, we intend to elect to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. Prior to the Conversion, we elected to be taxed as a REIT under Section 856 of the Internal Revenue Code of 1986, as amended Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2020 and ending with our taxable year ended December 31, 2025. During that period, we also operated our business in a manner that permitted us to rely on an exemption from registration under the 1940 Act.
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
Updates to Our Loan Portfolio During the Six Months Ended June 30, 2026
In January 2026, we were fully repaid on our loan with Bloom Hold Co. at par plus accrued interest. The outstanding principal balance of the senior secured term loan on the date of repayment was approximately $25.1 million. We received exit fees of approximately $1.5 million upon repayment of the loan.
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
In April 2026, we entered into a forbearance agreement with High End Holdings LLC (“High End”), under which the Company agreed to forbear from exercising its rights and remedies with respect to the specified defaults for a defined

Index
forbearance period, subject to High End’s compliance with certain payment and other obligations. In May 2026, after failing to meet certain milestones under the forbearance agreement, we entered into a forbearance and modification agreement, which extended the forbearance period through June 8, 2026, subject to High End’s compliance with certain payment, capital raise, and other obligations, and amended certain provisions of the credit facilities, including, but not limited to, adjusted monthly amortization payments and amended the maturity date to December 15, 2027. In June 2026, High End met the capital raise obligations, as required in the forbearance and modification agreement, which resulted in a principal repayment and reduction in commitment of $2.0 million under the credit facilities. High End is current on all interest and amortization obligations under the credit facilities.
In April 2026, we funded the remaining unfunded commitment on our investment with BCIS AH Borrower LLC. We funded approximately $9.7 million of additional principal.
In April 2026, we committed $2.5 million to each of the notes with Kristoff Buyer, LLC (“Kristoff Buyer”) and Kristoff Parent, LLC (“Kristoff Parent”), respectively. We committed $2.5 million to a $50.0 million term loan as part of a $80.0 million senior secured credit facility with Kristoff Buyer, with the commitment fully funded at closing. The loan was originated at a discount of 2.0% and matures April 2031. The loan bears cash interest at a rate of SOFR plus 5.75%, with a rate index floor of 2.50%. Concurrently, we committed $2.5 million of a $25.0 million senior secured credit facility with Kristoff Parent, which was fully funded at closing. The loan was originated at a discount of 2.25% and matures October 2031. The loan bears cash interest at a rate of 10.0% and 3.0% interest paid-in kind, with the option for the borrower to elect to pay interest at a rate of 15.0% paid-in kind.
In May 2026, our credit facility to Justice Cannabis Company and certain affiliates matured without repayment. We are pursuing all rights and remedies against the borrowers under the credit facility.
In June 2026, we provided Story of Ohio LLC (“Story of Ohio”) a waiver of certain financial covenants simultaneously with an amendment of the credit facility. The amendment included, among other items, an increase in monthly amortization payments, an amended maturity date of November 1, 2027, the addition of borrowers and assets to the collateral pool, and cross collateralization of the facility with Story of Maryland LLC (“Story of Maryland”). All other material terms of the credit agreement remained substantially unchanged.
In June 2026, we provided Story of Maryland a waiver of certain financial covenants and unauthorized restricted payments simultaneously with an amendment of the credit facility. The amendment included, among other items, an increase in monthly amortization payments, a reduction of permitted restricted payments, the addition of a parent guaranty, and cross collateralization of the facility with Story of Ohio. All other material terms of the credit agreement remained substantially unchanged.
Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Six months ended June 30,
	2026	2025

Total investments, beginning of period	$307,369,372	$345,399,030
New investments purchased, net of discount	94,935,094	29,183,647
Proceeds from principal repayments and sales of investments	(50,981,891)	(25,635,763)
Net accretion of discount on investments	1,891,324	1,828,874
PIK interest	1,106,637	266,550
Loan write-off	—	(1,777,246)
Total investments, end of period	$354,320,536	$349,265,092

Index
The following table presents certain selected information regarding our investment portfolio as of June 30, 2026:

As of June 30, 2026

Number of investments	17
Weighted average yield on debt and income producing investments, at amortized cost(1)	13.2%
Weighted average yield on debt and income producing investments, at fair value(1)	13.2%
Percentage of debt investments bearing a floating rate, at fair value	59.0%
Percentage of debt investments bearing a fixed rate, at fair value	41.0%
Percentage of debt investments on nonaccrual, at amortized cost(2)	35.7%
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
(2)As a percentage of total amortized cost of investments. Investments on nonaccrual represented 22.7% of total fair value of investments as of June 30, 2026.
Our investments consisted of the following:

	As of June 30, 2026
	Amortized cost(1)	Fair Value(2)	% of Total Investments at Fair Value

First lien senior term loans	$354,320,536	$289,763,599	100.0%
Total investments	$354,320,536	$289,763,599	100.0%
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

Index
The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of June 30, 2026:

	As of June 30, 2026
Grade:	Fair Value	% of Portfolio	Number of Companies
1	$—	—%	—
2	91,352,963	31.5%	4
3	132,494,642	45.8%	10
4	—	—%	—
5	65,915,994	22.7%	3
Total	$289,763,599	100.0%	17
As of June 30, 2026, the weighted average grade of the investments in our portfolio at fair value was 3.1.
As of June 30, 2026, we had three loans on nonaccrual status, and nonaccrual investments as a percentage of total debt investments at cost and fair value were 35.7% and 22.7%, respectively.
Results of Operations for the three and six months ended June 30, 2026 and 2025
Due to the prospective application of a change in accounting as required under Accounting Standards Codification (“ASC”) 946, Financial Services–Investment Companies (“ASC 946”), we have determined that the presentation of our consolidated financial statements for periods beginning after December 31, 2025 are not comparable to the consolidated financial statements previously prepared for prior periods for which we did not apply ASC 946.
The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2026:

	Three months ended June 30, 2026	Six months ended June 30, 2026
Total investment income	$8,691,805	$18,505,023
Total expenses	5,176,241	10,287,948
Management fee rebate	(176,420)	(410,408)
Net expenses	4,999,821	9,877,540
Net investment income before taxes	3,691,984	8,627,483
Income tax expense	210,696	320,064
Net investment income	3,481,288	8,307,419
Net change in unrealized appreciation on investments	2,124,417	9,242,860
Provision for taxes on unrealized appreciation on investments	(245,657)	(762,884)
Net unrealized gain on investments, net of taxes	1,878,760	8,479,976
Net increase in net assets resulting from operations	$5,360,048	$16,787,395

Index
The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2025:

	Three months ended June 30, 2025	Six months ended June 30, 2025
Revenue:
Interest income	$8,061,509	$16,519,757
Interest expense	(1,858,174)	(3,673,445)
Net interest income	6,203,335	12,846,312
Expenses:
Management and incentive fees, net (less rebate of $260,742 and $389,322, respectively)	680,358	1,496,548
General and administrative expenses	845,750	1,580,707
Stock-based compensation	484,502	1,038,251
Professional fees	361,104	733,040
BDC conversion expenses	226,780	226,780
Total expenses	2,598,494	5,075,326
Provision for current expected credit losses	(15,851,566)	(15,152,142)
Change in unrealized losses on loans at fair value, net	(1,055,970)	(1,741,448)
Net loss before income taxes	(13,302,695)	(9,122,604)
Income tax benefit	(138,044)	(25,638)
Net loss	$(13,164,651)	$(9,096,966)
Net increase (decrease) in net assets resulting from operations can vary from period to period due to various factors, including, but not limited to, acquisitions, the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment income

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest income	$7,908,745	$7,852,166	$15,579,535	$16,130,654
Payment-in-kind interest income	783,060	160,563	1,115,700	280,463
Other income	—	48,780	1,809,788	108,640
Total investment income	$8,691,805	$8,061,509	18,505,023	16,519,757
Investment income. Investment income increased approximately $0.6 million, or 8%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. Investment income increased period over period due to an increase in the outstanding principal balance of accruing investments of approximately $15.7 million, comparing June 30, 2026 to June 30, 2025. The weighted average yield increased by 0.4% for the same period, based on outstanding principal, excluding loans on nonaccrual.
Investment income. Investment income increased approximately $2.0 million, or 12%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The change period over period is primarily due to an increase in other income of approximately $1.7 million, driven by fees recognized associated with the loan exits of Bloom Hold Co. and Gron Holdings, Inc.

Index
Expenses

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest expense	$1,921,879	$1,858,174	$3,648,419	$3,673,445
Management fee	1,078,792	941,100	2,052,027	1,885,870
Incentive fee	738,455	—	1,762,180	—
General and administrative expenses	1,017,310	845,750	1,877,806	1,580,707
Stock-based compensation	—	484,502	—	1,038,251
Director fees	63,750	63,750	127,550	132,221
Professional fees	356,055	297,354	819,966	600,819
BDC conversion expenses	—	226,780	—	226,780
Total expenses	5,176,241	4,717,410	10,287,948	9,138,093
Management fee rebate	(176,420)	(260,742)	(410,408)	(389,322)
Net expenses	$4,999,821	$4,456,668	$9,877,540	$8,748,771
Interest expense. Interest expense increased approximately $0.1 million, or 3.4%, and decreased $0.03 million, or 0.7%, respectively, for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025. During the three and six months ended, June 30, 2026 average borrowings on the Revolving Credit Facility increased $14.0 million each comparative period, offset by a lower weighted average interest rate on borrowings of (0.75)% due to a lower benchmark rate. This is partially offset by lower interest incurred on the 2027 Senior Notes due to a weighted average decrease in the 2027 Senior Notes principal outstanding of $13.0 million relating to the repurchase of $13.0 million of our 2027 Senior Notes in the prior year.
Management fees. Management fees increased approximately $0.1 million, or 14.6%, and $0.2 million, or 8.8%, respectively, for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025. Following the Conversion, the compensation arrangement under the Advisory Agreement took effect as of January 1, 2026. Under the Advisory Agreement, management fees are calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, excluding cash, versus prior to the Conversion, the management fee was calculated off the Company’s Equity (as defined in the Management Agreement).
Incentive fee on net investment income. Following the Conversion, the income-based incentive fee under the Advisory Agreement took effect as of January 1, 2026. Incentive fees increased approximately $0.7 million and $1.8 million, respectively, for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025. There was no incentive fee incurred during each of the three and six months ended June 30, 2025.
General and administrative expenses. General and administrative expenses increased $0.2 million, or 20.3%, and $0.3 million, or 19%, respectively, for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025.
Stock-based compensation. Stock-based compensation decreased $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025. Because externally managed BDCs are not permitted under the 1940 Act to issue or have outstanding restricted stock or stock options, the Board, in advance of the Conversion, approved the accelerated vesting of its outstanding restricted stock and cancelled its outstanding stock options. Following the Conversion, there was no stock-based compensation activity.
Professional fees. Professional fees increased approximately $0.1 million, or 20%, and $0.2 million, or 36.5%, respectively, for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025.
Income tax (benefit) expense. Income tax expense on net investment income increased $0.4 million and $0.3 million, respectively, for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025. The provision for taxes on unrealized appreciation on investments decreased $0.2 million and $0.8 million, respectively, for the three and six months ended June 30, 2026, driven by an increase in temporary differences relating to the net change in unrealized appreciation on investments.

Index
Net change in unrealized appreciation (depreciation)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net change in unrealized appreciation (depreciation) on investments	$2,124,417	$(1,055,970)	$9,242,860	$(1,741,448)
Net change in unrealized appreciation (depreciation). Investments in loans held at fair value are recorded on the trade date at cost, which reflects the amount of principal funded net of any original issue discounts. An unrealized appreciation arises when the fair value of the investment exceeds its cost and an unrealized depreciation arises when the fair value of the investment is less than its cost. The net change in unrealized appreciation on investments of approximately $3.2 million and $11.0 million, respectively, for the three and six months ended June 30, 2026, was driven by the net change in the valuation of the loans, which was impacted by changes in recovery rates, market yields, and revenue multiples, as well as the number of investments in our portfolio held at fair value. In the prior period, only one loan was held at fair value, compared to 17 loans held at fair value in the current period, as a result of our Conversion to a BDC on January 1, 2026.
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
Our primary sources of cash generally consist of unused borrowing capacity under the Revolving Credit Facility, TCGSL Credit Facility, net proceeds of future debt or equity offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results.
As of June 30, 2026 and December 31, 2025, all of our cash was unrestricted and totaled approximately $106.5 million and $38.6 million, respectively.
As of June 30, 2026, we believe that our cash on hand, capacity available under the Revolving Credit Facility, TCGSL Credit Facility, and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
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
Leverage
In accordance with applicable SEC staff guidance and interpretations, effective as of January 1, 2026, we, as a BDC, are permitted to borrow amounts such that our asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). The amount of leverage that we may employ depends on our Adviser’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing.
As of June 30, 2026 and December 31, 2025, we had an aggregate amount of $207.0 million and $98.0 million, respectively, of principal debt outstanding and our asset coverage ratio was 190% and 278%, respectively.

Index
Distributions Declared Per Share
For the six months ended June 30, 2026 and 2025, we declared the following cash distributions:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Payment Date	Amount per Share	Total Amount
March 11, 2025	March 31, 2025	April 15, 2025	$0.23	$5,197,082
June 13, 2025	June 30, 2025	July 15, 2025	0.15	3,389,267
2025 Period Subtotal			$0.38	$8,586,349
March 2, 2026	March 31, 2026	April 15, 2026	$0.05	$1,176,442
June 15, 2026	June 30, 2026	July 15, 2026	0.05	1,134,883
2026 Period Subtotal			$0.10	$2,311,325
Share Repurchase Program
On May 4, 2026, our Board authorized a program for the purpose of repurchasing up to $5.0 million of our common stock (the “Repurchase Program”). Under the Repurchase Program, we may, but are not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we comply with the prohibitions under our compliance policies and procedures adopted in accordance with Rule 38a-1 under the 1940 Act and a code of ethics adopted pursuant to Rule 17j-1 under the 1940 Act. and the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including certain price, market, volume, and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless amended or extended by our Board, we expect the Repurchase Program to be in place until the earlier of such time that $5.0 million of our outstanding shares of common stock have been repurchased, or May 4, 2027.
During the three and six months ended June 30, 2026, we repurchased 839,406 shares of our common stock under the Repurchase Program, totaling $2.8 million, including commissions, at a weighted average net price of $3.29 per share.
Borrowings

	As of June 30, 2026			As of December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Aggregate Principal Committed	Outstanding Principal	Carrying Value

2027 Senior Notes	$77,000,000	$77,000,000	$76,575,336	$77,000,000	$77,000,000	$76,322,493
Revolving Credit Facility(1)	110,000,000	110,000,000	110,000,000	50,000,000	21,000,000	21,000,000
TCGSL Credit Facility	20,000,000	20,000,000	20,000,000	—	—	—
Total	$207,000,000	$207,000,000	$206,575,336	$127,000,000	$98,000,000	$97,322,493
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
As amended, the Revolving Credit Facility contains aggregate commitments of $80.0 million ($110.0 million solely during the 2026 temporary increase period (defined below)) from a FDIC-insured banking institution (which may be increased up to $100.0 million in aggregate, subject to available borrowing base and additional commitments) which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement. Interest is payable on the Revolving

Index
Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 7.00%, as provided in the Revolving Credit Agreement, as amended, payable in cash in arrears.
Our obligations under the Revolving Credit Facility are secured by substantially all of our assets. In addition, we are subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.50 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of us and our subsidiaries. To the best of our knowledge, as of June 30, 2026, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
In January 2026, we entered into Amendment Number Six to the Loan and Security Agreement (“Amendment Number Six”), by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative party thereto. Amendment Number Six, among other things, includes provisions relevant in light of our Conversion to a BDC.
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
In March 2026, we entered into Amendment Number Eight to the Loan and Security Agreement (“Amendment Number Eight”), by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative party thereto. Amendment Number Eight, among other things, increased the commitment from the lenders by $56.0 million, from $50.0 million to $106.0 million, consisting of (i) a $30.0 million permanent increase in revolver commitments and (ii) a $26.0 million increase in revolver commitments during a specified temporary increase period beginning on March 27, 2026 and ending on April 10, 2026 (the “Amendment Number Eight Temporary Increase Period”). Upon expiration of the Amendment Number Eight Temporary Increase Period, the aggregate revolving commitments and the maximum revolver amount under the facility was automatically reduced to $80.0 million.
In June 2026, we entered into Amendment Number Nine to the Loan and Security Agreement (“Amendment Number Nine”), by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative party thereto. Amendment Number Nine, among other things, conformed certain reporting information to market standard for BDCs, set certain conditions for including specific credit facilities in the borrower base, and increased the aggregate revolver commitments under the facility to $110.0 million, consisting of a $30.0 million temporary increase in revolver commitments during a specified temporary increase period beginning on June 26, 2026 and ending on July 3, 2026 (the “Amendment Number Nine Temporary Increase Period”). Upon expiration of the Amendment Number Nine Temporary Increase Period, the aggregate revolving commitments and the maximum revolver amount under the facility will automatically be reduced to $80.0 million.
As of June 30, 2026, outstanding borrowings under the Revolving Credit Facility were $110.0 million and $0 was available for borrowing. As of June 30, 2026, the interest rate on the Company’s borrowings under the Revolving Credit Facility was 7.25%.
On July 1, 2026, we repaid $84.4 million on our outstanding debt obligations under the Revolving Credit Facility.
TCGSL Credit Facility
In January 2026, we entered into the TCGSL Credit Facility, which provides for an unsecured revolving credit facility with a $20.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the TCGSL Credit Agreement. As of June 30, 2026, outstanding borrowings on the TCGSL Credit Facility were $20.0 million and $0 was available for borrowing.
On July 1, 2026, we repaid $20.0 million on our outstanding debt obligations under the TCGSL Credit Facility.
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

Index
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
As of June 30, 2026, we had $77.0 million in principal amount of the 2027 Senior Notes outstanding.
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
Debt Service
As of June 30, 2026, we believe that our cash on hand, capacity available under our Revolving Credit Facility, TCGSL Credit Facility, principal repayments we expect to receive on our investment portfolio, and cash flows from operations will be sufficient to satisfy the operating requirements of our business, to service our outstanding debt, and to meet our contractual obligations, including repayment of the 2027 Senior Notes at maturity, through at least the next twelve months.
Recent Developments
In July 2026, a borrower, Devi Holdings Inc. (“Devi”) entered into a binding term sheet, through its court-appointed receiver, to sell its Massachusetts and New Mexico assets to J Brrothers LLC for $12.5 million, of which we expect to be allocated our pro rata portion of the sale proceeds. Devi earned a non-refundable deposit of $2.0 million in connection with entering into the binding term sheet. The transaction remains subject to definitive documentation and court approval. No assurance can be provided that it will be consummated by the terms described herein, or at all. AFC Agent continues to

Index
monitor the court-appointed receivership installed to maintain the borrower’s operations and maximize value for the benefit of its creditors.
In July 2026, we committed $7.0 million of a $25.0 million senior secured credit facility with CM Counsel Management LLC, of which $3.1 million was funded at closing. The loan was originated at a discount of 3.0% and matures July 10, 2030. The loan bears cash interest at a rate of three-month SOFR plus 4.5%, with a rate index floor of 4.0%, and 5.0% interest paid-in kind.
In July 2026, we entered into an amendment with Story of Natures Medicine LLC (“Story of Natures Medicine”) to extend the maturity date from July 31, 2026 to December 31, 2026 in exchange for an amendment fee of 1.5% of the outstanding principal balance and the addition of an exit fee of 1.5% of the outstanding principal balance. Story of Natures Medicine is current on all interest and amortization obligations under the credit facility.
On July 1, 2026, we repaid $84.4 million and $20.0 million, respectively, on our outstanding debt obligations under the Revolving Credit Facility and TCGSL Credit Facility.
In August 2026, we entered into a forbearance agreement under the existing credit facility with Theratrue, Inc. and its affiliates (“Theratrue”), as borrowers, whereby we agreed to waive certain financial covenants and forbear from exercising certain rights, subject to certain conditions. In exchange, the parties amended certain terms regarding Theratrue’s repayment obligations thereunder and Theratrue paid an amendment fee and will pay an exit fee, totaling approximately $0.4 million in the aggregate. Approximately $8.0 million remains outstanding under the credit facility.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of June 30, 2026 are as follows:

	As of June 30, 2026
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$3,029,030	$—	$—	$—	$3,029,030
Total	$3,029,030	$—	$—	$—	$3,029,030
As of June 30, 2026, all unfunded commitments were related to our total loan commitments and were available for funding in less than one year.
We also had the following contractual obligations as of June 30, 2026 relating to the 2027 Senior Notes:

	As of June 30, 2026
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations(1)	$81,427,500	$—	$—	$—	$81,427,500
Total	$81,427,500	$—	$—	$—	$81,427,500
(1) Amounts include projected interest payments during the period based on interest rates in effect as of June 30, 2026.
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
Critical Accounting Policies and Estimates
As of June 30, 2026, there were no significant changes in or changes in the application of our critical accounting policies or estimates from those presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. For a

Index
description of our critical accounting policies and estimates, see Note 2 “Significant Accounting Policies” to our consolidated financial statements. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Use of Estimates in the Preparation of the Consolidated Financial Statements, and Basis of Presentation.
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

Index
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
As of June 30, 2026, on a fair value basis, 55.4% of performing debt investments bore interest at a floating rate and 44.6% of performing debt investments bore interest at a fixed rate, respectively. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our TCGSL Credit Facility and 2027 Senior Notes bear interest at a fixed rate.
As of June 30, 2026, the floating benchmark rates included one-month and three-month SOFR and U.S. prime. One-month SOFR was quoted at 3.7% and subject to a weighted average floor of 3.7% based on outstanding principal. Three-month SOFR was quoted at 3.7% and subject to a weighted average floor of 2.5% based on outstanding principal. U.S. prime rate was quoted at 6.75% and subject to a weighted average floor of 4.5% based on outstanding principal.
Based on our June 30, 2026 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income of base rate changes in interest rates on performing investments (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$3,297,250	$(3,300,000)	$(2,750)
Up 200 basis points	$1,983,366	$(2,200,000)	$(216,634)
Up 100 basis points	$697,223	$(1,100,000)	$(402,777)
Down 100 basis points	$(544,535)	$275,000	$(269,535)
Down 200 basis points	$(550,378)	$275,000	$(275,378)
Down 300 basis points	$(550,378)	$275,000	$(275,378)
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

Index
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Principal Financial Officer (the “PFO”). Based upon this evaluation, our CEO and PFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosure.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of these and other inherent limitations of control systems, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans.
We have been involved in a series of lawsuits against the Justice Cannabis Company and its related individuals and entities since April 2025 regarding various alleged defaults under the credit agreement entered into between the parties on April 5, 2021 and subsequently amended multiple times. The credit facility to Justice Cannabis Company matured on May 1, 2026 and was not repaid.
On April 20, 2026, we sent the borrowers a Maturity Statement and on May 7, 2026 we sent the borrowers a Notice of Default for failure to pay upon maturity. As of the date of this Quarterly Report, approximately $78.8 million of principal remains outstanding under the credit facility. We are pursuing repayment of this loan through multiple avenues. On May 14, 2026, AFC Agent noticed public dispositions of certain collateral under Article 9 of the Uniform Commercial Code, originally scheduled for July 28, 2026, and currently rescheduled for September 24, 2026 and October 6, 2026.
In April 2025, we and AFC Agent (collectively, the “AFC Parties”) commenced legal actions against two shareholders (the “Guarantors”) of the parent of Justice Cannabis Company in the United States District Court for the Southern District of New York, which was amended in June 2025, and then again in June 2026 following the court’s partial grant of the Guarantors’ motion to dismiss in March 2026. The second amended complaint against the Guarantors asserts claims for breach of contract and fraud. This action is in discovery.
Also in April 2025, AFC Agent commenced an action against the parent of Justice Cannabis Company (the “Parent”) in New York state court asserting a claim for breach of contract arising from Parent’s failure to satisfy its obligations under a payment guaranty agreement related to the Company’s credit facility with Justice Cannabis Company. On August 3, 2026, AFC Agent commenced an action against the Parent in New York state court seeking summary judgment in lieu of complaint for failure of the Parent to satisfy its obligations under the guaranty agreement upon the borrower’s failure to pay at maturity.
In April 2025, two Justice Cannabis Company-affiliated cannabis companies that are borrowers under the Company’s credit facility with Justice Cannabis Company filed a complaint in the United States District Court for the District of New Jersey alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, and

Index
violations of the New York Uniform Commercial Code in connection with the Company’s termination of a forbearance agreement between the parties. In May 2025, the court granted NJ plaintiffs’ request for a preliminary injunction. In June 2025, the AFC Parties appealed the injunction to the Third Circuit Court of Appeals, which heard oral argument on March 3, 2026. On May 6, 2026, the AFC Parties filed a motion to dismiss the appeal as moot. The appeal and that motion both remain pending before the Third Circuit. On February 23, 2026, the District Court granted the AFC Parties’ motion for summary judgment on the Amended Complaint’s fourth count.
In June 2026, the AFC Parties commenced an action against Bloc Dispensary LLC, Hayden Gateway LLC, Pier Cove LLC and certain affiliated borrowers in the Superior Court of New Jersey, Chancery Division, Mercer County, seeking to enforce the AFC Parties’ contractual rights to inspect the collateral securing the credit facility to Justice Cannabis Company. The defendants removed the action to the United States District Court for the District of New Jersey, and the action was subsequently returned to the Chancery Division. On July 15, 2026, the defendants, together with JG HoldCo LLC and two individual principals, filed a counterclaim against the AFC Parties and applied for an order to show cause with temporary restraints seeking to enjoin the AFC Parties from exercising control over the counterclaim-NJ plaintiffs’ deposit accounts and from conducting the noticed dispositions of collateral described above. The defendants also allege, among other things, that the credit agreement is unenforceable because it involves activities that violate federal law, that the AFC Parties do not hold valid or enforceable security interests in the collateral, and that the noticed dispositions would not be commercially reasonable under Article 9 of the Uniform Commercial Code. Pursuant to a case management order entered on July 17, 2026, AFC’s opposition to the pending application for preliminary injunctive relief was filed on August 7, 2026, replies are due on August 14, 2026, and a hearing is scheduled for September 15, 2026. The AFC Parties believe the counterclaim is without merit and intend to defend against it vigorously.
On March 26, 2026, Bloc Dispensary LLC, Hayden Gateway LLC, and JG HoldCo LLC—which are two borrowers under the credit facility to Justice Cannabis Company entities—filed suit against Leonard Tannenbaum, Robyn Tannenbaum, Daniel Neville, the Company, AFC Agent, and the Adviser in the Circuit Court for the 15th Judicial Circuit for Palm Beach County, Florida. The complaint reiterates many of the allegations in a complaint that was filed in California (and subsequently dismissed for lack of jurisdiction), including that the defendants harmed plaintiffs’ business and breached the 2024 Justice Cannabis Company Forbearance Agreement, among other alleged misconduct. The Florida plaintiffs assert causes of action against all defendants for breach of fiduciary duty, tortious interference with a contractual relationship, unjust enrichment, breaches of contract, negligent hiring, and negligent retention and supervision, and seek damages, interest, costs, attorney fees, and an injunction against foreclosure. Defendants filed a motion to dismiss and a motion to stay this action on July 6, 2026, which remains pending.
On February 26, 2026, Jon Loevy and Michael Kanovitz—the principals of the Justice Cannabis Company borrowers—filed a complaint in the Circuit Court of Cook County, Illinois against nine individuals who are directors, officers, or other personnel affiliated with the Company. The defendants removed the action to the United States District Court for the Northern District of Illinois. The complaint, as amended on May 22, 2026, asserts a claim for defamation, based on statements attributed to a Company spokesperson in a legal trade publication and on remarks made on a Company earnings call. In June 2026, the defendants moved to dismiss the amended complaint for lack of personal jurisdiction and for failure to state a claim, and separately moved for sanctions. Both motions remain pending. The defendants believe the claims are without merit and intend to defend against them vigorously.
Because the outcomes of these actions remain uncertain, no reasonable estimate of possible outcomes resulting from these legal actions can be made at this time.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and as disclosed in Item 1A. “Risk Factors” in subsequently filed Quarterly Reports on Form 10-Q.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.

Index
Issuer Purchases of Equity Securities
On May 4, 2026, the Company’s Board authorized a program for the purpose of repurchasing up to $5.0 million of the Company's common stock (the “Repurchase Program”). Under the Repurchase Program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time, provided that the Company complies with the prohibitions under its compliance policies and procedures adopted in accordance with Rule 38a-1 under the 1940 Act and a code of ethics adopted pursuant to Rule 17j-1 under the 1940 Act. and the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including certain price, market, volume, and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless amended or extended by the Company’s Board, the Company expects the Repurchase Program to be in place until the earlier of such time that $5.0 million of the Company's outstanding shares of common stock have been repurchased, or May 4, 2027.
The following table summarizes the Company’s common stock repurchased under our Repurchase Program during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1, 2026 to April 30, 2026	—	$—	—	$5,000,000
May 1, 2026 to May 31, 2026	589,529	3.28	589,529	3,064,482
June 1, 2026 to June 30, 2026	249,877	3.31	249,877	2,236,941
Total	839,406	$3.29	839,406	$2,236,941
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the fiscal quarter ended June 30, 2026, none of the directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.3	Form of 5.750% Senior Notes due 2027 (included in Exhibit 4.2).
10.9I†	Amendment Number Nine to the Loan and Security Agreement, dated as of June 26, 2026, by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto (filed as Exhibit 10.9I to the Company’s Current Report on Form 8-K on June 30, 2026 and incorporated by reference herein).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: August 13, 2026
ADVANCED FLOWER CAPITAL INC.

	By:	/s/ Daniel Neville
Daniel Neville
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter Sattelmair
Peter Sattelmair
Assistant Treasurer
(Principal Financial Officer)