Form 10-Q
period 2026-09-30
Advanced Flower Capital Inc.
filed 2026-11-05
CIK 1822523

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at November 2, 2026
Common stock, $0.01 par value per share	22,403,782

Index
ADVANCED FLOWER CAPITAL INC.
TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(unaudited)

As of
September 30, 2026
Assets
Non-controlled, non-affiliated investments at fair value (cost of $351,041,722)	$289,566,636
Cash and cash equivalents	102,117,304
Interest receivable	1,866,810
Prepaid expenses and other assets	1,549,265
Total assets	$395,100,015

Liabilities
Accrued interest	$2,080,541
Distribution payable	1,120,189
Management fee payable	922,690
Income-based incentive fee payable	750,152
Accrued direct administrative expenses	1,002,368
Director fees payable	63,750
Accounts payable and other liabilities	893,965
Senior notes payable, net	76,703,853
Line of credit payable	115,000,000
Line of credit payable to affiliate	5,000,000
Total liabilities	203,537,508
Commitments and contingencies (Note 8)
Net assets
Common stock, par value $0.01 per share, 50,000,000 shares authorized; 22,403,782 shares issued and outstanding at September 30, 2026	224,038
Additional paid-in capital	254,944,250
Distributable (loss) earnings	(63,605,781)
Total net assets	191,562,507

Total liabilities and net assets	$395,100,015

Net asset value per share	$8.55
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
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three months ended September 30, 2026	Nine months ended September 30, 2026
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$7,616,438	$23,195,973
Payment-in-kind interest income	949,002	2,064,702
Other income	—	1,809,788
Total investment income	8,565,440	27,070,463
Expenses:
Interest expense	1,868,647	5,517,066
Management fee	1,099,110	3,151,137
Incentive fee on net investment income	750,152	2,512,332
General and administrative expenses	931,792	2,809,598
Director fees	63,750	191,300
Professional fees	297,363	1,117,329
Total expenses	5,010,814	15,298,762
Management fee rebate	(176,420)	(586,828)
Net expenses	4,834,394	14,711,934
Net investment income before taxes	3,731,046	12,358,529
Income tax expense	194,615	514,679
Net investment income	3,536,431	11,843,850
Net change in unrealized appreciation on investments	3,081,851	12,324,711
Provision for taxes on unrealized appreciation on investments	(218,034)	(980,918)
Net unrealized gain on investments, net of taxes	2,863,817	11,343,793
Net increase in net assets resulting from operations	$6,400,248	$23,187,643

Per share data:
Basic and diluted net investment income per share	$0.16	$0.51
Basic and diluted net increase in net assets resulting from operations per share	$0.28	$1.00
Basic and diluted weighted average shares of common stock outstanding	22,582,809	23,100,040
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Revenue:
Interest income	$8,162,075	$24,681,832
Interest expense	(1,631,127)	(5,304,572)
Net interest income	6,530,948	19,377,260
Expenses:
Management and incentive fees, net (less rebate of $235,670 and $624,992, respectively)	715,138	2,211,686
General and administrative expenses	674,342	2,255,049
Stock-based compensation	487,436	1,525,687
Professional fees	354,803	1,087,843
BDC conversion expenses	579,192	805,972
Total expenses	2,810,911	7,886,237
Provision for current expected credit losses	(7,372,778)	(22,524,920)
Change in unrealized losses on loans at fair value, net	(9,712,427)	(11,453,875)
Net loss before income taxes	(13,365,168)	(22,487,772)
Income tax benefit	(874,662)	(900,300)
Net loss	$(12,490,506)	$(21,587,472)

Earnings per common share:
Basic	$(0.57)	$(0.99)
Diluted	$(0.57)	$(0.99)

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	22,114,761	22,109,088
Diluted weighted average shares of common stock outstanding	22,160,176	22,129,116
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(unaudited)

	Three months ended September 30, 2026	Nine months ended September 30, 2026
Increase in net assets resulting from operations:
Net investment income	$3,536,431	$11,843,850
Net unrealized gain on investments, net of taxes	2,863,817	11,343,793
Net increase in net assets resulting from operations	6,400,248	23,187,643
Distributions to shareholders:
Distributions declared ($0.05 and $0.15 per share, respectively)	(1,120,189)	(3,431,514)
Net decrease in net assets resulting from distributions	(1,120,189)	(3,431,514)
Share transactions:
Repurchases of common stock	(987,052)	(3,761,609)
Net decrease in net assets from share transactions	(987,052)	(3,761,609)
Total increase in net assets	4,293,007	15,994,520
Net assets, beginning of the period	187,269,500	175,567,987
Net assets, end of the period	$191,562,507	$191,562,507
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

Three months ended September 30, 2025
	Common Stock		Additional Paid-In- Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2025	22,595,111	$225,951	$252,901,392	$(68,396,269)	$184,731,074
Stock-based compensation, net of forfeitures	(570)	(6)	487,442	—	487,436
Dividends declared on common shares ($0.15 per share)	—	—	—	(3,389,181)	(3,389,181)
Net loss	—	—	—	(12,490,506)	(12,490,506)
Balance at September 30, 2025	22,594,541	$225,945	$253,388,834	$(84,275,956)	$169,338,823

Nine months ended September 30, 2025
	Common Stock		Additional Paid-In- Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2024	22,332,927	$223,329	$251,865,763	$(50,712,954)	$201,376,138
Stock-based compensation, net of forfeitures	261,614	2,616	1,523,071	—	1,525,687
Dividends declared on common shares ($0.53 per share)	—	—	—	(11,975,530)	(11,975,530)
Net loss	—	—	—	(21,587,472)	(21,587,472)
Balance at September 30, 2025	22,594,541	$225,945	$253,388,834	$(84,275,956)	$169,338,823
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Nine months ended September 30, 2026
Operating activities:
Net increase in net assets resulting from operations	$23,187,643
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(12,324,711)
Net accretion of discount on investments	(2,480,713)
Amortization of deferred financing costs - revolving credit facilities	206,304
Amortization of deferred financing costs - senior notes	407,610
Payment-in-kind interest	(2,055,478)
Purchases of investments	(98,211,692)
Proceeds from principal repayments and sale of investments	59,075,533
Changes in operating assets and liabilities:
Interest receivable	(967,428)
Prepaid expenses and other assets	1,007,980
Accrued interest	1,317,361
Management fee payable	206,509
Income-based incentive fee payable	750,152
Accrued direct administrative expenses	627,516
Accounts payable and other liabilities	184,130
Net cash used in operating activities	(29,069,284)

Cash flows from financing activities:
Payment of financing costs	(345,985)
Borrowings on revolving credit facilities	419,125,000
Repayments on revolving credit facilities	(320,125,000)
Distributions paid to common shareholders	(2,311,325)
Repurchases of common stock	(3,761,609)
Net cash provided by financing activities	92,581,081

Net increase in cash and cash equivalents	63,511,797
Cash and cash equivalents, beginning of period	38,605,507
Cash and cash equivalents, end of period	$102,117,304

Supplemental disclosure of non-cash activity:
OID withheld from funding of loans	$2,143,654
Distributions declared and not yet paid	$1,120,189

Supplemental information:
Interest paid during the period	$3,585,792
Income taxes paid (net of refunds received) during the period	$565,217
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Nine months ended September 30, 2025
Operating activities:
Net loss	$(21,587,472)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for current expected credit losses	22,524,920
Change in unrealized losses on loans at fair value, net	11,453,875
Accretion of deferred loan original issue discount and other discounts	(2,640,604)
Amortization of deferred financing costs - revolving credit facility	210,915
Amortization of deferred financing costs - senior notes	471,994
Stock-based compensation	1,525,687
Payment-in-kind interest	(418,023)
Changes in operating assets and liabilities:
Interest receivable	1,201,663
Prepaid expenses and other assets	(1,181,684)
Accrued interest	1,305,197
Accrued management and incentive fees, net	(1,217,108)
Accrued direct administrative expenses	(463,658)
Accounts payable and other liabilities	610,532
Net cash provided by operating activities	11,796,234

Cash flows from investing activities:
Issuance of and fundings on loans	(39,430,409)
Principal repayment of loans	63,277,253
Net cash provided by investing activities	23,846,844

Cash flows from financing activities:
Payment of financing costs	(176,934)
Borrowings on revolving credit facilities	70,600,000
Repayments on revolving credit facilities	(148,600,000)
Dividends paid to common shareholders	(15,956,215)
Net cash used in financing activities	(94,133,149)

Net decrease in cash and cash equivalents	(58,490,071)
Cash and cash equivalents, beginning of period	103,610,460
Cash and cash equivalents, end of period	$45,120,389

Supplemental disclosure of non-cash activity:
OID withheld from funding of loans	$1,270,000
Dividends declared and not yet paid	$3,389,181

Supplemental information:
Interest paid during the period	$3,316,466
Income taxes paid (net of refunds received) during the period	$185,668
See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(unaudited)

Company(1)(2)		Reference Rate and Spread(3)	Interest Rate(3)	Maturity Date(4)	Principal(5)	Amortized Cost(5)	Fair Value(7)	% of Net Assets

Non-controlled, non-affiliated debt investments
Cannabis
Devi Holdings Inc.	(8)(9)	Cash 13.00% + 2.50% PIK	15.5%	5/8/2024	$40,556,808	$37,689,377	$20,501,466
MI Opportunity Fund I, LLC		Fixed	10.0%	12/8/2028	5,537,784	4,358,784	4,454,317
Trulieve Cannabis Corp.	(15)	Fixed	10.5%	12/17/2030	5,000,000	5,000,000	5,212,500
Justice Cannabis Company	(9)(10)	Prime + 10.25%	17.3%	5/1/2026	78,768,556	77,323,709	42,456,252
DMA Holdings (MA), LLC	(11)	SOFR (M) + Cash 12.00% + 2.00% PIK	17.9%	5/3/2027	12,195,762	11,513,143	5,073,437
Story of Natures Medicine LLC		Fixed	15.0%	12/31/2026	19,099,497	18,847,595	18,934,286
High End Holdings LLC		SOFR (M) + 8.00%	12.5%	12/15/2027	17,790,725	17,510,282	15,158,587
High End Holdings LLC		SOFR (M) + 8.00%	12.5%	12/15/2027	15,832,384	15,585,134	13,489,983
Theratrue, Inc.		SOFR (M) + 8.75%	13.8%	9/1/2028	8,602,937	8,392,104	8,295,812
Story of Maryland LLC		SOFR (M) + 7.50%	12.0%	11/1/2027	26,668,445	26,380,337	26,591,106
Story of Ohio LLC		Fixed	14.0%	11/1/2027	13,571,586	13,410,550	13,571,586
Standard Wellness Company, LLC		Cash 12.50% + 1.50% PIK	14.0%	4/1/2029	12,813,586	12,568,109	12,709,156
Cresco Labs, LLC	(15)	Fixed	12.5%	8/13/2030	10,000,000	9,693,333	10,200,000
					266,438,070	258,272,457	196,648,488	102.7%
Commercial & Professional Services
STAT Buyer, LLC		SOFR (M) + 8.50%	12.4%	2/1/2031	55,800,000	54,760,000	54,893,250	28.7%
Health Care Providers & Services
CM Counsel Management LLC	(6)(9)	SOFR (Q) + 4.50% + 5.00% PIK	13.6%	7/10/2030	3,163,124	3,075,172	3,075,172	1.6%
Insurance
BCIS AH Borrower LLC	(12)	Cash 7.50% + 9.00% PIK	16.5%	2/1/2030	30,507,634	29,879,220	29,897,481	15.6%
Leisure Products
Kristoff Parent, LLC	(13)	15.00% PIK	15.0%	10/18/2031	2,668,320	2,616,331	2,613,086
Kristoff Buyer, LLC	(14)	SOFR (Q) + 5.50%	9.6%	4/21/2031	2,484,375	2,438,542	2,439,159
					$5,152,695	$5,054,873	$5,052,245	2.6%

Total investments(16)					$361,061,523	$351,041,722	$289,566,636	151.2%

Index
(1)The Company’s investments are all first lien senior term loans that are qualifying assets geographically located in the United States.
(2)All debt investments are income producing unless otherwise indicated.
(3)As of September 30, 2026, the floating benchmark rates included one-month (“M”) and three-month (“Q”) Secured Overnight Financing Rate (“SOFR”) and U.S. prime. One-month SOFR was quoted at 3.9% and subject to a weighted average floor of 3.8% based on the outstanding principal of performing debt investments. Three-month SOFR was quoted at 4.1% and subject to a weighted average floor of 3.3% based on the outstanding principal of performing debt investments. U.S. prime rate was quoted at 7.00% and subject to a weighted average floor of 4.5%, which relates to a single debt investment on nonaccrual status; the Company held no performing debt investments bearing interest at U.S. prime as of September 30, 2026.
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
(13)The loan bears cash interest at a rate of 10.0% and 3.0% interest paid-in kind, with the option for the borrower to elect to pay interest at a rate of 15.0% paid-in kind at the borrower’s election each quarter through maturity.
(14)The loan bears interest at SOFR plus an applicable margin, which adjusts quarterly between 5.25% and 5.75% based on the ratio of first lien debt to consolidated EBITDA. As of September 30, 2026, the applicable margin was 5.50%.
(15)These investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(16)Unless otherwise indicated, all of the Company’s investments or a portion thereof are pledged as collateral under the Revolving Credit Facility. See Note 7 “Debt” included in these consolidated financial statements.

See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(unaudited)1

Company(1)(2)		Reference Rate and Spread(3)	Interest Rate(3)	Maturity Date(4)	Principal(5)	Amortized Cost(5)	Fair Value(7)	% of Net Assets
Debt investments
Cannabis
Devi Holdings Inc.	(8)(9)	Cash 13.00% + 2.50% PIK	15.5%	5/8/2024	$46,790,684	$43,923,253	$16,259,763
MI Opportunity Fund I, LLC		Fixed	10.0%	12/8/2028	6,000,000	4,821,000	4,821,000
Trulieve Cannabis Corp.	(11)	Fixed	10.5%	12/17/2030	5,000,000	5,000,000	5,000,000
Justice Cannabis Company	(9)(10)	Fixed	12.5%	5/1/2026	78,768,556	77,323,709	43,907,721
DMA Holdings (MA), LLC	(10)	SOFR + Cash 12.00% + 2.00% PIK	17.7%	5/3/2027	12,195,762	11,513,143	5,451,148
Bloom Hold Co.		SOFR + 8.00%	13.0%	5/1/2026	25,146,957	25,029,524	25,029,524
Story of Natures Medicine LLC		Fixed	9.0%	7/31/2026	23,599,497	22,668,405	22,043,979
High End Holdings LLC		SOFR + 8.00%	12.5%	4/1/2028	19,327,505	18,888,550	15,775,932
High End Holdings LLC		SOFR + 8.00%	12.5%	4/1/2028	17,200,000	16,813,000	14,038,855
Gron Holdings, Inc.	(6)	SOFR + 8.50%	13.5%	6/1/2028	5,358,890	5,111,731	5,111,731
Theratrue, Inc.	(6)	SOFR + 8.75%	13.8%	9/1/2028	7,479,626	7,186,293	7,051,381
Story of Maryland LLC		SOFR + 7.50%	12.0%	11/1/2027	33,179,518	32,691,950	32,691,950
Story of Ohio LLC		Fixed	14.0%	3/1/2028	15,000,000	14,736,486	14,736,486
Standard Wellness Company, LLC	(6)	Cash 12.50% + 1.50% PIK	14.0%	4/1/2029	12,370,245	12,028,995	12,016,772
Cresco Labs, LLC	(11)	Fixed	12.5%	8/13/2030	10,000,000	9,633,333	9,633,333
Total investments(12)					$317,417,240	$307,369,372	$233,569,575	133.0%
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
(11)These investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(12)Unless otherwise indicated, all of the Company’s investments or a portion thereof are pledged as collateral under the Revolving Credit Facility. See Note 7 “Debt” included in these consolidated financial statements.

See accompanying notes to the consolidated financial statements

Index
ADVANCED FLOWER CAPITAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
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
The Company has formed wholly-owned subsidiaries, AFCG TRS1, LLC (“TRS1”) and TCGDL LLC, to facilitate certain investment and operational activities. The financial statements of these subsidiaries are consolidated in the Company’s consolidated financial statements.
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
Effective January 1, 2026, the Company elected to be regulated as a BDC under the 1940 Act and adopted investment company accounting. As a result, the Company adopted ASC 946 from its prior accounting as a REIT to investment company accounting, which requires, among other things, that investments be carried at fair value with changes in fair value recognized in the consolidated statement of operations. Due to the prospective application of a change in accounting as required under ASC 946-10-25-3, the Company has determined that the presentation of its consolidated financial statements for periods beginning after December 31, 2025 is not comparable to the consolidated financial statements previously prepared for prior periods for which the Company did not apply ASC 946. As a result, the Company has provided separate consolidated financial statements for applicable prior periods in Item 1 of this Quarterly Report on Form 10-Q.
Reclassifications and Presentation
Effective January 1, 2026, the Company prospectively adopted ASC 946. Upon its change in status, the following significant changes and elections were made:
•Loans previously held for investment at carrying value with related current expected credit loss reserves are now measured at fair value under ASC 946. The opening balance sheet adjustment for loans held for investment from carrying value to fair value was $207,488,812, see Note 5 “Fair Value” included in these consolidated financial statements. There was no impact to opening accumulated earnings related to this change;
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
The Company’s results of operations for each of the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may ultimately be realized for the full fiscal year ending December 31, 2026.
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

Index
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
Transfers between levels, if any, are recognized at the beginning of the reporting period in which the transfers occur. The Company evaluates the source of inputs used in the determination of fair value, including any markets in which the investments, or similar investments, are trading. When the fair value of an investment is determined using inputs from a pricing service (or principal market makers), the Company considers various criteria in determining whether the investment should be classified as a Level 2 or Level 3 investment. Criteria considered include the pricing methodologies of the pricing services (or principal market makers) to determine if the inputs to the valuation are observable or unobservable, as well as the number of prices obtained and an assessment of the quality of the prices obtained. The level of an investment within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment.
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
In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect the adoption of ASU 2026-03 to have a material impact on the Company’s consolidated financial statements.

Index
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
The Adviser receives base management fees (the “Management Fee”) that are calculated at a quarterly rate of 0.375% of the average value of the Company’s average gross assets at the end of the two most recently completed calendar quarters (excluding cash or cash equivalents but including assets purchased with borrowed funds) during the most recently completed calendar quarter; less 50% of the aggregate amount of any other fees (“Outside Fees”), including any agency fees relating to our investments, but excluding the incentive fees payable to the Adviser (as defined below) and any diligence fees paid and earned by the Adviser and paid by third parties in connection with the Adviser’s due diligence of potential investments; provided further, that the Management Fee will be calculated at an annual rate equal to 1.00% of the average value of our gross assets (excluding cash or cash equivalents but including assets purchased with borrowed funds) during the most recently completed calendar quarter that exceeds an amount equal to the product of (i) 200% and (ii) our net asset value at the end of the most recently completed calendar quarter.
In addition to the Management Fee, pursuant to the Advisory Agreement, the Company will pay the Adviser an incentive fee consisting of two parts (the “Incentive Fees”). The first part is determined and paid quarterly based on the Company’s pre-incentive fee net investment income in respect of the current calendar quarter and the three preceding calendar quarters (or the appropriate portion thereof in the case of any of the Company’s first three calendar quarters following the effective date of the Advisory Agreement (the “Trailing Four Quarters”)), and the second part is determined and payable in arrears based on net capital gains as of the end of each calendar year or upon termination of the Advisory Agreement.
(i) Income-based incentive fee
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

Index
•no incentive fee based on pre-incentive fee net investment income in any calendar quarter in which the Company’s aggregate pre-incentive fee net investment income in respect of the relevant Trailing Four Quarters does not exceed the New Hurdle Rate in respect of the relevant Trailing Four Quarters;
•100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the New Hurdle Rate but is less than 1.8182% in any calendar quarter (7.2728% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the New Hurdle Rate but is less than 1.8182%) as the catch-up (the “New Catch-Up”). The New Catch-Up is meant to provide the Adviser with approximately 17.5% of the Company’s pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.8182% in any calendar quarter; and
•17.5% of the pre-incentive fee net investment income in respect of the relevant Trailing Four Quarters that exceeds 1.8182% in respect of the relevant Trailing Four Quarters (7.2728% annualized), which reflects that once the New Hurdle Rate is reached and the New Catch-Up is achieved, 17.5% of the pre-incentive fee net investment income in respect of the relevant Trailing Four Quarters that exceeds the New Catch-Up amounts is paid to the Adviser.
These calculations are adjusted for all issuances by the Company of shares of its common stock, including issuances pursuant to any dividend reinvestment plan and distributions during the applicable calendar quarter.
There was $0.8 million and $2.5 million of Incentive Fees on net investment income, respectively, for the three and nine months ended September 30, 2026.
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
See “Part I, Item 1—Business—Adviser Compensation subsequent to January 1, 2026” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for more information.
For each of the three and nine months ended September 30, 2026, there were no Incentive Fees on capital gains.
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
In addition to the Base Management Fee, the Manager was entitled to receive incentive compensation (the “Incentive Compensation”) under the Management Agreement. Under the Management Agreement, the Company paid Incentive Fees to the Manager based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period, the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that were included in net income for the applicable reporting period, regardless of whether such items were included in other comprehensive income or loss, or in net income and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between

Index
the Manager and the Independent Directors and approved by a majority of the Independent Directors. See “Part I, Item 1—Business—Management Compensation prior to January 1, 2026” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for more information.
There was no Incentive Compensation on Core Earnings during the three and nine months ended September 30, 2025.
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
The following table summarizes the related party costs incurred by the Company for the three and nine months ended September 30, 2026:

	Three months ended September 30, 2026	Nine months ended September 30, 2026
Affiliate Costs
Management fees before rebate	$1,099,110	$3,151,137
Less: outside fees earned	(176,420)	(586,828)
Management fees	922,690	2,564,309
Incentive fee on net investment income	750,152	2,512,332
General and administrative expenses reimbursable to Adviser	790,200	2,239,264
Professional fees reimbursable to Adviser	35,254	110,204
Total	$2,498,296	$7,426,109
The amount payable to the Adviser as of September 30, 2026 was approximately $2.7 million and is recorded within management fee payable, income-based incentive fee payable and accrued direct administrative expenses in the Company’s consolidated statement of assets and liabilities.

Index
The Adviser is a wholly-owned subsidiary of Castleground Holdings LLC, a majority of the outstanding equity of which is beneficially owned by certain officers and Directors as of the date of this Quarterly Report on Form 10-Q.
The following table summarizes the related party costs incurred by the Company under the Management Agreement prior to the Conversion for the three and nine months ended September 30, 2025:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Affiliate Costs
Management fees	$950,808	$2,836,678
Less: outside fees earned	(235,670)	(624,992)
Base management fees	715,138	2,211,686
Incentive fees earned	—	—
General and administrative expenses reimbursable to Manager	493,358	1,621,203
Professional fees reimbursable to Manager	21,853	39,985
Total	$1,230,349	$3,872,874
The amount payable to the Manager as of December 31, 2025 was approximately $1.1 million and is recorded within accrued management fees and incentive fees and accrued direct administrative expenses in the Company’s consolidated balance sheet.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the Adviser or its affiliates, including the Adviser, and their portfolio companies, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. Additionally, the Adviser or its affiliates, may from time to time serve as administrative and collateral agent to the lenders under the Company’s loans (“AFC Agent”). As of September 30, 2026, there were three co-invested loans held by the Company and affiliates of the Company.
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
Unsecured Revolving Credit Facility with Affiliate
In December 2024, the Company entered into the AFCF Credit Facility with AFC Finance, LLC, an affiliate of the Company and Mr. and Mrs. Tannenbaum. The AFCF Credit Facility was terminated in April 2025. Refer to Note 7 for more information.
In January 2026, the Company entered into the TCGSL Credit Facility with TCGSL LLC, an affiliate of the Company and Mr. and Mrs. Tannenbaum. Refer to Note 7 for more information.
4.    INVESTMENTS
As of September 30, 2026, the Company’s investment portfolio included 18 loans, comprised of first lien senior term loans that are geographically headquartered in the United States. The aggregate commitment under these loans was approximately $383.3 million and outstanding principal was approximately $361.1 million as of September 30, 2026. For the nine months ended September 30, 2026, the Company funded $102.7 million of new loans and additional principal and capitalized PIK and received approximately $59.1 million of principal repayments.

Index
As of September 30, 2026, on a fair value basis, 55.9% of performing debt investments bore interest at a floating rate and 44.1% of performing debt investments bore interest at a fixed rate, respectively.
The following table summarizes the Company’s investments as of September 30, 2026:

	As of September 30, 2026
	Amortized cost(1)	Fair Value(2)

First lien senior term loans	$351,041,722	$289,566,636
Total investments	$351,041,722	$289,566,636
(1)The difference between the amortized cost and the outstanding principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs.
(2)Refer to Note 5.
The Company uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The industrial composition of the Company’s portfolio at fair value as of September 30, 2026 was as follows:

	As of September 30, 2026
Investment Type	Fair Value	% of Total Investments at Fair Value

Cannabis	$196,648,488	67.9%
Commercial & Professional Services	54,893,250	19.0%
Health Care Providers & Services	3,075,172	1.1%
Insurance	29,897,481	10.3%
Leisure Products	5,052,245	1.7%
Total investments	$289,566,636	100.0%
As of September 30, 2026, the Company had certain investments in three portfolio companies on nonaccrual status, which represented 23.5% of total debt investments at fair value. As of September 30, 2026, investments on nonaccrual status had an aggregate amortized cost and fair value of approximately $126.5 million and $68.0 million, respectively.
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

Index
The following table presents fair value measurements of investments and cash and cash equivalents as of September 30, 2026:

	Fair Value Measurement as of September 30, 2026
	Total	Level 1	Level 2	Level 3
First lien senior term loans	$289,566,636	$—	$—	$289,566,636
Cash and cash equivalents	102,117,304	102,117,304	—	—
Total portfolio investments, cash and cash equivalents	$391,683,940	$102,117,304	$—	$289,566,636
The following table presents fair value measurements of investments and cash and cash equivalents pre-Conversion as of December 31, 2025:

	Fair Value Measurement as of December 31, 2025
	Total	Level 1	Level 2	Level 3
First lien senior term loans	$26,080,763	$—	$—	$26,080,763
Cash and cash equivalents	38,605,507	38,605,507	—	—
Total portfolio investments, cash and cash equivalents	$64,686,270	$38,605,507	$—	$26,080,763
The following table presents changes in investments that use Level 3 inputs as of and for the nine months ended September 30, 2026:

Nine months ended September 30, 2026
Fair value, at December 31, 2025	$26,080,763
Conversion fair value adjustment(1)	207,488,812
Net change in unrealized appreciation on investments	12,324,711
Purchases of investments	98,211,692
Proceeds from principal repayments and sales of investments	(59,075,533)
Net accretion of discount on investments	2,480,713
PIK interest(2)	2,055,478
Fair value, at September 30, 2026	$289,566,636
Net change in unrealized appreciation on investments still held as of September 30, 2026	$12,324,711
(1)Refer to Note 2 for more information on the Conversion.
(2)During the nine months ended September 30, 2026, the Company had five investments with capitalized PIK interest of approximately $2.1 million. During the same period, from these investments, the Company collected $2.3 million of principal repayments in cash.
The following table presents changes in investments that use Level 3 inputs pre-Conversion as of and for the nine months ended September 30, 2025:

Nine months ended September 30, 2025
Fair value, at December 31, 2024	$30,510,804
Change in unrealized losses on loans at fair value, net	(11,453,875)
Loan repayments	(2,133,120)
Fair value, at September 30, 2025	$16,923,809
Net change in unrealized losses on loans still held as of September 30, 2025	$(11,453,875)

Index
The following tables summarize the significant unobservable inputs the Company used to value the loans categorized within Level 3 as of September 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of September 30, 2026
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien term loan	$20,501,466	Recovery analysis	Recovery rate	49.90% - 51.20%	50.55%
	206,122,981	Yield analysis	Market yield	10.41% - 27.63%	18.18%
	15,412,500	Market quotes	Broker/dealer bids or quotes	N/A	N/A
	47,529,689	Market approach	Revenue multiple	0.40x - 0.90x	0.73x
Total investments	$289,566,636

	As of December 31, 2025
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien term loan	$16,259,763	Recovery analysis	Recovery rate	31.60% - 37.90%	34.75%
	4,821,000	Yield analysis	Market yield	19.50% - 21.50%	20.50%
	5,000,000	Market quotes	Broker/dealer bids or quotes	N/A	N/A
Total investments	$26,080,763
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

Index
The following table details the carrying value and fair value of the Company’s financial assets and liabilities not recognized at fair value in the unaudited interim consolidated statement of assets and liabilities as of September 30, 2026:

	As of September 30, 2026
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$102,117,304	$102,117,304
Financial liabilities:
Senior notes payable, net	$76,703,853	$74,324,250
The following table details the carrying value and fair value of the Company’s financial assets and liabilities not recognized at fair value in the consolidated balance sheet as of December 31, 2025:

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
6.    INTEREST RECEIVABLE
The following table summarizes the interest receivable by the Company as of September 30, 2026:

As of September 30, 2026
Interest receivable	$1,841,343
PIK receivable	25,204
Unused fees receivable	263
Total interest receivable	$1,866,810
The following table summarizes the interest receivable by the Company pre-Conversion as of December 31, 2025:

As of December 31, 2025
Interest receivable	$859,123
PIK receivable	15,977
Unused fees receivable	24,282
Total interest receivable	$899,382
7.    DEBT
Revolving Credit Facility
On April 29, 2022, the Company entered into the Loan and Security Agreement (the “Revolving Credit Agreement”) by and among the Company, the other loan parties from time to time party thereto, the lenders party thereto, and the lead

Index
arranger, bookrunner and administrative agent party thereto, pursuant to which, the Company obtained a $60.0 million senior secured revolving credit facility (as amended from time to time, the “Revolving Credit Facility”), which was amended as described further below. The Revolving Credit Facility’s initial maturity date of April 29, 2025 was extended to April 29, 2028 under Amendment Number Four to the Revolving Credit Agreement, as described further below.
The Revolving Credit Facility contains aggregate commitments of $80.0 million from an FDIC-insured banking institution, which may be increased up to $130.0 million during any Quarterly Temporary Increase Period (defined below). As of September 30, 2026, the Company elected a Quarterly Temporary Increase Amount (defined below) of $35.0 million, resulting in aggregate commitments of $115.0 million. These commitments may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and satisfaction of other conditions thereunder. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 7.00%, as provided in the Revolving Credit Agreement, as amended, payable in cash in arrears. In connection with the Revolving Credit Agreement and related amendments, the Company incurred certain closing costs of approximately $0.3 million, which were included in prepaid expenses and other assets on the Company’s consolidated statement of assets and liabilities and amortized over the life of the Revolving Credit Facility. The Company is required to pay certain fees to the agent and the lenders under the Revolving Credit Agreement, including a $75.0 thousand agent fee payable to the agent and, in each case payable ratably to the lenders, (i) a 0.25% per annum loan fee payable on the closing date and on the annual anniversary thereafter and (ii) an additional one twelfth (1/12) of 0.50% times the applicable Quarterly Temporary Increase Amount (defined below), payable prior to the applicable Quarterly Temporary Increase Period. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears, which is included within interest expense in the Company’s unaudited interim consolidated statement of operations. Based on the terms of the Revolving Credit Agreement, the unused line fee is waived if our average revolver usage exceeds the minimum amount required per the Revolving Credit Agreement. During the three and nine months ended September 30, 2026, the Company incurred an unused line fee of approximately $37.5 thousand and $90.4 thousand, respectively.
The Company’s obligations under the Revolving Credit Facility are secured by substantially all of the Company’s assets. In addition, the Company is subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.5 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of the Company and its subsidiaries. To the best of our knowledge, as of September 30, 2026, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
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

Index
Nine Temporary Increase Period, the aggregate revolving commitments and the maximum revolver amount under the facility was automatically reduced to $80.0 million.
In September 2026, the Company entered into Amendment Number Ten to the Loan and Security Agreement (“Amendment Number Ten”), by and among the Company, as a borrower, the other borrowers party thereto, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto. Amendment Number Ten, among other things, set certain conditions for the advance rate against credit facilities in the borrower base, revised the loan fee structure and increased, for a specified period of time, the aggregate revolver commitments under the facility to $130.0 million, consisting of an increase in revolver commitments of up to $50.0 million on a quarterly basis (such increase, the “Quarterly Temporary Increase Amount”, and such period, the “Quarterly Temporary Increase Period”). The aggregate revolving commitments and the maximum revolver amount under the facility will automatically be reduced to (i) during any Quarterly Temporary Increase Period, $80.0 million plus the Quarterly Temporary Increase Amount not to exceed a maximum revolver amount of $130.0 million, and (ii) at any other time, including upon the expiration of any Quarterly Temporary Increase Period, $80.0 million. As of September 30, 2026, the Company elected a Quarterly Temporary Increase Amount of $35.0 million, for a total commitment of $115.0 million.
As of September 30, 2026 and December 31, 2025, outstanding borrowings under the Revolving Credit Facility were $115.0 million and $21.0 million, respectively, and $0 and $29.0 million, respectively, were available for borrowing as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, the interest rate on the Company’s borrowings under the Revolving Credit Facility was 7.50% and 7.25%, respectively.
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
TCGSL Credit Facility
In January 2026, the Company entered into an unsecured revolving credit agreement (the “TCGSL Credit Agreement”), by and among the Company, as borrower, the lenders party thereto from time to time, and TCGSL LLC, as agent and lender (“TCGSL”). TCGSL is wholly owned by Leonard M. Tannenbaum, Chairman of the Company’s Board of Directors. The TCGSL Credit Agreement provides for an unsecured revolving credit facility (the “TCGSL Credit Facility”) with a $20.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the TCGSL Credit Agreement. Interest is payable on the TCGSL Credit Facility at a rate per annum equal to 8.5% and matures on August 1, 2028.
As of September 30, 2026, outstanding borrowings on the TCGSL Credit Facility were $5.0 million and $15.0 million was available for borrowing. As of December 31, 2025, the TCGSL Credit Facility was not in place and $0 was outstanding or available for borrowing thereunder.
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

Index
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
As of each of September 30, 2026 and December 31, 2025, the Company had $77.0 million in principal amount of the 2027 Senior Notes outstanding.
The 2027 Senior Notes are due on May 1, 2027. Scheduled principal payments on the 2027 Senior Notes as of September 30, 2026 are as follows:

2027 Senior Notes
Year
2026 (remaining)	$—
2027	77,000,000
2028	—
2029	—
2030	—
Thereafter	—
Total principal	77,000,000
Deferred financing costs included in senior notes payable	(296,147)
Senior notes payable, net	$76,703,853

Index
The following table reflects a summary of interest expense incurred during the three and nine months ended September 30, 2026:

	Three months ended September 30, 2026
	2027 Senior Notes	Revolving Credit Facility	TCGSL Credit Facility	Total

Interest expense	$1,106,875	$494,422	$3,361	$1,604,658
Unused fee expense	—	37,480	—	37,480
Amortization of deferred financing costs	137,267	89,242	—	226,509
Total interest expense	$1,244,142	$621,144	$3,361	$1,868,647
Weighted average interest rate	5.75%	7.30%	8.50%
Average debt outstanding	$77,000,000	$26,498,913	$108,696

	Nine months ended September 30, 2026
	2027 Senior Notes	Revolving Credit Facility	TCGSL Credit Facility	Total

Interest expense	$3,320,625	$1,465,937	$26,194	$4,812,756
Unused fee expense	—	90,396	—	90,396
Amortization of deferred financing costs	407,610	206,304	—	613,914
Total interest expense	$3,728,235	$1,762,637	$26,194	$5,517,066
Weighted average interest rate	5.75%	7.27%	8.50%
Average debt outstanding	$77,000,000	$26,600,641	$344,322

Index
The following table reflects a summary of interest expense incurred pre-Conversion during the three and nine months ended September 30, 2025:

	Three months ended September 30, 2025
	2027 Senior Notes	Revolving Credit Facility	AFCF Credit Facility	Total

Interest expense	$1,293,750	$108,336	$—	$1,402,086
Unused fee expense	—	28,555	—	28,555
Amortization of deferred financing costs	158,964	41,522	—	200,486
Total interest expense	$1,452,714	$178,413	$—	$1,631,127
Weighted average interest rate	5.75%	7.99%	—%
Average debt outstanding	$90,000,000	$5,306,522	$—

	Nine months ended September 30, 2025
	2027 Senior Notes	Revolving Credit Facility	AFCF Credit Facility	Total

Interest expense	$3,881,250	$628,458	$8,889	$4,518,597
Unused fee expense	—	103,066	—	103,066
Amortization of deferred financing costs	471,994	210,915	—	682,909
Total interest expense	$4,353,244	$942,439	$8,889	$5,304,572
Weighted average interest rate	5.75%	8.00%	8.00%
Average debt outstanding	$90,000,000	$10,361,722	$146,520
8.    COMMITMENTS AND CONTINGENCIES
As of September 30, 2026, the Company had the following commitments to fund various investments:

As of September 30, 2026

Total loan commitments	$383,264,138
Less: drawn commitments	(379,391,285)
Total undrawn commitments	$3,872,853
See below for more information on the Company’s unfunded commitments:

As of September 30, 2026
Unfunded Commitment Balances
First lien delayed draw term loan:
CM Counsel Management LLC	$3,872,853
Total	$3,872,853

Index
As of December 31, 2025, the Company had the following commitments to fund various investments pre-Conversion:

As of December 31, 2025

Total loan commitments	$332,631,207
Less: drawn commitments	(322,339,968)
Total undrawn commitments	$10,291,239
See below for more information on the Company’s unfunded commitments pre-Conversion:

As of December 31, 2025
Unfunded Commitment Balances
First lien delayed draw term loan:
Theratrue, Inc.	$3,520,374
Gron Holdings, Inc.	5,141,110
Standard Wellness Company, LLC	1,629,755
Total	$10,291,239
The Company from time to time may be a party to litigation or other legal proceedings relating to claims arising from the ordinary course of business. Refer to Part II. Item 1 – Legal Proceedings for information regarding certain material developments in pending litigation during the quarter ended September 30, 2026. The Company is required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Because each of these actions is in its early stages, no reasonable estimate of possible outcomes resulting from these legal actions can be made at this time.
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
Management’s plan to mitigate risks includes monitoring the legal landscape as deemed appropriate. Also, should a loan default or otherwise be seized, the Company may be prohibited from owning cannabis assets and thus could not take possession of collateral, in which case the Company would look to sell the loan, which could result in the Company realizing a loss on the transaction.
9.    NET ASSETS
Series A Preferred Stock
As of each of September 30, 2026 and December 31, 2025, the Company authorized 10,000 preferred shares designated as 12.0% Series A Cumulative Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). As of each of September 30, 2026 and December 31, 2025, there were zero shares of Series A Preferred Stock issued and outstanding.
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
Common Stock
As of each of September 30, 2026 and December 31, 2025, the Company authorized 50,000,000 shares of common stock at $0.01 par value per share, pursuant to the Articles of Amendment, dated March 10, 2022 (“Common Stock”). As of September 30, 2026 and December 31, 2025, 22,403,782 and 23,528,844 shares of Common Stock were issued and outstanding, respectively.
During each of the three and nine months ended September 30, 2026 and year ended December 31, 2025, the Company did not issue any shares of its common stock, other than shares of restricted stock awards granted under the 2020 Plan.
Share Repurchase Program
On May 4, 2026, the Company’s Board authorized a program for the purpose of repurchasing up to $5.0 million of the Company's common stock (the “Repurchase Program”). Under the Repurchase Program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time, provided that the Company complies with the prohibitions under its compliance policies and procedures adopted in accordance with Rule 38a-1 under the 1940 Act and a code of ethics adopted pursuant to Rule 17j-1 under the 1940 Act and the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including certain price, market, volume, and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless amended or extended by the Company’s Board, the Company expects the Repurchase Program to be in place until the earlier of such time that $5.0 million of the Company’s outstanding shares of common stock have been repurchased, or May 4, 2027.
During the three months ended September 30, 2026, the Company repurchased 285,656 shares of its common stock, totaling $1.0 million, including commissions, at a weighted average price of $3.46 per share. As of and during the nine months ended September 30, 2026, the Company repurchased 1,125,062 shares of its common stock, totaling $3.8 million, including commissions, at a weighted average price of $3.34 per share. The repurchased shares were immediately canceled and thus the Company holds no treasury stock. There were no share repurchases for the three and nine months ended September 30, 2025.
For each of the three and nine months ended September 30, 2026, the shares were repurchased at a weighted-average discount of approximately 58% to the net asset value per share applicable to such shares at the dates of repurchase.
Shelf Registration Statement
On April 5, 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-264144) (the “Prior Shelf Registration Statement”), which was declared effective on April 18, 2022. Under the Prior Shelf Registration Statement, the Company was able, from time to time, to issue and sell up to $1.0 billion of the Company’s common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of the Company’s common stock or preferred stock. The Prior Shelf Registration Statement expired on April 18, 2025.
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
Prior to the Conversion, a cumulative 1,646,127 shares of common stock had been granted under the 2020 Plan, comprising 900 options and 1,645,227 shares of restricted stock. Following the Conversion, no awards remained outstanding and there was no stock-based compensation activity during the three and nine months ended September 30, 2026.
The Company did not grant any options and no options were exercised during the nine months ended September 30, 2025. The total fair value of shares vested during the nine months ended September 30, 2025, was approximately $1.1 million. During the nine months ended September 30, 2025, 271,497 shares of restricted stock were granted with a weighted-average grant date fair value of $8.37 per share, and 130,358 shares of restricted stock vested with a weighted-average grant date fair value of $8.79 per share.
Stock Compensation
The following table summarizes the stock-based compensation expense incurred by the Company for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Stock-based compensation	$—	$487,436	$—	$1,525,687
Distributions
The following table summarizes the Company’s distributions declared during the nine months ended September 30, 2026 and 2025:

Declaration Date	Record Date	Payment Date	Per Common Share Distribution Amount	Total Distribution Amount

3/11/2025	3/31/2025	4/15/2025	$0.23	$5,197,082
6/13/2025	6/30/2025	7/15/2025	0.15	3,389,267
9/15/2025	9/30/2025	10/15/2025	0.15	3,389,181
2025 Period Subtotal			$0.53	$11,975,530
3/2/2026	3/31/2026	4/15/2026	$0.05	$1,176,442
6/15/2026	6/30/2026	7/15/2026	0.05	1,134,883
9/15/2026	9/30/2026	10/15/2026	0.05	1,120,189
2026 Period Subtotal			$0.15	$3,431,514

Index
10.    EARNINGS PER SHARE
The following information sets forth the computations of basic and diluted net increase in net assets resulting from operations per common share for the three and nine months ended September 30, 2026:

	Three months ended September 30, 2026	Nine months ended September 30, 2026
Net increase in net assets resulting from operations	$6,400,248	$23,187,643
Basic weighted average shares of common stock outstanding	22,582,809	23,100,040
Basic and diluted net increase in net assets resulting from operations per common share	$0.28	$1.00
The following information sets forth the computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2025:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Net loss	$(12,490,506)	$(21,587,472)
Dividends paid on unvested restricted stock	(72,116)	(297,254)
Net loss attributable to common shareholders	(12,562,622)	(21,884,726)
Divided by:
Basic weighted average shares of common stock outstanding	22,114,761	22,109,088
Weighted average unvested restricted stock and dilutive stock options	45,415	20,028
Diluted weighted average shares of common stock outstanding	22,160,176	22,129,116
Basic earnings per common share	$(0.57)	$(0.99)
Diluted earnings per common share	$(0.57)	$(0.99)
Diluted EPS was computed using the treasury stock method for stock options and restricted stock. Diluted earnings per common share excluded 1,717,543 and 2,104,898 weighted average shares of unvested restricted stock and stock options, respectively, due to anti-dilutive effect for the three and nine months ended September 30, 2025.
11.    INCOME TAX
A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by the Company without jeopardizing its qualification as a REIT. TRS1 was subject to applicable United States federal, state and local income tax on its taxable income. In addition, while the Company was a REIT, it was subject to a 100% excise tax on certain transactions between it and TRS1 that were not conducted on an arm’s-length basis. The income tax provision is included in the line item income tax expense.
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
The current income tax expense (benefit) for the Company was approximately $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2026 and $(2.0) thousand and $92.7 thousand, respectively, for the three and nine months ended September 30, 2025. The income tax benefit/expense for each of the three and nine months ended September 30, 2026 and 2025 primarily related to activities of the Company’s TRS1 subsidiary.

Index
The income tax provision for the Company and TRS1 consisted of the following for the three and nine months ended September 30, 2026:

	Three months ended September 30, 2026	Nine months ended September 30, 2026
Net investment income taxes:
Current:
Federal	$116,964	$385,000
State	77,651	129,679
Excise tax	—	—
Total current income tax expense (benefit)	194,615	514,679
Investment valuation related taxes:
Total deferred income tax expense (benefit)	218,034	980,918
Total income tax expense (benefit), including excise tax	$412,649	$1,495,597
The income tax provision for the Company and TRS1 pre-Conversion consisted of the following for the three and nine months ended September 30, 2025:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Current:
Federal	$26,177	$98,875
State	(28,171)	(6,140)
Total current income tax expense (benefit)	(1,994)	92,735
Total deferred income tax expense (benefit)	(872,668)	(881,370)
Excise tax	—	(111,665)
Total income tax expense (benefit), including excise tax	$(874,662)	$(900,300)
As of September 30, 2026, tax years 2022-2025 remain subject to examination by taxing authorities.
The federal statutory rate was 21% for each of the three and nine months ended September 30, 2026 and 2025. The primary difference between the Company’s statutory rate and effective tax rate is largely determined by the amount of income subject to tax by TRS1. TRS1 is a corporate subsidiary that was formerly treated as a taxable REIT subsidiary prior to the Conversion. Following the Conversion, TRS1 is a taxable corporation. The Company expects that its future effective tax rate will be determined in a similar manner.
Excise Tax
For each of the three and nine months ended September 30, 2026, the Company did not incur United States federal excise tax expense. As a RIC, the Company is subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If the Company does not meet the required distributions, the Company will be subject to a 4% nondeductible federal excise tax on the undistributed amount. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
Pre-Conversion Excise Tax
For each of the three and nine months ended September 30, 2025, the Company did not incur United States federal excise tax expense. During the nine months ended September 30, 2025, the Company received a partial refund of previously paid excise tax relating to the 2023 tax year, which was received in the second quarter of 2025. As previously taxed as a REIT, excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company

Index
accrued excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
Deferred Tax
As of September 30, 2026 and December 31, 2025, the Company’s deferred tax assets were $0.4 million and $1.4 million, respectively, and are included in prepaid expenses and other assets in the Company’s consolidated statement of assets and liabilities. The Company believes it is more likely than not that the deferred tax assets will be realized in the future. Realization of the deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in future years in appropriate tax jurisdictions to benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.
The Company recorded deferred tax assets related to temporary differences related to the change in unrealized appreciation and depreciation on investments held in TRS1. There were no valuation allowances for deferred tax assets during each of the three and nine months ended September 30, 2026 and 2025.
12.    REPORTABLE SEGMENTS
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company generates revenue from senior secured loans and other types of loans and debt securities to public and privately held lower-middle-market companies across a broad range of industries, including state law-compliant cannabis operators and ancillary cannabis companies. Businesses ancillary to the cannabis industry may include, but are not limited to, brand developers, business services providers, and equipment and consumables providers. These investments typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates. The accounting policies of the direct lending segment are the same as those described in the summary of significant accounting policies.
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
During the three and nine months ended September 30, 2026, investment income earned on the Company’s portfolio was concentrated with five and five borrowers, respectively, each comprising more than 10% of total investment income for an aggregate amount of $6.2 million, or 73%, and $18.4 million, or 68%, of total investment income, respectively.
During the three and nine months ended September 30, 2025, interest income earned on the Company’s portfolio was concentrated with five and five borrowers, respectively, each comprising more than 10% of consolidated interest income for an aggregate amount of $6.1 million, or 75%, and $17.8 million, or 72%, of consolidated interest income, respectively.

Index
13.    FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2026(1):

Nine months ended September 30, 2026
Per Share Data(2):
Net asset value at beginning of period	$7.46
Net investment income	0.51
Net unrealized gain on investments, net of taxes	0.49
Net increase in net assets resulting from operations	1.00
Distributions declared	(0.15)
Repurchase of common stock(3)	0.24
Total increase in net assets	1.09
Net asset value at end of period	$8.55
Per share market price, beginning of period	$2.85
Per share market price, end of period	$3.60
Total return based on market value(4)	31.58%
Total return based on net asset value(5)	16.62%
Shares outstanding at end of period	22,403,782
Ratios/Supplemental Data:
Ratio of total expenses to average net assets(6)(7)	11.49%
Ratio of net expenses to average net assets(6)(7)	11.06%
Ratio of debt related expenses to average net assets(6)	4.01%
Ratio of net investment income to average net assets(6)	7.29%
Portfolio turnover rate(8)	22.59%
(1)Prior period financial highlights have not been presented as the Company was not regulated as a BDC under the 1940 Act prior to January 1, 2026.
(2)Per share data amounts are based on the basic weighted average number of common shares outstanding for the period presented (except for distributions to shareholders, which are based on the actual rate per share).
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
(7)The ratio of total expenses to average net assets is presented before the effect of the management fee rebate; the ratio of net expenses to average net assets is presented after the rebate, which was $(586,828) for the nine months ended September 30, 2026. Both ratios include income tax expense.
(8)The portfolio turnover rate is calculated based on the lesser of purchases or sales of investments year to date divided by the average fair value of the portfolio. The portfolio turnover rate is not annualized.
14.    CURRENT EXPECTED CREDIT LOSSES
As of September 30, 2026, the Company did not have a current expected credit loss reserve (“CECL Reserve”), as all investments are held at fair value.
As of December 31, 2025, the Company’s CECL Reserve for its loans held at carrying value was approximately $46.1 million, or 18.19% of the Company’s total loans held at carrying value of approximately $253.6 million, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying

Index
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
As of September 30, 2026, the Company did not hold any loans at carrying value.
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
In October 2026, the Company sold its investment with Trulieve Cannabis Corp. at 104.25% of par and recognized a realized gain of approximately $0.2 million.
On October 1, 2026, the Company repaid $96.5 million and $5.0 million, respectively, on the Company’s outstanding debt obligations under the Revolving Credit Facility and TCGSL Credit Facility.
In October 2026, the Company received approximately $1.7 million in total loan payments from the sale of Devi Holdings Inc.’s (“Devi”) assets in Massachusetts and New Mexico, through its court-appointed receiver, which represents a portion of the Company’s expected sale proceeds and was applied as a reduction to the amortized cost of the loan with Devi (the “Devi Credit Facility”). As of the date of this report, the Company’s outstanding principal balance under the Devi Credit Facility was approximately $38.8 million. The transaction remains subject to definitive documentation and court approval. No assurance can be provided that it will be consummated by the terms described herein, or at all. AFC Agent continues to monitor the court-appointed receivership installed to maintain the borrower’s operations and maximize value for the benefit of its creditors.
In October 2026, the Company settled the repurchase of $19.0 million in aggregate principal amount of its 2027 Senior Notes in an open-market transaction through Seaport Securities, acting as broker. The repurchase price was 96.5% of par value, plus accrued interest, resulting in a gain on extinguishment of debt of approximately $0.6 million. The repurchased notes were subsequently cancelled in accordance with Section 3.06 of the Indenture. Following the repurchase, $58.0 million in aggregate principal amount of the 2027 Senior Notes remained outstanding.

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
Unless the context otherwise requires, the terms “AFC,” “we,” “us” or “our” refer to Advanced Flower Capital Inc.
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
The Advisory Agreement reflects an expanded investment mandate approved by our Board, including the ability to invest in a broader range of debt and other investments than was permitted under our prior REIT structure. While we continue to pursue lending opportunities within the cannabis industry, such investments are no longer our primary focus and are evaluated alongside opportunities in other industries, including private and publicly held middle-market companies and businesses ancillary to the cannabis industry, subject to the requirements of the 1940 Act as applicable to BDCs.
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
Beginning with our taxable year ending December 31, 2026, we intend to elect to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. Prior to the Conversion, we elected to be taxed as a REIT under Section 856 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2020 and ending with our taxable year ended December 31, 2025. During that period, we also operated our business in a manner that permitted us to rely on an exemption from registration under the 1940 Act.
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

Index
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
Updates to Our Loan Portfolio During the Nine Months Ended September 30, 2026
In January 2026, we were fully repaid on our loan with Bloom Hold Co. at par plus accrued interest. The outstanding principal balance of the senior secured term loan on the date of repayment was approximately $25.1 million. We received exit fees of approximately $1.5 million upon repayment of the loan.
In January 2026, we were fully repaid on our loan with Gron Holdings, Inc. at par plus accrued interest. The outstanding principal balance of the senior secured term loan on the date of repayment was approximately $5.4 million. We received a prepayment premium of approximately $0.2 million upon repayment of the loan.
In January 2026, we entered into a $60.0 million senior secured credit facility with STAT Buyer, LLC which was fully funded at closing. The loan was originated at a discount of 2.0% and matures February 1, 2031. The loan bears interest at a rate of SOFR plus 8.5%, with a rate index floor of 2.75%.
In February 2026, we committed $29.7 million of a $60.0 million senior secured credit facility with BCIS AH Borrower LLC, of which $20.1 million was funded at closing. The loan was originated at a discount of 2.5% and matures February 1, 2030. The loan bears cash interest at a rate of 7.5% and 9.0% interest paid-in kind, with the option for the borrower to elect to pay cash interest at a rate of 5.5% and 13.0% interest paid-in kind until the end of the fiscal quarter following the first anniversary of the initial closing date. In April 2026, we funded the remaining unfunded commitment on our investment with BCIS AH Borrower LLC. We funded approximately $9.6 million of additional principal.
In March 2026, we received approximately $6.2 million in total loan payments from a borrower, Devi Holdings Inc.’s (“Devi”) receipt of certain tax credits, which was applied as a reduction to the amortized cost of the loan with Devi (the “Devi Credit Facility”). Following the payment and as of September 30, 2026, our outstanding principal balance under the Devi Credit Facility was approximately $40.6 million. In July 2026, Devi entered into a binding term sheet, through its court-appointed receiver, to sell its Massachusetts and New Mexico assets to J Brrothers LLC for $12.5 million, of which we expect to be allocated our pro rata portion of the sale proceeds. Devi earned a non-refundable deposit of $2.0 million in connection with entering into the binding term sheet. The transaction remains subject to definitive documentation and court approval. No assurance can be provided that it will be consummated by the terms described herein, or at all. AFC Agent continues to monitor the court-appointed receivership installed to maintain the borrower’s operations and maximize value for the benefit of its creditors. See “—Recent Developments” below.

Index
In April 2026, we entered into a forbearance agreement with High End Holdings LLC (“High End”), under which the Company agreed to forbear from exercising its rights and remedies with respect to the specified defaults for a defined forbearance period, subject to High End’s compliance with certain payment and other obligations. In May 2026, after failing to meet certain milestones under the forbearance agreement, we entered into a forbearance and modification agreement, which extended the forbearance period through June 8, 2026, subject to High End’s compliance with certain payment, capital raise, and other obligations, and amended certain provisions of the credit facilities, including, but not limited to, adjusted monthly amortization payments and amended the maturity date to December 15, 2027. In June 2026, High End met the capital raise obligations, as required in the forbearance and modification agreement, which resulted in a principal repayment and reduction in commitment of $2.0 million under the credit facilities. High End is current on all interest and amortization obligations under the credit facilities.
In April 2026, we committed $2.5 million to each of the notes with Kristoff Buyer, LLC (“Kristoff Buyer”) and Kristoff Parent, LLC (“Kristoff Parent”), respectively. We committed $2.5 million to a $50.0 million term loan as part of a $80.0 million senior secured credit facility with Kristoff Buyer, with the commitment fully funded at closing. The loan was originated at a discount of 2.0% and matures April 2031. The loan bears cash interest at a rate of SOFR plus an applicable margin, which adjusts quarterly between 5.25% and 5.75%, with a rate index floor of 2.50%. Concurrently, we committed $2.5 million of a $25.0 million senior secured credit facility with Kristoff Parent, which was fully funded at closing. The loan was originated at a discount of 2.25% and matures October 2031. The loan bears cash interest at a rate of 10.0% and 3.0% interest paid-in kind, with the option for the borrower to elect to pay interest at a rate of 15.0% paid-in kind.
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
In August 2026, we entered into a forbearance agreement under the existing credit facility with Theratrue, Inc. and its affiliates (“Theratrue”), as borrowers, whereby we agreed to waive certain financial covenants and forbear from exercising certain rights, subject to certain conditions. In exchange, the parties amended certain terms regarding Theratrue’s repayment obligations thereunder and Theratrue paid an amendment fee and will pay an exit fee, totaling approximately $0.4 million in the aggregate. Approximately $8.6 million remains outstanding under the credit facility.

Index
Portfolio and Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Nine months ended September 30,
	2026	2025

Total investments, beginning of period	$307,369,372	$345,399,030
New investments purchased, net of discount	98,211,692	39,430,409
Proceeds from principal repayments and sales of investments	(59,075,533)	(63,277,253)
Net accretion of discount on investments	2,480,713	2,640,604
PIK interest	2,055,478	418,023
Loan write-off	—	(1,777,246)
Total investments, end of period	$351,041,722	$322,833,567
The following table presents certain selected information regarding our investment portfolio as of September 30, 2026:

As of September 30, 2026

Number of investments	18
Weighted average yield on debt and income producing investments, at amortized cost(1)	13.3%
Weighted average yield on debt and income producing investments, at fair value(1)	13.3%
Percentage of debt investments bearing a floating rate, at fair value(2)	59.2%
Percentage of debt investments bearing a fixed rate, at fair value(2)	40.8%
Percentage of debt investments on nonaccrual, at amortized cost(3)	36.0%
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
(2)Includes investments on nonaccrual status. Excluding investments on nonaccrual status, 55.9% of performing debt investments bore interest at a floating rate and 44.1% bore interest at a fixed rate as of September 30, 2026. See “Item 3 — Quantitative and Qualitative Disclosures About Market Risk.
(3)As a percentage of total amortized cost of investments. Investments on nonaccrual represented 23.5% of total fair value of investments as of September 30, 2026.
Our investments consisted of the following:

	As of September 30, 2026
	Amortized cost(1)	Fair Value(2)	% of Total Investments at Fair Value

First lien senior term loans	$351,041,722	$289,566,636	100.0%
Total investments	$351,041,722	$289,566,636	100.0%
(1)The difference between the amortized cost and the outstanding principal amount of the loans consists of unaccreted original issue discount (“OID”) and loan origination costs.
(2)Refer to Note 5.

Index
Portfolio Asset Quality
As part of the monitoring process, our Adviser, in its capacity as “valuation designee” under, and in accordance with, Rule 2a-5 under the 1940 Act, also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Adviser grades the credit risk of all investments on a scale of 1 to 5 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (e.g., at the time of origination or acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system for our investments is as follows:

Investment Grade	Definition
1	Very Low Risk — The portfolio investment exceeds performance metrics included in original underwriting expectations.
2	Low Risk — The portfolio investment is performing consistent with expectations. Trends and risk factors are neutral to favorable.
3	Medium Risk — The portfolio investment is performing as expected at the time of underwriting, but requires closer monitoring due to industry or borrower trends and risk factors.
4	High Risk/ Potential for Loss — The portfolio investment is operating below our underwriting expectations and requires closer monitoring. Trends and risk factors are negative. Returns on our investment may soon be impaired, absent material improvement. Risk of recovery of interest exists.
5	Impaired/ Loss Likely — The portfolio investment is underperforming with expected loss of interest, and full recovery of principal is uncertain.
The risk ratings are primarily based on historical data as well as taking into account future economic conditions.
The following table shows the composition of our debt portfolio on the 1 to 5 rating scale as of September 30, 2026:

	As of September 30, 2026
Grade:	Fair Value	% of Portfolio	Number of Investments
1	$—	—%	—
2	92,918,148	32.1%	5
3	128,617,333	44.4%	10
4	—	—%	—
5	68,031,155	23.5%	3
Total	$289,566,636	100.0%	18
As of September 30, 2026, the weighted average grade of the investments in our portfolio at fair value was 3.1.
As of September 30, 2026, we had three loans on nonaccrual status, and nonaccrual investments as a percentage of total debt investments at cost and fair value were 36.0% and 23.5%, respectively.
Results of Operations for the three and nine months ended September 30, 2026 and 2025
Due to the prospective application of a change in accounting as required under Accounting Standards Codification (“ASC”) 946, Financial Services–Investment Companies (“ASC 946”), we have determined that the presentation of our consolidated financial statements for periods beginning after December 31, 2025 is not comparable to the consolidated financial statements previously prepared for prior periods for which we did not apply ASC 946.

Index
The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2026:

	Three months ended September 30, 2026	Nine months ended September 30, 2026
Total investment income	$8,565,440	$27,070,463
Total expenses	5,010,814	15,298,762
Management fee rebate	(176,420)	(586,828)
Net expenses	4,834,394	14,711,934
Net investment income before taxes	3,731,046	12,358,529
Income tax expense	194,615	514,679
Net investment income	3,536,431	11,843,850
Net change in unrealized appreciation on investments	3,081,851	12,324,711
Provision for taxes on unrealized appreciation on investments	(218,034)	(980,918)
Net unrealized gain on investments, net of taxes	2,863,817	11,343,793
Net increase in net assets resulting from operations	$6,400,248	$23,187,643
The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2025:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Revenue:
Interest income	$8,162,075	$24,681,832
Interest expense	(1,631,127)	(5,304,572)
Net interest income	6,530,948	19,377,260
Expenses:
Management and incentive fees, net (less rebate of $235,670 and $624,992, respectively)	715,138	2,211,686
General and administrative expenses	674,342	2,255,049
Stock-based compensation	487,436	1,525,687
Professional fees	354,803	1,087,843
BDC conversion expenses	579,192	805,972
Total expenses	2,810,911	7,886,237
Provision for current expected credit losses	(7,372,778)	(22,524,920)
Change in unrealized losses on loans at fair value, net	(9,712,427)	(11,453,875)
Net loss before income taxes	(13,365,168)	(22,487,772)
Income tax benefit	(874,662)	(900,300)
Net loss	$(12,490,506)	$(21,587,472)
Net increase (decrease) in net assets resulting from operations can vary from period to period due to various factors, including, but not limited to, acquisitions, the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Index
Investment income

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest income	$7,616,438	$6,954,110	$23,195,973	$23,084,764
Payment-in-kind interest income	949,002	112,965	2,064,702	393,428
Other income	—	1,095,000	1,809,788	1,203,640
Total investment income	$8,565,440	$8,162,075	$27,070,463	$24,681,832
Investment income. Total investment income increased approximately $0.4 million, or 5%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. Interest and PIK income increased $1.5 million, driven by growth in accruing investments. Principal outstanding on accruing investments increased $54.4 million to $229.5 million as of September 30, 2026, as new investments exceeded repayments and exits. The weighted average yield on accruing investments, based on outstanding principal, increased to 13.3% from 12.3%. Other income decreased $1.1 million due to exit fees on two loan repayments included in the prior-year quarter.
Investment income. Total investment income increased approximately $2.4 million, or 10%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. Interest and PIK income increased $1.8 million, and other income increased $0.6 million. During the period, we funded $102.7 million of new and existing investments, compared with $41.1 million, and received $59.1 million of principal repayments and sales, compared with $63.3 million. The increase in other income reflects $1.8 million of exit fees recognized in the first quarter of 2026 on two loan repayments, compared with $1.2 million in the prior-year period.
Expenses

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest expense	$1,868,647	$1,631,127	$5,517,066	$5,304,572
Management fee	1,099,110	950,808	3,151,137	2,836,678
Incentive fee	750,152	—	2,512,332	—
General and administrative expenses	931,792	674,342	2,809,598	2,255,049
Stock-based compensation	—	487,436	—	1,525,687
Director fees	63,750	63,750	191,300	195,971
Professional fees	297,363	291,053	1,117,329	891,872
BDC conversion expenses	—	579,192	—	805,972
Total expenses	5,010,814	4,677,708	15,298,762	13,815,801
Management fee rebate	(176,420)	(235,670)	(586,828)	(624,992)
Net expenses	$4,834,394	$4,442,038	$14,711,934	$13,190,809
Interest expense. Interest expense increased approximately $0.2 million, or 15%, and increased $0.2 million, or 4%, respectively, for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025. During the three and nine months ended, September 30, 2026 average borrowings on the Revolving Credit Facility increased $21.2 million and $16.2 million, respectively, offset by a lower weighted average interest rate on borrowings of (0.7)% during each comparative period due to a lower benchmark rate. This is partially offset by lower interest incurred on the 2027 Senior Notes due to a decrease in the 2027 Senior Notes principal outstanding of $13.0 million relating to the repurchase of $13.0 million of our 2027 Senior Notes in the prior year.
Management fees. Management fees increased approximately $0.1 million, or 16%, and $0.3 million, or 11%, respectively, for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025. Following the Conversion, the compensation arrangement under the Advisory Agreement took effect as of January 1, 2026. Under the Advisory Agreement, management fees are calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, excluding cash, versus prior to the Conversion, the management fee was calculated off the Company’s Equity (as defined in the Management Agreement).

Index
Incentive fee on net investment income. Following the Conversion, the income-based incentive fee under the Advisory Agreement took effect as of January 1, 2026. Incentive fees increased approximately $0.8 million and $2.5 million, respectively, for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025. There were no incentive fees incurred during each of the three and nine months ended September 30, 2025.
General and administrative expenses. General and administrative expenses increased $0.3 million, or 38%, and $0.6 million, or 25%, respectively, for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025.
Stock-based compensation. Stock-based compensation decreased $0.5 million and $1.5 million, respectively, for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025. Because externally managed BDCs are not permitted under the 1940 Act to issue or have outstanding restricted stock or stock options, the Board, in advance of the Conversion, approved the accelerated vesting of its outstanding restricted stock and cancelled its outstanding stock options. Following the Conversion, there was no stock-based compensation activity.
Professional fees. Professional fees increased approximately $0.01 million, or 2%, and $0.2 million, or 25%, respectively, for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025.
Income tax (benefit) expense. Income tax expense on net investment income increased $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025. The provision for taxes on unrealized appreciation on investments increased $1.1 million and $1.9 million, respectively, for the three and nine months ended September 30, 2026, driven by an increase in temporary differences relating to the net change in unrealized appreciation on investments.
Net change in unrealized appreciation (depreciation)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net change in unrealized appreciation (depreciation) on investments	$3,081,851	$(9,712,427)	$12,324,711	$(11,453,875)
Net change in unrealized appreciation (depreciation). Investments in loans held at fair value are recorded on the trade date at cost, which reflects the amount of principal funded net of any original issue discounts. An unrealized appreciation arises when the fair value of the investment exceeds its cost and an unrealized depreciation arises when the fair value of the investment is less than its cost. The net change in unrealized appreciation on investments increased approximately $12.8 million and $23.8 million, respectively, for the three and nine months ended September 30, 2026. The net change was driven by the valuation of the investments, which was impacted by changes in recovery rates, market yields, and revenue multiples, as well as the number of investments in our portfolio held at fair value. In the prior period, only one loan was held at fair value, compared to 18 loans held at fair value in the current period, as a result of our Conversion to a BDC on January 1, 2026.
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
As of September 30, 2026 and December 31, 2025, all of our cash was unrestricted and totaled approximately $102.1 million and $38.6 million, respectively.

Index
As of September 30, 2026, we believe that our cash on hand, capacity available under the Revolving Credit Facility, TCGSL Credit Facility, and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
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
As of September 30, 2026 and December 31, 2025, we had an aggregate amount of $197.0 million and $98.0 million, respectively, of principal debt outstanding and our asset coverage ratio was 197% and 278%, respectively.
Distributions Declared Per Share
For the nine months ended September 30, 2026 and 2025, we declared the following cash distributions:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Payment Date	Amount per Share	Total Amount
March 11, 2025	March 31, 2025	April 15, 2025	$0.23	$5,197,082
June 13, 2025	June 30, 2025	July 15, 2025	0.15	3,389,267
September 15, 2025	September 30, 2025	October 15, 2025	0.15	3,389,181
2025 Period Subtotal			$0.53	$11,975,530
March 2, 2026	March 31, 2026	April 15, 2026	$0.05	$1,176,442
June 15, 2026	June 30, 2026	July 15, 2026	0.05	1,134,883
September 15, 2026	September 30, 2026	October 15, 2026	0.05	1,120,189
2026 Period Subtotal			$0.15	$3,431,514
Share Repurchase Program
On May 4, 2026, our Board authorized a program for the purpose of repurchasing up to $5.0 million of our common stock (the “Repurchase Program”). Under the Repurchase Program, we may, but are not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we comply with the prohibitions under our compliance policies and procedures adopted in accordance with Rule 38a-1 under the 1940 Act and a code of ethics adopted pursuant to Rule 17j-1 under the 1940 Act and the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including certain price, market, volume, and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless amended or extended by our Board, we expect the Repurchase Program to be in place until the earlier of such time that $5.0 million of our outstanding shares of common stock have been repurchased, or May 4, 2027.
During the three months ended September 30, 2026, we repurchased 285,656 shares of our common stock under the Repurchase Program, totaling $1.0 million, including commissions, at a weighted average price of $3.46 per share. As of and during the nine months ended September 30, 2026, we repurchased 1,125,062 shares of our common stock, totaling $3.8 million, including commissions, at a weighted average price of $3.34 per share.

Index
Borrowings

	As of September 30, 2026			As of December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Aggregate Principal Committed	Outstanding Principal	Carrying Value

2027 Senior Notes	$77,000,000	$77,000,000	$76,703,853	$77,000,000	$77,000,000	$76,322,493
Revolving Credit Facility(1)	115,000,000	115,000,000	115,000,000	50,000,000	21,000,000	21,000,000
TCGSL Credit Facility	20,000,000	5,000,000	5,000,000	—	—	—
Total	$212,000,000	$197,000,000	$196,703,853	$127,000,000	$98,000,000	$97,322,493
(1)Borrowings under the Revolving Credit Facility are subject to Quarterly Temporary Increase Amounts during the Quarterly Temporary Increase Period, as well as borrowing base and other restrictions.
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
The Revolving Credit Facility contains aggregate commitments of $80.0 million from an FDIC-insured banking institution, which may be increased up to $130.0 million during any Quarterly Temporary Increase Period (defined below). As of September 30, 2026, the Company elected a Quarterly Temporary Increase Amount (defined below) of $35.0 million, resulting in aggregate commitments of $115.0 million. These commitments may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and satisfaction of other conditions thereunder. Interest is payable on the Revolving Credit Facility at the greater of (1) the applicable base rate plus 0.50% and (2) 7.00%, as provided in the Revolving Credit Agreement, as amended, payable in cash in arrears.
Our obligations under the Revolving Credit Facility are secured by substantially all of our assets. In addition, we are subject to various financial and other covenants, including: (1) liquidity of at least $5.0 million, (2) annual debt service coverage of at least 1.50 to 1.0 and (3) secured debt not to exceed 25% of total consolidated assets of us and our subsidiaries. To the best of our knowledge, as of September 30, 2026, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
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

Index
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
In September 2026, we entered into Amendment Number Ten to the Loan and Security Agreement (“Amendment Number Ten”), by and among the Company, as a borrower, the other borrowers party thereto, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto. Amendment Number Ten, among other things, set certain conditions for the advance rate against credit facilities in the borrower base, revised the loan fee structure and increased, for a specified period of time, the aggregate revolver commitments under the facility to $130.0 million, consisting of an increase in revolver commitments of up to $50.0 million on a quarterly basis (such increase, the “Quarterly Temporary Increase Amount”, and such period, the “Quarterly Temporary Increase Period”). The aggregate revolving commitments and the maximum revolver amount under the facility will automatically be reduced to (i) during any Quarterly Temporary Increase Period, $80.0 million plus the Quarterly Temporary Increase Amount not to exceed a maximum revolver amount of $130.0 million, and (ii) at any other time, including upon the expiration of any Quarterly Temporary Increase Period, $80.0 million. As of September 30, 2026, we elected a Quarterly Temporary Increase Amount of $35.0 million, for a total commitment of $115.0 million.
As of September 30, 2026, outstanding borrowings under the Revolving Credit Facility were $115.0 million and $0 was available for borrowing. As of September 30, 2026, the interest rate on the Company’s borrowings under the Revolving Credit Facility was 7.50%.
On October 1, 2026, we repaid $96.5 million on our outstanding debt obligations under the Revolving Credit Facility.
TCGSL Credit Facility
In January 2026, we entered into the TCGSL Credit Facility, which provides for an unsecured revolving credit facility with a $20.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the TCGSL Credit Agreement. As of September 30, 2026, outstanding borrowings on the TCGSL Credit Facility were $5.0 million and $15.0 million was available for borrowing.
On October 1, 2026, we repaid $5.0 million on our outstanding debt obligations under the TCGSL Credit Facility.
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
As of September 30, 2026, we had $77.0 million in principal amount of the 2027 Senior Notes outstanding.
In October 2026, we settled the repurchase of $19.0 million in aggregate principal amount of our 2027 Senior Notes in an open-market transaction through Seaport Securities, acting as broker. The repurchase price was 96.5% of par value, plus accrued interest, resulting in a gain on extinguishment of debt of approximately $0.6 million. The repurchased notes were subsequently cancelled in accordance with Section 3.06 of the Indenture. Following the repurchase, $58.0 million in aggregate principal amount of the 2027 Senior Notes remained outstanding.

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
The table below sets forth the material terms of our outstanding senior notes as of September 30, 2026:

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
Debt Service
As of September 30, 2026, we believe that our cash on hand, capacity available under our Revolving Credit Facility, TCGSL Credit Facility, principal repayments we expect to receive on our investment portfolio, and cash flows from operations will be sufficient to satisfy the operating requirements of our business, to service our outstanding debt, and to meet our contractual obligations, including repayment of the 2027 Senior Notes at maturity, through at least the next twelve months.
Recent Developments
In October 2026, we sold our investment with Trulieve Cannabis Corp. at 104.25% of par and recognized a realized gain of approximately $0.2 million.
On October 1, 2026, we repaid $96.5 million and $5.0 million, respectively, on our outstanding debt obligations under the Revolving Credit Facility and TCGSL Credit Facility.
In October 2026, we received approximately $1.7 million in total loan payments from the sale of Devi’s assets in Massachusetts and New Mexico, through its court-appointed receiver, which represents a portion of the Company’s expected sale proceeds and was applied as a reduction to the amortized cost of the Devi Credit Facility. As of the date of this report, our outstanding principal balance under the Devi Credit Facility was approximately $38.8 million. The transaction remains subject to definitive documentation and court approval. No assurance can be provided that it will be consummated by the terms described herein, or at all. AFC Agent continues to monitor the court-appointed receivership installed to maintain the borrower’s operations and maximize value for the benefit of its creditors.

Index
In October 2026, we settled the repurchase of $19.0 million in aggregate principal amount of our 2027 Senior Notes in an open-market transaction through Seaport Securities, acting as broker. The repurchase price was 96.5% of par value, plus accrued interest, resulting in a gain on extinguishment of debt of approximately $0.6 million. The repurchased notes were subsequently cancelled in accordance with Section 3.06 of the Indenture. Following the repurchase, $58.0 million in aggregate principal amount of the 2027 Senior Notes remained outstanding.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of September 30, 2026 are as follows:

	As of September 30, 2026
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$3,872,853	$—	$—	$—	$3,872,853
Total	$3,872,853	$—	$—	$—	$3,872,853
As of September 30, 2026, all unfunded commitments were related to our total loan commitments and were available for funding in less than one year.
We also had the following contractual obligations as of September 30, 2026 relating to the 2027 Senior Notes:

	As of September 30, 2026
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations(1)	$81,427,500	$—	$—	$—	$81,427,500
Total	$81,427,500	$—	$—	$—	$81,427,500
(1) Amounts include projected interest payments during the period based on interest rates in effect as of September 30, 2026.
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
Critical Accounting Policies and Estimates
As of September 30, 2026, there were no significant changes in or changes in the application of our critical accounting policies or estimates from those presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. For a description of our critical accounting policies and estimates, see Note 2 “Significant Accounting Policies” to our consolidated financial statements. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Use of Estimates in the Preparation of the Consolidated Financial Statements, and Basis of Presentation.
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

Index
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

Index
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
As of September 30, 2026, on a fair value basis, 55.9% of performing debt investments bore interest at a floating rate and 44.1% of performing debt investments bore interest at a fixed rate, respectively. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our TCGSL Credit Facility and 2027 Senior Notes bear interest at a fixed rate.
As of September 30, 2026, the floating benchmark rates included one-month (“M”) and three-month (“Q”) Secured Overnight Financing Rate (“SOFR”) and U.S. prime. One-month SOFR was quoted at 3.9% and subject to a weighted average floor of 3.8% based on the outstanding principal of performing debt investments. Three-month SOFR was quoted at 4.1% and subject to a weighted average floor of 3.3% based on the outstanding principal of performing debt investments. U.S. prime rate was quoted at 7.00% and subject to a weighted average floor of 4.5%, which relates to a single debt investment on nonaccrual status; we held no performing debt investments bearing interest at U.S. prime as of September 30, 2026.
Based on our September 30, 2026 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income of base rate changes in interest rates on performing investments (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income	Interest Expense(1)	Net Investment Income
Up 300 basis points	$3,462,504	$(3,450,000)	$12,504
Up 200 basis points	$2,159,084	$(2,300,000)	$(140,916)
Up 100 basis points	$863,190	$(1,150,000)	$(286,810)
Down 100 basis points	$(585,479)	$575,000	$(10,479)
Down 200 basis points	$(690,656)	$575,000	$(115,656)
Down 300 basis points	$(690,656)	$575,000	$(115,656)
(1)The impact to interest expense is based off of our outstanding borrowings as of September 30, 2026 and does not reflect any repayments or draws that occurred subsequent to period end.
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
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Principal Financial Officer (the “PFO”). Based upon this evaluation, our CEO and PFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

Index
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of these and other inherent limitations of control systems, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On April 20, 2026, we sent the borrowers a Maturity Statement, and on May 7, 2026, we sent the borrowers a Notice of Default for failure to pay upon maturity. As of the date of this Quarterly Report, approximately $78.8 million of principal remains outstanding under the credit facility. We are pursuing repayment of this loan through multiple avenues. On May 14, 2026, AFC Agent noticed public dispositions of certain collateral under Article 9 of the Uniform Commercial Code, originally scheduled for July 28, 2026, and currently rescheduled for November 12, 2026 and November 19, 2026.
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
Also in April 2025, AFC Agent commenced an action against the parent of Justice Cannabis Company (the “Parent”) in New York state court asserting a claim for breach of contract arising from Parent’s failure to satisfy its obligations under a payment guaranty agreement related to the Company’s credit facility with Justice Cannabis Company. On August 3, 2026, AFC Agent commenced an action against the Parent in New York state court seeking summary judgment in lieu of complaint for failure of the Parent to satisfy its obligations under the guaranty agreement upon the borrower’s failure to pay at maturity. AFC Agent’s summary judgment motion remains pending. On September 18, 2026, the Parent cross-moved to dismiss or stay the action. AFC Agent believes the cross-motion is without merit and intends to defend against it vigorously.
In April 2025, two Justice Cannabis Company-affiliated cannabis companies that are borrowers under the Company’s credit facility with Justice Cannabis Company filed a complaint in the United States District Court for the District of New Jersey alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, and violations of the New York Uniform Commercial Code in connection with the Company’s termination of a forbearance agreement between the parties. In May 2025, the court granted NJ plaintiffs’ request for a preliminary injunction. In June 2025, the AFC Parties appealed the injunction to the Third Circuit Court of Appeals, which heard oral argument on March 3, 2026. On May 6, 2026, the AFC Parties filed a motion to dismiss the appeal as moot. The appeal and that motion both remain pending before the Third Circuit. On February 23, 2026, the District Court granted the AFC Parties’ motion for summary judgment on the Amended Complaint’s fourth count. On September 25, 2026, NJ Plaintiffs sought leave to file a Second Amended Complaint seeking declaratory relief. The AFC Parties vigorously opposed the motion, which remains pending. On October 5, 2026, NJ Plaintiffs sought leave to lift the stay of discovery, which the AFC Parties opposed. This request remains pending.
In June 2026, the AFC Parties commenced an action against Bloc Dispensary LLC, Hayden Gateway LLC, Pier Cove LLC and certain affiliated borrowers in the Superior Court of New Jersey, Chancery Division, Mercer County, seeking to enforce the AFC Parties’ contractual rights to inspect the collateral securing the credit facility to Justice Cannabis

Index
Company. The defendants removed the action to the United States District Court for the District of New Jersey, and the action was subsequently returned to the Chancery Division. On July 15, 2026, the defendants, together with JG HoldCo LLC and two individual principals, filed a counterclaim against the AFC Parties and applied for an order to show cause with temporary restraints seeking to enjoin the AFC Parties from exercising control over the counterclaim-NJ plaintiffs’ deposit accounts and from conducting the noticed dispositions of collateral described above. The defendants also allege, among other things, that the credit agreement is unenforceable because it involves activities that violate federal law, that the AFC Parties do not hold valid or enforceable security interests in the collateral, and that the noticed dispositions would not be commercially reasonable under Article 9 of the Uniform Commercial Code. Defendants withdrew their request for injunctive relief on August 13, 2026, and filed an Amended Answer and Counterclaims on September 4, 2026, reasserting their counterclaim under Article 9 of the Uniform Commercial Code, and adding counterclaims for conversion, breach of contract, slander of title, disclosure of trade secret, breach of fiduciary duty, and declaratory relief. The AFC Parties believe the counterclaims are without merit and intend to defend against them vigorously. This action is now in discovery. On October 29, 2026, the court transferred this action from the Chancery Division General Equity Part to the Law Division (CBL), Civil Part of Mercer County.
On March 26, 2026, Bloc Dispensary LLC, Hayden Gateway LLC, and JG HoldCo LLC—which are two borrowers and an affiliate under the credit facility to Justice Cannabis Company entities—filed suit against Leonard Tannenbaum, Robyn Tannenbaum, Daniel Neville, the Company, AFC Agent, and the Adviser in the Circuit Court for the 15th Judicial Circuit for Palm Beach County, Florida. The complaint reiterates many of the allegations in a complaint that was filed in California and subsequently dismissed for lack of jurisdiction, including that the defendants harmed plaintiffs’ business and breached the 2024 Justice Cannabis Company Forbearance Agreement, among other alleged misconduct. The Florida plaintiffs assert causes of action against all defendants for breach of fiduciary duty, tortious interference with a contractual relationship, unjust enrichment, breaches of contract, negligent hiring, and negligent retention and supervision, and seek damages, interest, costs, attorney fees, and an injunction against foreclosure. Defendants filed a motion to dismiss and a motion to stay this action on July 6, 2026. Plaintiff’s filed an opposition to the motion to dismiss on October 5, 2026. These motions remain pending.
On February 26, 2026, Jon Loevy and Michael Kanovitz—the principals of the Justice Cannabis Company borrowers—filed a complaint in the Circuit Court of Cook County, Illinois against nine individuals who are directors, officers, or other personnel affiliated with the Company. The defendants removed the action to the United States District Court for the Northern District of Illinois. The complaint, as amended on May 22, 2026, asserts a claim for defamation, based on statements attributed to a Company spokesperson in a legal trade publication and on remarks made on a Company earnings call. In June 2026, the defendants moved to dismiss the amended complaint for lack of personal jurisdiction and for failure to state a claim, and separately moved for sanctions. On August 18, 2026, the court granted defendants’ motion to dismiss without prejudice and denied their motion for sanctions. On September 8, 2026, Plaintiffs filed a Second Amended Complaint. Defendants moved to dismiss the Second Amended Complaint on October 6, 2026, which motion remains pending.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
On May 4, 2026, the Company’s Board authorized a program for the purpose of repurchasing up to $5.0 million of the Company's common stock (the “Repurchase Program”). Under the Repurchase Program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time, provided that the Company complies with the prohibitions under its compliance policies and procedures adopted in accordance with Rule 38a-1 under the 1940 Act and a code of ethics adopted pursuant to Rule 17j-1 under the 1940 Act and the guidelines specified in Rule

Index
10b-18 under the Securities Exchange Act of 1934, as amended, including certain price, market, volume, and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. Unless amended or extended by the Company’s Board, the Company expects the Repurchase Program to be in place until the earlier of such time that $5.0 million of the Company's outstanding shares of common stock have been repurchased, or May 4, 2027.
The following table summarizes the Company’s common stock repurchased under our Repurchase Program during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)

July 1, 2026 to July 31, 2026	17,519	$3.20	17,519	$2,180,885
August 1, 2026 to August 31, 2026	157,361	3.43	157,361	1,641,260
September 1, 2026 to September 30, 2026	110,776	3.48	110,776	1,255,602
Total	285,656	$3.44	285,656	$1,255,602
(1)Amount excludes commissions paid.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the fiscal quarter ended September 30, 2026, none of the directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
10.9J†
Amendment Number Ten to the Loan and Security Agreement, dated as of September 25, 2026, by and among the Company, as borrower, the lenders party thereto, and the lead arranger, bookrunner and administrative agent party thereto (filed as Exhibit 10.9J to the Company’s Current Report on Form 8-K on September 29, 2026 and incorporated by reference herein).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: November 5, 2026
ADVANCED FLOWER CAPITAL INC.

	By:	/s/ Daniel Neville
Daniel Neville
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter Sattelmair
Peter Sattelmair
Assistant Treasurer
(Principal Financial Officer)